Form 10-Q
period 1996-06-30
SCHLOTZSKYS INC
filed 1996-08-13
CIK 1002178

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q

              Quarterly report pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934


               For the quarterly period ended June 30, 1996




                       Commission File Number:  0-27008




                               SCHLOTZSKY'S, INC.
           (Exact name of registrant as specified in its charter)


           Texas                                         74-2654208
 (State or other jurisdiction of                       (IRS Employer
  incorporation or organization)                   Identification Number)


                          200 West Fourth Street
                           Austin, Texas  78701
                 (address of principal executive offices)

                              (512) 469-7500
                     (Registrant's telephone number)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                           YES   X         NO
                                ---            ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                     Shares Outstanding at August 1, 1996
 Common Stock, no par value                       5,536,172

                                    INDEX


PART I.  FINANCIAL INFORMATION                                      Page No.

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets --
         June 30, 1996 and December 31, 1995                            2

         Condensed Consolidated Statements of
         Income -- Three and Six Months Ended
         June 30, 1996 and June 30, 1995                                3

         Condensed Consolidated Statements of
         Stockholders' Equity -- Six Months Ended
         June 30, 1996 and the year ended December 31, 1995             4

         Condensed Consolidated Statements of
         Cash Flows -- Six Months Ended
         June 30, 1996 and June 30, 1995                                5

         Notes to Condensed Consolidated
         Financial Statements                                           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  8

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             13

Item 2.  Changed in Securities                                         13

Item 3.  Defaults Upon Senior Securities                               13

Item 4.  Submission of Matters to a Vote of Security Holders           13

Item 5.  Other Information                                             13

Item 6.  Exhibits and Reports on Form 8-K                              13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                   SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                             June 30,
                                               1996           December 31,
                                            (Unaudited)           1995
                                            -----------      ---------------
Assets
Current assets:
         Cash and cash equivalents          $ 7,106,999        $12,344,682
         Restricted certificates of deposit      80,208             78,983
         Royalties receivable                   460,290            304,649
         Other receivables                      887,399            597,536
         Notes receivable, current portion    2,570,257          2,325,965
         Notes receivable - affiliates,
           current portion                      292,812            221,402
         Real estate development              8,963,956          5,717,049
         Prepaid expenses & other assets        321,629            292,880
                                            -----------        ------------
Total current assets                         20,683,550         21,883,146

Other assets:
         Property, equipment & leasehold
           improvements, net                  4,320,627          4,139,619
         Notes receivable, less
           current portion                    2,299,348          1,474,311
         Notes receivable - affiliates,
           less current portion                 815,205            867,687
         Investments and advances               974,527          1,210,635
         Deferred federal income tax asset      489,527            531,870
         Intangible assets, net               7,559,661          6,601,099
                                            -----------        ------------
         Total Assets                       $37,142,445        $36,708,367
                                            -----------        ------------
                                            -----------        ------------

Liabilities and Stockholder's Equity
Current liabilities:
         Notes payable                                          $   10,968
         Current maturities of
           long-term debt                   $   136,523            902,947
         Account payable                        375,546            589,532
         Accrued liabilities                  1,603,695          1,010,331
         Federal income tax payable             (45,536)           619,382
                                             ----------         -----------
Total current liabilities                     2,070,228          3,133,160

Other liabilities:
         Deferred revenue, net                1,438,682          1,572,325
         Long-term debt, less current
           portion                            3,152,560          3,028,517
                                             ----------         -----------
         Total Liabilities                    6,661,470          7,734,002

Stockholders' Equity
         Common stock, no par value,
           30,000,000 shares authorized,
           5,509,998 and 5,536,172 issued
           and outstanding at December 31,
           1995 and June 30, 1996                44,220             43,958
         Additional paid in capital          26,401,869         26,238,964
         Retained earnings                    4,034,886          2,691,443
                                            -----------        ------------
         Total Stockholders' Equity          30,480,975         28,974,365
                                            -----------        ------------
         Total Liabilities and
           Stockholders' Equity             $37,142,445        $36,708,367
                                            -----------        ------------
                                            -----------        ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                    SCHLOTZSKY'S, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (Unaudited)


                            Three Months Ended           Six Months Ended
                           June 30,     June 30,      June 30,      June 30,
                             1996        1995           1996          1995
                          ----------  -----------    ----------    ----------
Revenues
   Royalties             $2,674,835    $1,858,121    $4,920,512    $3,333,973
   Franchise fees           475,000       390,000       822,500       757,500
   Developer fees           415,750       324,000     1,010,750       611,000
   Restaurant sales         809,677        79,565     1,375,945       155,870
   Other fees and
     revenue                595,382       357,270       957,806       460,665
                         ----------   -----------    ----------    ----------
      Total revenues      4,970,644     3,008,956     9,087,513     5,319,008

Expenses
   Royalty service costs    926,430       646,018     1,673,165     1,040,804
   Franchise fee
     development            249,250       173,500       448,250       364,000
   Restaurant cost of
     sales                  251,599        20,714       461,606        55,298
   Operating, general and
     administrative       2,320,303     1,629,122     4,229,131     2,983,267
   Depreciation and
     amortization           197,024        96,980       393,909       185,715
                         ----------    ----------    ----------    ----------
      Total expenses      3,944,606     2,566,334     7,206,061     4,629,084
                         ----------    ----------    ----------    ----------
Income from operations    1,026,038       442,622     1,881,452       689,924

Other
   Interest income
     (expense), net         116,911       (29,835)      270,888       (46,092)
                         ----------    -----------   ----------    -----------
   Income before income
     taxes and
     extraordinary gain   1,142,949       412,787     2,152,340       643,832
                         ----------    ----------    ----------    -----------
   Provision for federal
     and state income
     taxes                  428,606       168,407       808,897       259,083
                         ----------    ----------    ----------    ----------
   Income before
     extraordinary item     714,343       244,380     1,343,443       384,749

   Gain on
     extinguishment of
     debt, net of
     applicable taxes
     of $18,271 at
     June 30, 1995              -0-           -0-           -0-        38,307
                         ----------    ----------    ----------     ---------
   Net Income               714,343       244,380     1,343,443       423,056

Redeemable preferred
     stock dividends                     (140,000)                   (280,000)
                         ----------    ----------    ----------     ----------
   Net income available
     to common
     shareholders        $  714,343    $  104,381    $1,343,443    $  143,056
                         ----------    ----------    ----------     ----------
                         ----------    ----------    ----------     ----------

Income per common
  share - primary:
   Income before
     extraordinary item  $      .13    $      .04    $      .24    $      .04
   Extraordinary item        ---            ---            ---            .02
                         ----------    ----------    ----------     ----------
   Income per common
     share               $      .13    $      .04    $      .24    $      .06
                         ----------    ----------    ----------    -----------
                         ----------    ----------    ----------    -----------
   Weighted average
     shares outstanding   5,674,357     2,334,308     5,669,226     2,333,959
                         ----------    ----------    ----------    -----------
                         ----------    ----------    ----------    -----------


Income per common
  share - fully diluted:
   Income before
     extraordinary item  $      .13    $      .04    $      .24    $      .04
   Extraordinary item        ---           ---           ----             .02
                         ----------    ----------   -----------    -----------
   Income per common
     share                      .13           .04           .24           .06
                         ----------    ----------   -----------    -----------
                         ----------    ----------   -----------    -----------
   Weighted average
     shares outstanding   5,674,357     2,369,103     5,679,872     2,368,946
                         ----------    ----------   -----------    -----------
                         ----------    ----------   -----------    -----------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                  SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (Unaudited)

                                                    Common Stock
                                           ---------------------------       Additional                           Total
                                               Shares                         Paid-In          Retained        Stockholders'
                                            Outstanding       Amount          Capital          Earnings           Equity
                                           --------------   ----------       ----------       ----------      -------------
Balance, December 31, 1994                    2,187,500      $10,733                          $1,602,820      $  1,613,553
Redeemable preferred stock dividends                                                            (544,274)         (544,274)
Public sale of stock                          1,850,000       18,500         17,575,264                         17,593,764
Conversion of redeemable preferred stock      1,354,167       13,542          7,964,883                          7,978,425
Conversion of redeemable preferred
  stock dividends                               118,331        1,183            698,817                            700,000
Net income                                                                                     1,632,897         1,632,897
                                            ------------    ----------       ----------      ------------      ------------
Balance, December 31, 1995                    5,509,998       43,958         26,238,964        2,691,443        28,974,365
Options exercised                                26,174          262            162,905          -0-               163,167
Net Income                                                                                     1,343,443         1,343,443
                                            ------------    ----------       -----------     ------------      ------------
Balance, June 30, 1996                        5,536,172      $44,220        $26,401,869       $4,034,886       $30,480,975
                                            ------------    ----------       -----------     ------------      ------------
                                            ------------    ----------       -----------     ------------      ------------



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                  Six Months Ended
                                                June 30,      June 30,
                                                  1996          1995
                                               ---------     ----------
Cash flows from operating activities:        $  240,373      $  749,873

Cash flows from investing activities:
Purchase of real estate held for sale        (3,246,907)     (2,356,196)
Issuance of notes receivable                   (525,409)       (286,671)
Acquisition of intangibles                   (1,118,628)       (355,548)
Other                                             3,811        (682,792)
                                             -----------     -----------
Net cash used for investing activity         (4,887,133)     (3,681,207)

Cash flows from financing activities:
Proceeds from issuance of long term debt        169,043       3,242,041
Principal payments on long term debt           (819,342)     (1,198,432)
Proceeds from exercises of options               59,376           -0-
                                             -----------     -----------

Net cash provided by financing activities      (590,923)      2,043,609
                                             -----------     -----------
Net decrease in cash                         (5,237,684)       (887,725)

Cash and cash equivalents at beginning
  of period                                  12,344,682       1,052,744
                                             -----------     -----------

Cash and cash equivalents at end of period  $ 7,106,999      $  165,019
                                            ------------     -----------
                                            ------------     -----------


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


June 30, 1996

NOTE 1. -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.


NOTE 2. -- SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

REAL ESTATE DEVELOPMENT

Under the Turnkey Program, following the identification of a site by the Company and an Area Developer, the Company typically purchases or leases the site, designs, constructs and equips a Schlotzsky's Deli Restaurant on the site and leases or subleases the completed store to a franchisee. The Company will typically then sell the improved property and assign its lease to third party investors, or, in the case of a leased property, assign the lease and sublease to a franchisee. Currently, the Company has completed thirteen properties under the Turnkey Program, seven of which have been sold and two others which sold subsequent to June 30, 1996. To date, these properties have been developed and sold within one year of property acquisition.

NEW ACCOUNTING STANDARDS

In October 1995, the FASB issued Statement 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which establishes fair value-based accounting and have implemented reporting standards for all transactions in which a company acquires goods or services by issuing its equity securities. As such, Statement 123 covers stock-based compensation plans including all arrangements under which employees receive shares of stock. Statement 123 encourages employers to adopt its prescribed fair value-based method to be adopted but employers must comply with the disclosure requirements set forth in the statement. Statement 123 has an effective date of December 31, 1995. The Company has adopted only the reporting standards of Statement 123.

In March 1995, the FASB issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"), which addresses the accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. It also addresses the accounting for long-lived assets and certain identifiable intangibles to be disposed of. Statement 121 has an effective date of January 1, 1996. The Company has adopted Statement 121 which did not result in a significant impact upon the Company's financial statements.


NOTE 3. -- FINANCING ARRANGEMENTS

In January 1996, the Company retired a note payable to a Trust with a $650,000 balance. The note was convertible into 100,000 shares of common stock and collateralized by royalties from certain franchises. The retirement relieved both the conversion and collateral agreements.

NOTE 4. -- RESTATEMENT OF INTERIM FINANCIAL INFORMATION

Net income for the three months ended June 30, 1995 has been restated from that which was disclosed in the Form S-1 filing. Net income changed from $320,000 to $244,380 as a result of the recalculation of federal income tax expense for the period. The restatement had no effect on net income for the six months ended June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

      REVENUES.  Total revenues increased 65.2% from $3,009,000 to $4,971,000.

         Royalties increased 44.0% from $1,858,000 to $2,675,000. This increase was due to the addition of 112 restaurants opened during the period from July 1, 1995, to June 30, 1996. Also driving the increase was the growing influence of larger freestanding units with higher visibility, a 14.6% increase in average weekly sales and a 4.6% increase in same store sales.

         Franchise fees increased 21.8% from $390,000 to $475,000. This increase was a result of six additional unit openings, coupled with a higher average franchise fee, for openings during the three-month period ended June 30, 1996, as compared to the three months ended June 30, 1995.

         Developer fees increased 28.3% from $324,000 to $416,000. This increase is primarily due to the reacquisition and sale of the rights to two domestic development areas and the sale of the rights to two international markets.

         Restaurant sales increased 918% from $80,000 to $810,000. This increase was due to the opening of the Company's flagship store in Austin, Texas during November 1995, and the Company's purchase and operation of two restaurants from franchisees during the quarter ended June 30, 1996.

         Other fees and revenues increased 66.6% from $357,000 to $595,000. This change was primarily due to an increase in private label income and the timing of vendor contributions to the Company's annual franchise convention.

         The following table reflects a comparison of system performance for the three months ended June 30, 1996 and June 30, 1995. The information reflects the growth of the franchise system, which has been principally responsible for the increased revenue as discussed above.

         SYSTEM PERFORMANCE                   THREE MONTHS ENDED
                                            JUNE 30,          JUNE 30,
                                             1996               1995
                                           ---------         ----------
Units Opened:
        Domestic
                Freestanding                     18                 14
                End Cap                           9                  8
                Other                             4                  4
                                             -------             ------
                  Total Domestic Openings        31                 26
        International                             2                  1
                                             -------             ------
                  Total Openings                 33                 27
Units Closed:                                     2                  2
                                             -------             ------
                  Net Unit Growth                31                 25
                                             -------             ------
                                             -------             ------
Sales:
System Wide Sales (in thousands)            $49,948            $34,764
Average Weekly Sales                        $ 7,973            $ 6,956
Change in Average Weekly Sales                 14.6%               8.2%
Stores in Operation                             516                404
Change in Same Store Sales                      4.6%               1.3%

         COSTS AND EXPENSES. Royalty service costs increased 43.4% from $646,000 to $926,000. This increase was a direct result of the increase in royalty revenue for the three months ended June 30, 1996, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties remained relatively constant at 34.6%.

         Restaurant cost of sales, which consists of food, beverage and paper costs, increased from $21,000 to $252,000, and as a percentage of restaurant sales increased to 31.1% from 26%. This increase was primarily due to the November 1995 opening of the Company's flagship store in Austin, Texas, and the acquisition of two restaurants from franchisees in the second quarter of 1996. The increase in the percentage is primarily attributable to the Company's flagship store which conducts product testing and training, in addition to ordinary restaurant operations.

         Operating, general and administrative expenses increased 42.4% from $1,629,000 to $2,320,000. The opening of the Company's flagship unit in Austin, Texas, and the acquisition of two restaurants from franchisees accounted for $514,000 of this increase. The remaining 12% increase resulted from additional staffing at the corporate office and a one-time charge related to the exercise of certain stock options by a former employee.

         Depreciation and amortization increased from $97,000 to $197,000 and as a percentage of total revenues increased from 3.2% to 4.0%. The increase was principally due to depreciation of improvements and equipment at the Company's flagship store and the acquisition of two restaurants from franchisees. Amortization of pre-opening costs for that store and the royalty value related to remarketing the stores in Omaha and Albuquerque were the primary factors contributing to the increase in amortization expense.

         OTHER. A portion of the proceeds from the Company's initial public offering were used to retire debt and with the remainder invested in short-term liquid securities (See Liquidity and Capital Resources below). As a result, net interest income was $117,000 for the period ended June 30, 1996, a $147,000 improvement from the net interest expense of $30,000 incurred during the same period in 1995.

         INCOME TAX EXPENSE. Income tax expense reflects a combined federal and state effective tax rate of 38% for the three months ended June 30, 1996, which is consistent with the effective combined tax rate for the comparable period in 1995, giving consideration to the extraordinary item and its tax impact in that period. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will between 37% and 38% for 1996.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

       REVENUES.  Total revenues increased 70.9% from $5,319,000 to $9,088,000.

         Royalties increased 47.6% from $3,334,000 to $4,921,000. This increase was due to the addition of 112 restaurants opened during the period from July 1, 1995 to June 30, 1996. Also driving the increase was the growing influence of larger freestanding units with higher visibility, a 13.3% increase in average weekly sales and a 2.8% increase in same store sales.

         Franchise fees increased 8.6% from $758,000 to $823,000. This increase was a result of a higher average franchise fee for openings, during the six-month period ended June 30, 1996, as compared to the six months ended June 30, 1995.


         Developer fees increased 65.4% from $611,000 to $1,011,000. This increase was primarily due to the reacquisition and sale of the rights to three domestic development areas.

         Restaurant sales increased 783% from $156,000 to $1,376,000. This increase was due to the opening of the Company's flagship store in Austin, Texas during November 1995, and the Company's purchase and operation of two restaurants from franchisees during the quarter ended June 30, 1996.

         Other fees and revenues increased 108% from $461,000 to $958,000. This change was primarily due to an increase in private label income.

         The following table reflects a comparison of system performance for the six months ended June 30, 1996 and June 30, 1995. The information reflects the growth of the franchise system, which has been principally responsible for the increased revenue as discussed above.


         SYSTEM PERFORMANCE                       SIX MONTHS ENDED
                                              JUNE 30,        JUNE 30,
                                               1996             1995
                                             ---------       ----------
Units Opened:
        Domestic
                Freestanding                      32               30
                End Cap                           16               16
                Other                              8               12
                                              -------           ------
                  Total Domestic Openings         56               58
        International                              5                1
                                              -------           ------
                  Total Openings                  61               59
Units Closed:                                      8                5
                                              -------           ------
                  Net Unit Growth                 53               54
                                              -------           ------
                                              -------           ------
Sales:
System Wide Sales (in thousands)             $91,392          $64,134
Average Weekly Sales                         $ 7,671          $ 6,771
Change in Average Weekly Sales                  13.3%             9.3%
Stores in Operation                              516              404
Change in Same Store Sales                       2.8%             2.0%

         COSTS AND EXPENSES. Royalty service costs increased 60.8% from $1,041,000 to $1,673,000. This increase was a direct result of the growth in royalty revenue and the increasing percentage of Schlotzsky's restaurants under the area developer program for the six months ended June 30, 1996, as compared to the same period in the prior year. Likewise, royalty service costs as a percentage of royalties increased from 31.2% to 34.0%.

         Restaurant cost of sales, which consists of food, beverage and paper costs, increased 734.8% from $55,000 to $462,000. This increase was primarily due to the November 1995 opening of the Company's flagship store in Austin, Texas, and the acquisition and operation of two restaurants from franchisees in the second quarter of 1996.

         Operating, general and administrative expenses increased 41.8% from $2,983,000 to $4,229,000. This increase was primarily due to the opening of the Company's flagship unit in Austin, Texas, the acquisition of two restaurants from franchisees, the addition of staff at the corporate office, and other administrative costs. In addition, a one-time cost related to the exercise of certain stock options by a former employee was experienced in the six month period ending June 30, 1996.

         Depreciation and amortization increased from $186,000 to $394,000. The increase was primarily due to depreciation of improvements and equipment at the Company's flagship store and the acquisition of two restaurants from franchisees. Amortization of pre-opening costs for that store and the royalty value related to remarketing the stores in Omaha and Albuquerque were the primary factors contributing to the increase in amortization expense.

         OTHER. A portion of the proceeds from the Company's initial public offering were used to retire debt and with the remainder invested in short-term liquid securities (See Liquidity and Capital Resources below). As a result, net interest income was $270,900 for the six month period ended June 30, 1996, a $317,000 improvement from the net interest expense incurred during the same period in 1995.

         INCOME TAX EXPENSE. Income tax expense for the six months ending June 30, 1996, reflects a combined federal and state effective tax rate of 37.6%. This is comparable to the rate of 38.0% for the same period in 1995, giving consideration to the extraordinary item and its tax impact in that period. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be between 37% and 38% for 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial position improved significantly as the result of its initial public offering of Common Stock in December 15, 1995. The Company sold 1,850,000 shares of the total 2,250,000 shares offered to the public at a per share price of $11. After expenses associated with the offering, the Company generated cash proceeds of $17,594,000. The Company applied $6,027,000 of the cash proceeds to retire outstanding obligations. The Company began the year with cash reserves of $12,423,665.

         The Company financed $1,054,000 of developer fees generated during the six-month period ended June 30, 1996, resulting in cash provided from operations of $240,000. Cash decreased by $5,238,000 during the six months ended June 30, 1996. The three most significant uses of cash were the acquisition of intangibles in the amount of $1,119,000 related to the purchase of two restaurants, repayment of $819,000 of long-term debt and $3,247,000 used to acquire real estate for the turnkey program.

         Bee Cave/Westbank, Ltd., a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits, obtained an interim loan of $1,150,000 from a bank in December 1994 to finance the construction of a retail shopping center. The Company is liable for the full amount of this loan. The loan, which had an outstanding balance of $1,150,000 on June 30, 1996, bore interest at the bank's base rate (11% on December 31, 1995), was payable in unequal installments and matured in July 1996. The limited partnership is currently seeking to obtain permanent financing for this project from a financial institution, such financing to be without recourse to the Company and Schlotzsky's Real Estate, Inc. While management believes such financing will be available on favorable terms, there can be no assurance in this regard.

         The Company believes that cash flow from operations, cash reserves, collections from notes receivable and borrowings under existing credit facilities described above, will be sufficient to meet the Company's anticipated cash needs through the end of 1996. Thereafter, the Company believes that new store openings will result in increasing cash flow from operations which, together with borrowings under credit facilities, should be sufficient to meet the Company's anticipated cash needs, although there can be no assurance in this regard. Substantially all of the Company's royalties have been pledged to secure Company debt in the past. However, the proceeds of its offering were used to repay most of these obligations. Accordingly, these royalties are available to secure future financing. The Company guarantees certain leases of its franchisees for limited periods of time, which may affect its ability to obtain financing in the future. To the extent that the remaining net proceeds from the initial public offering, credit facilities, and cash flow from operations are insufficient to finance the Company's future expansion plans, the Company intends to seek additional funds for this purpose from future debt financing or additional offerings of equity securities, although there can be no assurance of the availability of such funds on acceptable terms in the future.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

For a description of the significant legal proceedings involving the Company, reference is made to Item 3 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995.

ITEM 2.  CHANGES IN SECURITIES.

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders of the Company was held on May 30, 1996. At the meeting, one director, Raymond A. Rodriguez, whose term expired at the Meeting was re-elected by a vote of 4,095,408 "for" and 1,414,590 withheld or abstained. In addition, the shareholders ratified the Board of Directors' selection of Coopers & Lybrand, L.L.P. as the Company's auditors for the fiscal year ending December 31, 1996, by a vote of 4,095,408 "for" and 1,414,590 withheld or abstained.

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits

         Exhibit                                               Sequentially
           No.                                                 Numbered Page
         -------                                               -------------
          11.1     Statement regarding computation of
                   per share earnings.                               15
          27       Financial Data Schedule.                          16

         b.  Current Reports on Form 8-K:  None

                                  SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SCHLOTZSKY'S, INC.




                                       By:  /s/ Charles E. Harvey, Jr.
                                            ____________________________
                                            CHARLES E. HARVEY, JR.
                                            Executive Vice President and
                                            Chief Financial Officer




Austin, Texas
August 13, 1996