Form 10-Q
period 1996-09-30
SCHLOTZSKYS INC
filed 1996-11-13
CIK 1002178

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q



                Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1996


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


                                YES    X       NO
                                     -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class               Shares Outstanding at November 1, 1996
      Common Stock, no par value                    5,537,422

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX


PART I.   FINANCIAL INFORMATION                                        Page No.
                                                                       --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets --
          September 30, 1996 and December 31, 1995                         2

          Condensed Consolidated Statements of
          Income -- Three and Nine Months Ended
          September 30, 1996 and September 30, 1995                        3

          Condensed Consolidated Statements of
          Stockholders' Equity -- Nine Months Ended
          September 30, 1996 and the year ended December 31, 1995          4

          Condensed Consolidated Statements of
          Cash Flows -- Nine Months Ended
          September 30, 1996 and September 30, 1995                        5

          Notes to Condensed Consolidated
          Financial Statements                                             6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               13

Item 2.   Changed in Securities                                           13

Item 3.   Defaults Upon Senior Securities                                 13

Item 4.   Submission of Matters to a Vote of Security Holders             13

Item 5.   Other Information                                               13

Item 6.   Exhibits and Reports on Form 8-K                                13

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                    1996           1995
                                                               -------------    ------------
                                                                (Unaudited)
Assets
Current assets:
     Cash and cash equivalents                                  $ 4,417,491     $12,344,682
     Restricted certificates of deposit                              80,685          78,983
     Royalties receivable                                           591,139         304,649
     Other receivables                                            1,273,381         597,536
     Notes receivable, current portion                            2,272,027       2,325,965
     Notes receivable - affiliates, current portion                 300,942         221,402
     Real estate development                                     11,364,133       5,717,049
     Prepaid expenses & other assets                                350,129         292,880
                                                                -----------     -----------
Total current assets                                             20,649,927      21,883,146

Other assets:
     Property, equipment & leasehold improvements, net            4,328,264       4,139,619
     Notes receivable, less current portion                       2,633,907       1,474,311
     Notes receivable - affiliates, less current portion            815,205         867,687
     Investments and advances                                       967,810       1,210,635
     Deferred federal income tax asset                              497,687         531,870
     Intangible assets, net                                       8,216,503       6,601,099
                                                                -----------     -----------
     Total Assets                                               $38,109,303     $36,708,367
                                                                -----------     -----------
                                                                -----------     -----------
Liabilities and Stockholder's Equity
Current liabilities:
     Notes payable                                                              $    10,968
     Current maturities of long-term debt                       $   225,629         902,947
     Accounts payable                                               347,698         589,532
     Accrued liabilities                                          1,523,415       1,010,331
     Federal income tax payable                                     112,597         619,382
                                                                -----------     -----------
Total current liabilities                                         2,209,339       3,133,160

Other liabilities:
     Deferred revenue, net                                        1,440,785       1,572,325
     Long-term debt, less current portion                         3,221,013       3,028,517
                                                                -----------     -----------
     Total Liabilities                                            6,871,137       7,734,002

Stockholders' Equity
     Common stock, no par value, 30,000,000 shares
      authorized, 5,509,998 and 5,537,422 issued and
      outstanding at December 31, 1995 and September 30, 1996        44,232          43,958
     Additional paid in capital                                  26,360,678      26,238,964
     Retained earnings                                            4,833,256       2,691,443
                                                                -----------     -----------
     Total Stockholders' Equity                                  31,238,166      28,974,365
                                                                -----------     -----------
     Total Liabilities and Stockholders' Equity                 $38,109,303     $36,708,367
                                                                -----------     -----------
                                                                -----------     -----------


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                    ----------------------------  ----------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                        1996           1995           1996           1995
                                                    -------------  -------------  -------------  -------------
Revenues
 Royalties                                            $2,874,047     $1,960,858    $ 7,794,559     $5,294,832
 Franchise fees                                          400,000        228,750      1,222,500        986,250
 Developer fees                                          325,000        259,562      1,335,750        870,562
 Restaurant sales                                      1,061,447         77,191      2,437,391        233,061
 Brand Contribution                                      511,433        121,414        871,230        446,122
 Turn-key Development                                    110,556         17,744        175,954         26,322
 Other fees and revenue                                  154,421         40,832        687,031        186,359
                                                      ----------     ----------    -----------     ----------
    Total revenues                                     5,436,903      2,706,351     14,524,415      8,043,508

Expenses
  Service Costs:
   Royalties                                             989,587        640,807      2,662,752      1,681,612
   Franchise fees                                        232,750        129,375        681,000        493,375
   Restaurant operations:
   Cost of sales                                         331,192         25,443        792,798         80,741
   Labor cost                                            397,097         81,617        677,843        151,863
   Operating Expenses                                    338,150         53,540      1,003,923        239,781
 General & Administrative                              1,743,507      1,521,432      5,026,118      4,266,359
 Depreciation and amortization                           207,720        119,068        601,629        304,783
                                                      ----------     ----------    -----------     ----------
    Total expenses                                     4,240,003      2,571,282     11,446,063      7,218,514
                                                      ----------     ----------    -----------     ----------
Income from Operations                                 1,196,901        135,069      3,078,352        824,994

Other
 Interest income (expense), net                          117,692        (31,949)       388,580        (78,041)
                                                      ----------     ----------    -----------     ----------
 Income before income taxes and extraordinary gain     1,314,593        103,120      3,466,932        746,953

 Provision for federal and state income taxes            516,223         44,992      1,325,119        304,075
                                                      ----------     ----------    -----------     ----------
 Income before extraordinary item                        798,370         58,128      2,141,813        442,878

 Gain on extinguishment of debt, net of applicable
 taxes of $18,271 at September 30, 1995                      -0-            -0-            -0-         38,307
                                                      ----------     ----------    -----------     ----------
 Net Income                                              798,370         58,128      2,141,813        481,185

Redeemable preferred stock dividends                                   (140,000)                     (420,000)
                                                      ----------     ----------    -----------     ----------
 Net income available to common shareholders          $  798,370     $  (81,872)   $ 2,141,813     $   61,185
                                                      ----------     ----------    -----------     ----------
                                                      ----------     ----------    -----------     ----------
Income per common share - primary:
 Income before extraordinary item                     $      .14     $     (.04)   $       .38     $      .01
 Extraordinary item                                         ---            ---            ---              .02
                                                      ----------     ----------    -----------     ----------
 Income per common share                              $      .14     $     (.04)   $       .38     $      .03
                                                      ----------     ----------    -----------     ----------
                                                      ----------     ----------    -----------     ----------
 Weighted average shares outstanding                   5,665,420      2,330,975      5,671,586      2,333,408
                                                      ----------     ----------    -----------     ----------
                                                      ----------     ----------    -----------     ----------
Income per common share - fully diluted:
 Income before extraordinary item                     $      .14     $     (.04)   $       .38     $      .01
 Extraordinary item                                        ---            ---            ---              .02
                                                      ----------     ----------    -----------     ----------
 Income per common share                                     .14           (.04)           .38            .03
                                                      ----------     ----------    -----------     ----------
                                                      ----------     ----------    -----------     ----------
 Weighted average shares outstanding                   5,665,420      2,330,721      5,682,232      2,416,097
                                                      ----------     ----------    -----------     ----------
                                                      ----------     ----------    -----------     ----------

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                            Common Stock
                                      ----------------------   Additional                       Total
                                        Shares                   Paid-In        Retained    Stockholders'
                                      Outstanding    Amount      Capital        Earnings       Equity
                                      -----------    ------    ----------     ----------     -----------
Balance, January 1, 1995               2,187,500     $10,733                  $1,602,820     $ 1,613,553
Redeemable preferred stock dividends                                            (544,274)       (544,274)
Public sale of stock                   1,850,000      18,500    17,575,264                    17,593,764
Conversion of redeemable preferred
  stock                                1,354,167      13,542     7,964,883                     7,978,425
Conversion of redeemable preferred
  stock dividends                        118,331       1,183       698,817                       700,000
Net income                                                                     1,632,897       1,632,897
                                      ----------     -------   -----------    ----------     -----------
Balance, December 31, 1995             5,509,998      43,958    26,238,964     2,691,443      28,974,365
Options exercised                         27,424         274       121,714                       121,988
Net Income                                                                     2,141,813       2,141,813
                                      ----------     -------   -----------    ----------     -----------
Balance, September 30, 1996            5,537,422     $44,232   $26,360,678    $4,833,256     $31,238,166
                                      ----------     -------   -----------    ----------     -----------
                                      ----------     -------   -----------    ----------     -----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       NINE MONTHS ENDED
                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                     1996            1995
                                                 -------------   ------------

Cash flows used for operating activities         $   857,667     $   975,491
Cash flows used for investing activities
  Purchase of real estate held for sale           (9,146,131)     (4,023,779)
  Proceeds from sale of real estate                3,499,047         477,181
  Issuance of notes receivable                      (752,079)       (304,398)
  Acquisition of intangibles                      (1,871,446)       (334,098)
  Other                                              (87,823)     (1,183,667)
                                                 -----------     -----------

Net cash used for investing activity              (8,358,432)     (5,368,761)

Cash flows used for financing activities
  Proceeds from issuance of long term debt           384,043       4,186,893
  Principal payments on long term debt              (879,833)       (578,313)
  Proceeds from exercises of options                  69,364             -0-
  Other                                                  -0-        (177,376)
                                                 -----------     -----------

Net cash provided by financing activities           (426,426)      3,431,204
                                                 -----------     -----------

Net increase/(decrease) in cash                   (7,927,191)       (962,066)

Cash and cash equivalents at beginning of period  12,344,682       1,052,744
                                                 -----------     -----------

Cash and cash equivalents at end of period       $ 4,417,491     $    90,678
                                                 -----------     -----------
                                                 -----------     -----------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                    SCHLOTZSKY'S, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


September 30, 1996

NOTE 1. -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 1995

     REVENUES.  Total revenues increased 100.9% from $2,706,000 to $5,437,000.

     Royalties increased 46.6% from $1,961,000 to $2,874,000. This increase was due to the addition of 117 restaurants opened during the period from October 1, 1995, to September 30, 1996. Also driving the increase was the growing influence of larger freestanding units with higher visibility, a 12.4% increase in average weekly sales and a 3.1% increase in same store sales.

     Franchise fees increased 74.9% from $229,000 to $400,000. This increase was a result of six additional unit openings, together with a higher average franchise fee, for openings during the three-month period ended September 30, 1996, as compared to the same three-month period in 1995.

     Developer fees increased 25.2% from $260,000 to $325,000. This increase is due to the sale of the rights to one domestic development area and the sale of the rights to one international market.

     Restaurant sales increased 1,275% from $77,000 to $1,061,000. This increase was due to the opening of the Company's flagship store in Austin, Texas during November 1995, and the Company's purchase and operation of two restaurants from franchisees during the second quarter of 1996. It is the Company's intention to re-market the units acquired from franchisees once their operations and profitability has improved. Management has not established a timeframe to re-market these restaurants.

     Private label licensing fees increased 321.2% from $121,000 to $511,000. The increase was facilitated by the completion of contract negotiations with two of the company's major suppliers of private label products for the franchise system and the growth of system sales volume.

     Turnkey development revenue increased from $17,000 to $111,000. The completion of five turnkey sites and sale of two other previously completed sites in the three-month period ended September 30, 1996, were responsible for this increase.

     Other fees and revenues increased 278.2% from $41,000 to $154,000. This change was primarily due to rental income generated from Turnkey sites which are currently under lease and an increase in the overhead recovery from the Company's national advertising fund.

     The following table reflects a comparison of system performance for the three-months ended September 30, 1996 and September 30, 1995. The information reflects the growth of the franchise system, which has been principally responsible for the increased revenue as discussed above.

     SYSTEM PERFORMANCE

                                                  THREE MONTHS ENDED
                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                 1996           1995
                                             -------------   -------------
           Units Opened
             Domestic
               Freestanding                          19             12
               End Cap                                6              6
               Other                                  4              7
                                                -------        -------
                 Total Domestic Openings             29             25
             International                            2            -0-
                                                -------        -------
                 Total Openings                      31             25
           Units Closed                               4              4
                                                -------        -------
                 Net Unit Growth                     27             21
                                                -------        -------
                                                -------        -------
           Sales:
           System Wide Sales (in thousands)     $54,716        $36,919
           Average Weekly Sales                  $8,130         $7,233
           Change in Average Weekly Sales            12%             8%

           Stores in Operation                      543            426

           Change in Same Store Sales               3.1%            .1%

     COSTS AND EXPENSES. Royalty service costs increased 54.4% from $641,000 to $990,000. This increase was a direct result of the increase in royalty revenue for the three-months ended September 30, 1996, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 32.6% to 34.4%. This increase reflects the growing number of restaurants serviced by the area developer system.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased from $25,000 to $331,000, but as a percentage of restaurant sales remained relatively constant between 31% to 32%. This dollar increase was primarily due to the November 1995 opening of the Company's flagship store in Austin, Texas, and the acquisition of two restaurants from franchisees in the second quarter of 1996. Other restaurant costs which consist of labor and operating expenses also reflect increases which result from the 1995 opening of the Company's flagship store and the two former franchisee restaurants which were acquired earlier this year. Restaurant labor costs increased from $82,000 to $397,000, but as a percentage of restaurant sales decreased from 106% to 37% for the same quarter in 1995. Likewise, restaurant operating expenses have increased from $54,000 to $338,000, but as a percentage of restaurant sales decreased from 69% to 32% for the three-months ended September 30, 1996, as compared to the same three-month period in 1995. The decrease in labor and operating expenses as a percentage of restaurant sales was primarily due to pre-opening costs incurred relating to the November 1995 opening of the Company's flagship store in Austin, Texas.

     General and administrative expenses grew from $1,521,000 to $1,744,000 representing a 14.6% increase. The change is principally the result of adding personnel at the corporate office and the increase of the Company's reserves for collection of its receivables.

     Depreciation and amortization increased from $119,000 to $208,000, but as a percentage of total revenues decreased slightly from 4.0% to 3.8%. The dollar increase was principally due to first time depreciation of improvements and equipment at the Company's flagship store and additional depreciation resulting from the acquisition of two stores from franchisees. Amortization of pre-opening costs for the flagship store and the royalty value related to remarketing the stores in Omaha and Albuquerque were the primary factors contributing to the increase in amortization expense.

     OTHER. A portion of the proceeds from the Company's initial public offering were used to retire debt and with the remainder invested in short-term liquid securities (SEE LIQUIDITY AND CAPITAL RESOURCES BELOW).
As a result, net interest income was $118,000 for the quarter ended September 30, 1996, a $150,000 improvement from the net interest expense of $32,000 incurred during the same period in 1995.

     INCOME TAX EXPENSE. Income tax expense reflects a combined federal and state effective tax rate of 39% for the three-months ended September 30, 1996, which reflects a slight increase from the effective combined tax rate for the comparable period in 1995, giving consideration to the extraordinary item and its tax impact in that period. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be between 38% and 39% for 1996.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

     REVENUES.  Total revenues increased 80.6% from $8,044,000 to $14,524,000.

     Royalties increased 47.2% from $5,295,000 to $7,795,000. This increase was due to the addition of 117 restaurants opened during the period from October 1, 1995 to September 30, 1996. Also driving the increase was the growing influence of larger freestanding units with higher visibility, an 11% increase in average weekly sales and a 2.9% increase in same store sales.

     Franchise fees increased 24.0% from $986,000 to $1,223,000. This increase was a result of a higher average franchise fee for openings, during the nine-month period ended September 30, 1996, as compared to the nine months ended September 30, 1995.

     Developer fees increased 53.4% from $871,000 to $1,336,000. This increase was primarily due to the reacquisition and sale of the rights to four domestic development areas.

     Restaurant sales increased from $233,000 to $2,437,000. This increase was due to the opening of the Company's flagship store in Austin, Texas during November 1995, and the Company's purchase and continued operation of two restaurants from franchisees during the second quarter of 1996. It is the Company's intention to re-market the units acquired from franchisees once their operations and profitability has improved. Management has not established a timeframe to re-market these restaurants.

     Private label licensing fees increased 95.3% from $446,000 to $871,000. This change was the result of two re-negotiated contacts with suppliers of private label products as well as an increase in the volume of the purchases of these products by the franchise system.

     Turnkey development fees grew from $26,000 to $176,000 for the nine months ended September 30, 1996. The completion of twelve turnkey sites and sale of six of these sites was responsible for the additonal fees in the current nine-month period.

     Other fees and revenues increased 269% from $186,000 to $687,000. This change was primarily due to rental income from turnkey sites under lease beginning for the first time in 1996, fees from franchise transfers, and an increase in the overhead recovery from the Company's national advertising fund.

     The following table reflects a comparison of system performance for the nine months ended September 30, 1996 and September 30, 1995. The information reflects the growth of the franchise system, which has been principally responsible for the increased revenue as discussed above.

                                                  NINE MONTHS ENDED
                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                 1996            1995
                                             -------------   -------------
     SYSTEM PERFORMANCE
     Units Opened
           Domestic
               Freestanding                       51              42
               End Cap                            22              22
               Other                              12              19
                                             -------------   -------------
                    Total Domestic  Openings      85              83
           International                           7               1
                                             -------------   -------------
                    Total Openings                92              84
     Units Closed                                 12               9
                                             -------------   -------------
                    Net Unit Growth               80              75
                                             -------------   -------------
                                             -------------   -------------
     Sales:
     System Wide Sales (in thousands)            $146,108        $97,948
     Average Weekly Sales                        $  7,819        $ 7,061
     Change in Average Weekly Sales                    11%            11%
     Stores in Operation                              543            426
     Change in Same Store Sales                       2.9%           1.6%


     COSTS AND EXPENSES. Royalty service costs increased 58.3% from $1,682,000 to $2,663,000. This increase was a direct result of the growth in royalty revenue and the increasing percentage of Schlotzsky's restaurants under the area developer program for the nine months ended September 30, 1996, as compared to the same period in the prior year. Likewise, royalty service costs as a percentage of royalties increased from 31.7% to 34.1%.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased 881.9% from $81,000 to $793,000. This increase reflects the operational impact of the Company's flagship store in Austin, Texas, which opened in November 1995, and the acquisition and operation of two stores from franchisees in the second quarter of 1996.

     Restaurant labor cost and operating expenses also reflect the operational impact of the Company's flagship store and the addition of the two former franchisee restaurants now being operated by the Company. Labor costs increased 346.4% from $152,000 to $678,000. Additionally, restaurant operating expenses grew 318.7% from $240,000 to $1,004,000 for the nine months ended September 30, 1996.

     General and administrative expenses increased 17.8% from $4,266,000 to $5,026,000. This increase was primarily due to the addition of staff at the corporate office, the strengthening of reserves for certain receivables, and other administrative costs. In addition, a one-time cost related to the exercise of certain stock options by a former employee was experienced in the second quarter of 1996.

     Depreciation and amortization increased from $305,000 to $602,000. The increase was primarily due to first time depreciation of improvements and equipment at the Company's flagship store and the acquisition of two stores from franchisees during the second quarter of 1996. Amortization of pre-opening costs for that store and the royalty value related to remarketing the stores in Omaha and Albuquerque were the primary factors contributing to the increase in amortization expense.

     OTHER. A portion of the proceeds from the Company's initial public offering were used to retire debt and with the remainder invested in short-term liquid securities (See LIQUIDITY AND CAPITAL RESOURCES BELOW). As a result, net interest income was $389,000 for the nine-month period ended September 30, 1996, a $467,000 improvement from the net interest expense incurred during the same period in 1995.

     INCOME TAX EXPENSE. Income tax expense for the nine months ending September 30, 1996, reflects a combined federal and state effective tax rate of 38.2%. This is comparable to the rate of 38.7% for the same period in 1995, giving consideration to the extraordinary item and its tax impact in that period. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be between 38% and 39% for 1996.

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

     The Company financed $1,875,000 of developer fees generated during the nine-month period ended September 30, 1996, resulting in cash provided from operations of $857,667. Cash decreased by $7,927,000 during the nine months ended September 30, 1996. The three most significant uses of cash were the acquisition of intangibles in the amount of $1,872,000 related to the purchase of two restaurants and two domestic development territories, repayment of $819,000 of long-term debt and $5,647,000 used to acquire real estate for the turnkey program.

     Bee Cave/Westbank, Ltd., a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits, obtained an interim loan of $1,150,000 from a bank in December 1994 to finance the construction of a retail shopping center. The Company is liable for the full amount of this loan. The loan, which had an outstanding balance of $1,145,000 on September 30, 1996, bore interest at the bank's base rate (9.5% on September 30, 1996), was renewed in July 1996. The limited partnership is currently seeking to obtain permanent financing for this project from a financial institution. While management believes such financing will be available on favorable terms, there can be no assurance in this regard.

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

REAL ESTATE DEVELOPMENT

The Company instituted the Turnkey Program during 1995 to further assist franchisees in obtaining superior sites and to achieve more rapid penetration in those selected major markets where the Company believes there is strong demand by franchisees for quality locations. Under the Turnkey Program, the Company works with an area developer to identify superior store sites within a territory. The Company will purchase or lease a selected site, design and construct a Schlotzsky's Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company then sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. The Company charges the franchisee approximately $20,000 per site for managing the construction of the store. This construction management fee is recognized when the store is opened. The Company anticipates that the total investment in each acquired free-standing location will be approximately $500,000 to $800,000 (less for leased locations), and that it will typically recognize fees on the sale or assignment of the site to investors. The Company believes that the Turnkey Program enhances the ability of area developers to recruit qualified franchisees by developing high profile restaurant sites and achieving critical mass more quickly in selected markets.

The Company has completed eighteen properties under the Turnkey Program, twelve for the nine-month period ended September 30, 1996, eleven of which were sold, six during the nine months ended September 30, 1996, and the remaining twelve stores have generated $73,000 of rental revenue. Thirty-six properties were under development as of the end of the period. The Company has obtained commitments from institutional investors for up to $5,308,000 of purchases of properties under the Turnkey Program. These commitments require the Company to guarantee rental payments by the lessees/franchisees for a portion of their lease terms.

A summary of turnkey sites developed since inception of the program is as follows:

Invested at

                                     Number of   September 30,   Estimates to
                                       Units          1996         Complete
                                     ---------   -----------     ------------

          Opened and Sold                11          --              --
          Opened (receiving rent and
            royalties)                    7         4,965,900        --
          Under Construction              6         2,570,800       1,729,200
          Pre-construction                7         2,365,400       3,209,600
          Pre-acquisition                18           218,800      12,996,200
          Other                           5         1,233,700        --
                                       ----       -----------     -----------
                                         54       $11,354,600     $17,935,000
          Contracts from Purchasers      --          --              --
                                       ----       -----------     -----------
          Net                            54       $11,354,600     $17,935,000
                                       ----       -----------     -----------
                                       ----       -----------     -----------

Estimates above are based upon information from third parties and management's assessment of conditions in existence at the time of this filing. There can be no assurance that conditions (such as general or regional economic conditions) will not change significantly requiring greater investment of resources or a longer period of time to satisfactorily complete construction or marketing the properties.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such statements may include, but not be limited to, projections of revenues, income, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management assumptions and are subject to risks and uncertainties, along with factors set forth in the Company's Annual Report on Form 10-K in "Business" pages 1-16.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

For a description of the significant legal proceedings involving the Company, reference is made to Item 3 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995.


ITEM 2.  CHANGES IN SECURITIES.

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5.  OTHER INFORMATION.

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits

         Exhibit                                                        Sequentially
           No.                                                          Numbered Page
         -------                                                        -------------
          11.1     Statement regarding computation of per share earnings       15

          27       Financial Data Schedule                                     16

     b.  Current Reports on Form 8-K:   None

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SCHLOTZSKY'S, INC.




                                       By:
                                           ---------------------------------
                                           CHARLES E. HARVEY, JR.
                                           Executive Vice President and
                                           Chief Financial Officer




Austin, Texas
November 12, 1996