Form 10-K
period 1996-12-31
SCHLOTZSKYS INC
filed 1997-03-31
CIK 1002178

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27008
                            ------------------------

                               SCHLOTZSKY'S, INC.

             (Exact name of Registrant as specified in its charter)

                TEXAS                                   74-2654208
   (State or other Jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                     200 W. 4TH STREET, AUSTIN, TEXAS 78701

              (Address of principal executive offices) (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (512) 469-7500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   Name of each exhange
         Title of each class                       on which registered

      COMMON STOCK, NO PAR VALUE                  NASDAQ NATIONAL MARKET

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 NOT APPLICABLE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997 was approximately $35,186,832 based upon the last sales price on March 21, 1997 on the NASDAQ National Market System for the Company's common stock. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. Registrant had 5,539,922 shares of Common Stock outstanding on March 21, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SCHLOTZSKY'S, INC.

                               INDEX TO FORM 10-K

                          YEAR ENDED DECEMBER 31, 1996

                                                                                                         PAGE NO.
                                                                                                       -------------
PART I

Item 1. Business.....................................................................................            1
Item 2. Properties...................................................................................           14
Item 3. Legal Proceedings............................................................................           14
Item 4. Submission of Matters to a Vote of Security Holders..........................................           15

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters........................           15
Item 6. Selected Consolidated Financial Data.........................................................           15
Item 7. Management's Discussion and Analysis of Financial Condition and Results
        of Operation.................................................................................           17
Item 8. Financial Statements and Supplementary Data..................................................           26
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure...................................................................................           26

PART III

Item 10. Directors and Executive Officers of the Registrant..........................................           26
Item 11. Executive Compensation......................................................................           26
Item 12. Security Ownership of Certain Beneficial Owners and Management..............................           27
Item 13. Certain Relationships and Related Transactions..............................................           27

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................           27

                                     PART I

ITEM 1. BUSINESS

    Schlotzsky's, Inc. (the "Company") was formed effective January 1, 1993, when Schlotzsky's Franchising Limited Partnership, Schlotzsky's-Houston, Ltd., Schlotzsky's-San Antonio, Ltd., Schlotzsky's Restaurant Management Corporation, and Schlotzsky's, Inc. (collectively, the "Predecessor Entities") were merged into the Company and its two wholly-owned subsidiaries, Schlotzsky's Restaurants, Inc. and Schlotzsky's Real Estate, Inc. (the "1993 Merger"). In June 1993, the Company raised $5 million through the sale of Class A Preferred Stock and used the proceeds to redeem the preferred stock issued in the 1993 Merger to the investors in the Predecessor Entities other than John C. Wooley and Jeffrey J. Wooley. The Company's other subsidiaries, which are wholly-owned, are Schlotzsky's Brands, Inc., Schlotzsky's Equipment Corporation, DFW Restaurant Transfer Corporation, 56th and 6th, Inc., and 218 Beverage Corporation. The Company and its subsidiaries are Texas corporations, and references to the "Company" include its predecessors, and its and their subsidiaries, unless the context otherwise requires.

    The Company's principal executive offices are located at 200 West Fourth Street, Austin, Texas 78701, and its telephone number is (512) 469-7500.

GENERAL

    The Company is a franchisor of quick service restaurants that feature made-to-order sandwiches with unique sourdough buns. At December 31, 1996, the Schlotzsky's system included four Company-owned stores and 569 franchised stores located in 38 states, the District of Columbia and eleven foreign countries. System-wide sales were approximately $142.5 million for 1995 and $202.4 million for 1996. Average unit volumes were $368,000 in 1995 and $410,000 in 1996.

STRATEGY

    John C. Wooley and Jeffrey J. Wooley acquired the Company in 1981. They were attracted to the Company by the unique characteristics of The Schlotzsky's Original sandwich, the only sandwich sold at Schlotzsky's restaurants at that time, and the strong brand loyalty that had developed for this sandwich in the Company's markets. From 1981 to 1991, management tested different strategies to expand the Company's business, including the development of Company-owned stores and expanded store menus.

    In 1991, the Company began implementing a strategy to achieve its objective of becoming a leader in the specialty sandwich segment of the restaurant industry in the United States. The key elements of this strategy are to: offer an expanded menu of consistent, high quality foods featuring the Company's proprietary sourdough bread recipe, complemented by excellent customer service; utilize area developers to decentralize franchisee recruiting and support; develop a strong network of motivated owner-operator franchisees; implement a turnkey development program to secure superior sites and accelerate market penetration; develop new stores in high visibility, free-standing locations; and increase awareness of the Schlotzsky's brand through enhanced marketing and private label products.

    MENU OF DISTINCTIVE, HIGH QUALITY PRODUCTS. Schlotzsky's Deli restaurants offer an expanded menu of consistent, high quality foods featuring the Company's proprietary sourdough bread recipe, complemented by excellent customer service. The menu features made-to-order sandwiches with sourdough buns which are baked fresh daily from scratch. The Schlotzsky's Original sandwich, which was introduced in 1971, is a variation of the muffaletta sandwich made with three meats (lean ham, Genoa salami and cotto salami), three cheeses (mozzarella, cheddar and Parmesan), garlic butter, mustard, marinated black olives, onion, lettuce and tomato on a toasted sourdough bun. The Schlotzsky's Original sandwich continues to be the most popular item on the Schlotzsky's menu. Schlotzsky's Deli restaurants offer an expanded menu with 15 sandwiches on four types of bread, ten sourdough crust pizzas, five salads, soups, chips and other side items, fresh baked cookies and other desserts, and beverages. At most locations, sandwiches range in price from $2.50 to $4.75 ($7.00 for an oversized Original), and eight-inch gourmet pizzas are priced between $3.50 and $4.50.

    AREA DEVELOPERS. The Company utilizes area developers to decentralize franchisee recruiting and support. The Company has recruited and trained 41 area developers to assist it in achieving its expansion goals in the United States. Area developers provide the following services: they recruit and qualify franchisees; they assist in site selection, obtaining financing, construction and store openings; they provide ongoing operational support; they monitor product and service quality; and they coordinate local advertising. Prior to 1991, these functions were performed by Company personnel. By relying on area developers, the Company believes that it can effectively support an increasing number of franchised stores while controlling the Company's personnel costs and other overhead. Area developers receive a portion of franchise fees and royalties from each restaurant in their territories and are therefore highly motivated to develop their markets and monitor operating performance. Area developers must meet specific store opening schedules under their agreements with the Company in order to maintain their development rights.

    MOTIVATED OWNER-OPERATOR FRANCHISEES. The Company is developing a strong network of owner-operator franchisees. The Company believes that a motivated owner-operator is key to the success of a restaurant. Other than three locations in Texas and one in Manhattan, the Schlotzsky's system consists exclusively of franchised stores, owned and managed by entrepreneurial franchisees. The Company seeks franchisees who are committed to providing on-site supervision of store operations and prefers to limit franchisees to three locations in relatively close proximity.

    HIGH VISIBILITY STORES. The Company and its area developers encourage franchisees to develop free-standing stores with high visibility and easy access. The Company believes the location of a store is as critical to its success as the efforts of the franchisee, and trains area developers to assist franchisees in identifying and acquiring superior store locations. The Company implemented its Turnkey Program as a means of accelerating the development of high visibility stores and capitalizing on the Company's experience in evaluating store sites.

    INCREASED BRAND AWARENESS. The Company seeks to increase awareness of the Schlotzsky's brand through enhanced marketing and private label products. The Company is directing its franchising efforts to establish a sufficient number of stores in larger markets to allow expanded cooperative advertising through newspaper, radio and television. The Company is also developing a complete line of private label products to increase Schlotzsky's brand awareness. Private label products are used by franchisees in preparing foods and are displayed at stores as part of the standard decor package. Some private label products are sold by franchisees for home consumption.

EXPANSION

    At December 31, 1996, the Schlotzsky's system consisted of 573 stores in 38 states, the District of Columbia, and eleven foreign countries. At December 31, 1994 and 1995, the system included 353 and 463 stores, respectively.

              Schlotzsky's Store Locations as of December 31, 1996

LOCATION                                                   NUMBER OF STORES
--------------------------------------------------------  -------------------
UNITED STATES:
Texas...................................................             187
California..............................................              33
Arizona.................................................              27
Georgia.................................................              27
Florida.................................................              26
Michigan................................................              21

LOCATION                                                   NUMBER OF STORES
--------------------------------------------------------  -------------------
Illinois................................................              17
Indiana.................................................              17
Oklahoma................................................              15
Tennessee...............................................              15
Colorado................................................              13
New Mexico..............................................              13
South Carolina..........................................              13
Alabama.................................................              11
Nebraska................................................              11
Wisconsin...............................................              11
Missouri................................................               9
North Carolina..........................................               9
Kansas..................................................               8
Louisiana...............................................               8
Arkansas................................................               7
Minnesota...............................................               7
Virginia................................................               7
Ohio....................................................               6
Utah....................................................               6
Nevada..................................................               5
Iowa....................................................               4
Oregon..................................................               3
West Virginia...........................................               3
Hawaii..................................................               2
Idaho...................................................               2
Mississippi.............................................               2
New York................................................               2
North Dakota............................................               2
Pennsylvania............................................               2
South Dakota............................................               2
Washington..............................................               2
Connecticut.............................................               1
District of Columbia....................................               1
                                                                     ---
TOTAL U.S...............................................             557
INTERNATIONAL:
Japan...................................................               4
Argentina...............................................               3
Canada..................................................               1
Germany.................................................               1
Guatemala...............................................               1
Korea...................................................               1
Lebanon.................................................               1
Mexico..................................................               1
Sweden..................................................               1
Turkey..................................................               1
U.K.....................................................               1
                                                                     ---
TOTAL INTERNATIONAL.....................................              16
                                                                     ---
TOTAL STORES............................................             573
                                                                     ---
                                                                     ---

    The Company has contractual store opening commitments from area developers which, if met (and assuming that no stores are permanently closed), would result in over 1,000 stores by December 31, 2000, excluding international stores. While the Company recently terminated an area developer for cause, in the past, area developers have failed to meet store opening schedules and the Company has agreed to extend or waive development schedules for these area developers. There can be no assurance that the Company or its area developers will be able to maintain their store opening schedules.

TURNKEY REAL ESTATE DEVELOPMENT PROGRAM

    The Company instituted the Turnkey Program to further assist franchisees in obtaining superior sites and to achieve more rapid penetration in those selected major markets where the Company believes there is strong demand by franchisees for good locations. Under the Turnkey Program, the Company works with an area developer to identify superior store sites within a territory. The Company will purchase or lease a selected site, design and construct a Schlotzsky's Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company then sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. The Company anticipates that the total investment in each acquired free-standing location will be approximately $500,000 to $800,000 (less for leased locations), and that it will typically recognize fees on the sale or assignment of the site to investors ranging from $20,000 to $60,000 per transaction. The Company believes that the Turnkey Program enhances the ability of area developers to recruit qualified franchisees by developing high profile store sites and achieving critical mass more quickly in selected markets.

    The Company started and completed 13 properties under the Turnkey Program in 1996. In addition, three other properties begun in 1995 were completed and opened. Of these, ten were sold in 1996 and the balance were generating rental revenue pending sale of the properties to an investor. Fourteen properties were at various stages of development at year end. Six of the ten properties sold were acquired by two real estate investors pursuant to terms which required the Company to pay commitment fees or deposits or to guarantee rental payments by the lessees/franchisees for a portion of their lease terms.

MENU

    The Schlotzsky's Deli menu provides customers with popular food items which the Company believes are fresher, more flavorful and of greater variety than those offered by competitors. The key menu groups are made-to-order sandwiches and pizzas, salads, soups, cookies and other desserts, and beverages. Sandwiches and pizzas are made with delicatessen-style meats, chicken and specialty cheeses, all of which are purchased ready for use from approved suppliers. The Company's distinctive sandwich buns and pizza crusts are baked daily from scratch, rather than with pre-mixed or frozen dough, to ensure the highest quality and freshness.

FRANCHISING

    The Company has adopted a strategy of franchising, rather than owning, stores. The Company believes that franchisees who own and operate stores are more highly motivated and manage stores more efficiently than typical manager-employees. Moreover, franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Area developers play a key role in the Company's franchising program by recruiting qualified franchisees and providing a high level of support to franchised stores.

    AREA DEVELOPERS. The Company's 41 area developers recruit and qualify franchisees according to criteria developed by the Company. Once a franchisee is approved by the Company, the area developer assists the franchisee in site selection, store design and layout, construction and financing. The area developer provides store opening assistance, monitors store performance and compliance with product and service quality standards established by the Company and coordinates cooperative advertising within his territory. The Company generally pays area developers 50% of all franchise fees paid by franchisees in their territories, although some area developers have received up to 100% of certain franchise fees as an inducement to develop their territories more quickly. In addition, the Company also pays area developers approximately 42% of the royalties received under franchise agreements providing for 6% royalties and 12.5% to 25% of royalties received under franchise agreements providing for 4% royalties, in each case with respect to franchisees in their territories. Area developers are not required to own or operate stores, although some of the Company's area developers are also franchisees under separate franchise agreements. Area developers are granted exclusive rights to one or more television markets in the United States, typically for a term of 50 years. Each area developer pays the Company a nonrefundable fee for the exclusive development rights for a market. The Company typically receives 25% to 50% of the area developer fee when the area development agreement is signed with the balance payable with interest over an 18 to 36-month period under a promissory note from the area developer.

    Area development agreements are nonassignable without the prior written consent of the Company, and consents have been granted from time to time. The Company retains rights of first refusal with respect to any proposed sale by the area developer. Area developers are not permitted to compete with the Company. Area developers typically commit to a store opening schedule for each territory. If an area developer fails to meet its obligations, the Company can terminate or repurchase its territory for resale, although the Company has agreed to extend or waive these store opening schedules for certain area developers.

    FRANCHISEES. The Company believes the involvement of owners in daily store operations is critical to the success of a franchise. The Company prefers franchisees who will operate no more than three stores, located within a single market. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. Because the cost of building and equipping a Schlotzsky's Deli restaurant is somewhat higher than for some other specialty sandwich franchise operations, the Company's franchisees must have substantial cash resources or a relatively high net worth to obtain financing to build and equip stores. While area developers identify and recruit potential franchisees, all franchisees must be approved by the Company.

    FRANCHISE AGREEMENTS. The Company enters into a unit development agreement with each franchisee granting the franchisee the right to develop a specific number of stores within a territory over a defined period of time. Once a site for a store has been selected by the franchisee and accepted by the Company, a unit franchise agreement for that store is signed. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $20,000 for the franchisee's first store and $10,000 for any additional store. The franchise fee for the initial store and a partial payment on each additional store is payable at the time of signing the unit development agreement. The current standard franchise agreement provides for a term of 20 years (with one ten-year renewal option) and payment of a royalty of 6% of sales. Over 135 stores governed by franchise agreements entered into prior to 1991 pay a royalty of 4% of sales.

    The Company has the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise. See "--Government Regulation."

    FRANCHISEE TRAINING AND SUPPORT. Each franchisee is required to have a principal operator approved by the Company who satisfactorily completes the Company's training program and who devotes full business time and efforts to the operation of the franchisee's restaurants. Franchisees may also enroll each store manager in the Company's training program. The Company provides training at operating Schlotzsky's Deli restaurants in various locations. In November 1995, the Company opened its new flagship Schlotzsky's Deli restaurant in Austin, Texas, which includes training facilities. Most franchisee training is being conducted at that location. Franchisees are required to pass a minimum skills test before they can begin operating their first store. An on-site training crew is provided by the Company or an area developer for three days before and two days after the opening of a franchisee's first store. Company management and area developers maintain ongoing communication with franchisees, exchanging operating and marketing information.

    FRANCHISE OPERATIONS. All franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Food preparation is standardized and is limited to baking bread, slicing pre-cooked meats, cheese and produce, melting cheese and heating sandwiches. Because they usually operate no more than three stores, franchisees are expected to be actively involved in monitoring operations at each store. Each franchisee has full discretion to determine the prices to be charged to its customers. Franchise stores are periodically inspected by area developers and the Company's field service representatives. Area developers are responsible for monitoring and enforcing the Company's standards and specifications as set forth in the franchise agreement and the Company's manuals on a continuous basis.

    REPORTING. Most Schlotzsky's Deli restaurant franchisees are required to report weekly sales and other data to the Company. Other franchisees are required to report monthly. Generally, 6% royalties are payable weekly by automatic bank drafts and 4% royalties are payable monthly by check. The Company is currently developing point-of-sale software for use by franchisees to record and report sales and other operating information and anticipates that new franchisees will be required to use this point-of-sale software beginning in 1997. Although the Company has the right to audit franchisees, it relies primarily on voluntary compliance by franchisees to accurately report sales and remit royalties.

    INTERNATIONAL MASTER LICENSEES. In addition to the Company's expansion in the United States, the Company has granted nonassignable rights to develop stores in international markets to master licensees. A master licensee is typically licensed for 50 years to use the Schlotzsky's trademarks in designated foreign territories and may grant area development rights and franchises in those territories. Unlike area developers, master licensees contract directly with franchisees, and the Company delegates the selection of franchisees and approval of sites to the master licensees. When a master license is granted, the master licensee pays the Company a negotiated, nonrefundable license fee. In some instances, the Company will negotiate a territorial agreement pursuant to which a foreign territory is reserved and the principal economic terms of the master license agreement are agreed upon in return for a nonrefundable fee to be applied toward the master license fee. The Company normally receives 15% to 35% of the master license fee in cash when the master license or territorial agreement is signed, with the balance payable with interest over a term of up to 48 months under a promissory note from the master licensee. Typically, the Company also receives one-third to one-half of any sublicense and franchise fees and one-third of any royalties received by the master licensee. All amounts payable to the Company by the master licensees must be paid in U.S. dollars. As of December 31, 1996, the Company had executed master licenses or territorial agreements covering 44 foreign countries. As with area developers, if master licensees fail to meet their obligations, the Company can terminate their rights or repurchase their territories for resale. Master licensees are subject to various laws and regulations regarding franchising and licensing in their territories and are responsible for complying with these laws and regulations.

SITE SELECTION

    The Company trains area developers to assist franchisees in selecting their sites and developing their stores. Each franchisee is responsible for selecting store locations acceptable to the Company. Site selection criteria are based on accessibility and visibility of the site and selected demographic factors, including population, residential and commercial density, income, age and traffic patterns. The Company prefers that franchisees select sites for free-standing or end-cap stores to maximize store visibility and sales potential.

    The Company has developed a series of prototype store designs and specifications for free-standing and end-cap stores which its area developers make available for use by franchisees. These specifications are designed to be adapted to existing restaurants and other retail spaces, which should result in more flexibility and lower rents for franchisees than restaurants with rigid design requirements.

UNIT ECONOMICS

    The Company believes that the Schlotzsky's Deli restaurant concept offers attractive unit economics. The cost to a franchisee of developing and opening a Schlotzsky's Deli restaurant in leased space currently ranges from approximately $215,000 to $300,000, including leasehold improvements, equipment, fixtures and initial working capital. During 1996, the average store revenue for Schlotzsky's Deli restaurants (excluding non-Deli restaurant format stores) that were open for the entire period was approximately $398,000, although store revenue varies significantly depending upon the type, size and location of the store. The Company believes that food and paper costs for the Schlotzsky's Deli menu items are relatively low as a percentage of gross store sales as compared to many quick service restaurant concepts. With higher gross margins, franchisees should be able to recover their cash investment and achieve profitability on relatively lower unit sales volumes.

FINANCING

    The Company typically does not provide financing to franchisees for the costs of developing and opening stores and is not obligated to do so. Both the Company and area developers assist franchisees in obtaining financing by identifying third party financing sources. Certain financial institutions have designed equipment leasing programs specifically for Schlotzsky's franchisees and have developed guidelines for sale and leaseback financing for Schlotzsky's stores. The Company has also identified Small Business Administration lenders which have made loans to Schlotzsky's franchisees. These lenders are not committed to provide any financing to franchisees and there can be no assurance that franchisees will be able to finance their costs of opening stores on suitable terms.

    Although it is not obligated to do so, the Company from time to time agrees to guarantee its franchisees' obligations to equipment and real property lessors or subordinates all or a portion of its royalties to the obligations of franchisees on such leases. As of December 31, 1996, the Company had guaranteed an aggregate of approximately $10.1 million in principal amount of indebtedness of franchisees. As of December 31, 1996, the Company had agreed to subordinate approximately $25,000 in aggregate, average monthly royalties to liens of lessors and other creditors of franchisees in the event of a default by the franchisees in their lease or other obligations.

PURCHASING; PRIVATE LABELING

    Franchisees are required to purchase equipment, furniture, smallwares, merchandising displays and food from suppliers approved by the Company. Approximately 80% of overall purchases of goods used in daily operations by the Company's franchised stores are from International Multifoods Corporation, which provides volume discounts to franchisees based upon system-wide purchases. The Company believes that comparable goods are available at competitive prices from numerous other suppliers.

    The Company has licensed various manufacturers to produce Schlotzsky's private label supplies including meats, cheeses, and chips, and receives licensing fees from sales of private label foods to franchisees. While franchisees are not required to purchase private label supplies other than the Company's sourdough flour mixes, the Company believes that most franchisees prefer them because they are of equal or superior quality compared to brand name products and generally are less expensive than the supplies available from other approved sources. In addition, some private label products can be sold separately at stores for home consumption, enhancing brand awareness and providing franchisees with additional sales and profit opportunities.

MARKETING

    Franchised stores contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF"), a non-profit corporation administered by the Company. In addition, franchisees are required by the terms of their franchise agreements to spend at least 3% of gross sales on local advertising. To take advantage of critical mass in certain television markets, franchisees are encouraged to form cooperatives where local advertising funds can be pooled to maximize the benefits of advertising for members. NAMF funds are used to develop and produce radio and television commercials and print advertising for use in local markets, in-store graphics and displays, and promotions. NAMF has developed advertising campaigns for use by franchisees centered around different slogans, such as FUNNY NAME. SERIOUS SANDWICH.--; ACCEPT NO SUBSTITUTESKY'S--; BEST BUNS IN TOWN--; and ORIGINAL TASTE EVERY DAY--. NAMF's field marketing representatives coordinate advertising campaigns and promotions for area developers and franchisees.

COMPETITION

    The food service industry is intensely competitive with respect to concept, price, location, food quality and service. There are many well established competitors with substantially greater financial and other resources than the Company. Such competitors include a large number of national, regional and local food service companies, including fast food restaurants, casual full-service restaurants, delicatessens, pizza restaurants and other convenience dining establishments. Some of the Company's competitors have been in existence longer than the Company and are better established in markets where Schlotzsky's stores are or may be located. The Company also competes for franchisees with franchisors of other restaurants and various concepts.

    Schlotzsky's stores compete primarily on the basis of distinctive, high quality food and convenience, rather than price. The Company believes that Schlotzsky's stores provide the quick service and convenience of fast food restaurants while offering more distinctive, higher quality products. Pricing is designed so that customers perceive good value (high quality food at reasonable prices), even though Schlotzsky's menu prices are typically higher than certain competitors' prices.

    Competition in the food service business is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors. The Company's area developers attempt to assist franchisees in managing or adapting to these factors, but no assurance can be given that some or all of these factors will not adversely affect some or all of the franchisees.

TRADEMARKS, SERVICE MARKS AND TRADE SECRETS

    The Company owns a number of trademarks and service marks registered with the United States Patent and Trademark Office. The Company has also registered or made application to register trademarks in foreign countries where master licenses have been granted. The flour and bread making recipes and techniques currently used in Schlotzsky's stores are based on a modification of the Company's original recipe developed jointly by the Company and Pillsbury Company. The recipes and techniques are protected by the Company and its suppliers as trade secrets. The Company has not sought patent protection for these recipes, and it is possible that competitors could develop flour recipes and baking procedures that duplicate or closely resemble the Company's. The Company considers its trademarks, service marks and trade secrets to be critical to the business and actively defends and enforces them.

GOVERNMENT REGULATION

    The Company must comply with regulations adopted by the Federal Trade Commission (the "FTC") and with several state laws that regulate the offer and sale of franchises. The Company also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires that the Company furnish prospective franchisees with a franchise offering circular containing information prescribed by the FTC Rule.

    State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states. Those laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees, by regulating discrimination among franchisees with regard to charges, royalties or fees, and by restricting the development of other restaurants within certain proscribed distances from existing franchised restaurants. Those laws also restrict a franchisor's rights with regard to the termination of a franchise agreement (for example, by requiring "good cause" to exist as a basis for the termination), by requiring the franchisor to give advance notice to the franchisee of the termination and give the franchisee an opportunity to cure any default, and by requiring the franchisor to repurchase the franchisee's inventory or provide other compensation. To date, those laws have not precluded the Company from seeking franchisees in any given area and have not had a material adverse effect on the Company's operations.

    Each Schlotzsky's store must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new restaurant.

    Schlotzsky's stores must comply with federal and state environmental regulations, such as those promulgated under the Federal Water Pollution Act, Federal Clean Water Act of 1977 and the Federal Resource and Conservation Recovery Act of 1976, but the Company believes that those regulations have not had a material effect on their operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay and sometimes prevent development of new stores in particular locations.

    The Company and its franchisees must comply with the Fair Labor Standards Act and various state laws governing various matters, such as minimum wages, overtime and other working conditions. Significant numbers of the food service personnel in Schlotzsky's restaurants receive compensation at rates related to the federal minimum wage and, accordingly, increases in the minimum wage increase labor costs at those locations.

    The Company and its franchisees also must comply with the provisions of the Americans with Disabilities Act (the "ADA"), which requires that employers provide reasonable accommodation for employees with disabilities and that restaurants be accessible to customers with disabilities.

EMPLOYEES

    As of December 31, 1996, the Company employed 86 persons. None of the Company's employees is covered by a collective bargaining agreement or is represented by any labor union. The Company believes its relationship with its employees is good.

RISK FACTORS

    In addition to the other information contained in this report, the following factors should be considered carefully in evaluating the Company:

    RAPID GROWTH STRATEGY. During 1996, 135 Schlotzsky's stores were opened by franchisees. This level of store openings continues to be greater than that experienced by the Company in previous years. The Company will rely primarily upon its area developers, new franchisees and new geographic markets to continue this expansion. The opening and success of new stores will depend on various factors, including (i) the ability of area developers to recruit qualified franchisees, (ii) the availability of suitable sites for new stores, (iii) the ability of franchisees to negotiate acceptable lease or purchase terms for new locations, obtain capital required to construct, build-out and operate new stores, meet construction schedules, and hire and train qualified store personnel, (iv) the acceptance of the Schlotzsky's Deli restaurant concept and the establishment of brand awareness in new markets, and
(v) the ability of the Company and its area developers to manage this anticipated expansion. Not all of these factors are within the control of the Company, and there can be no assurance that the Company will be able to maintain or accelerate its growth or that the Company will be able to manage its expanding operations effectively. See "Business-- Strategy."

    RELIANCE ON AREA DEVELOPERS. The Company relies on its area developers to find qualified franchisees. Area developers are independent contractors of the Company, and are not employees. During the past two fiscal years, 60 new stores were opened within ten territories controlled by only two area developers. As these ten territories become more developed, system-wide growth will require that area developers in other territories become more active. The Company believes that the concentration of store openings among a relatively few area developers is due primarily to the longer tenure of these area developers with the Company and the size of the territories covered by their agreements. Most area development agreements specify a schedule for opening stores in the territory covered by the agreement. One area developer, which had five territories in seven states, committed to open 121 stores within its territories by 2000, of which only 18 were opened as of December 31, 1995. In January 1996, the area development agreement was terminated. The territories were broken into five separate development agreements and re-sold to new area developers. The Company expects the level of store openings in these territories to be unaffected by these changes. Another area development agreement was terminated due to failure to comply with the development agreement and the development rights were re-sold to a new area developer. In addition, the Company purchased the development rights back from existing area developers in certain other territories. One territory was re-sold to an existing area developer. At the end of the year, the Company still had development rights to certain domestic territories which it had re-purchased during 1996. After strengthening its market position in these markets, the Company expects to sell these development rights to qualified third parties. In the past, the Company has agreed to extend development schedules for certain of its area developers, and there can be no assurance that area developers will be able to meet their contractual development schedules. These schedules form the basis for the Company's expectations regarding the number and timing of new store openings. Delays in store openings could adversely affect the future operations of the Company.

    As the Company relies more extensively on its area developers, many of whom do not have experience operating restaurants, it has less direct involvement in recruiting franchisees and in monitoring the quality of franchised stores. The Company provides training and support to area developers, but the quality of store operations and the ability of area developers to meet development schedules may be diminished by their lack of experience. It may be difficult for the Company to terminate the area development rights of area developers who fail to meet development schedules or other standards and requirements imposed by the Company, limiting the ability of the Company to develop the territories of such area developers. Over the past several years, the Company has relied on developer fees to cover the costs of new financial and information systems and increased administrative and executive personnel. As these fees decline, the Company will have to rely on other sources of income to cover these costs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Franchising."

    CREDIT RISK AND CONTINGENCIES. The Company charges area developers and master licensees a fee ("developer fee") for the rights to develop a defined territory. Typically, a portion of the developer fee is paid in cash and the balance is paid with a promissory note from the area developer or master licensee. The Company periodically evaluates the credit risk and obtains annual valuations of these notes from an independent financial services institution with expertise in valuing instruments of this sort. As of December 31, 1996, the Company held notes receivable from area developers and master licensees in an aggregate principal amount of approximately $4.2 million before discount. At December 31, 1996, the principal balance of these notes had been discounted on the financial statements of the Company by approximately $343,000, reflecting the fair market value of such notes based upon valuations from the independent financial services institution. The Company also holds notes receivable from certain franchisees related to the sale of Company-owned stores. As of December 31, 1996, the outstanding principal amount of these notes was approximately $455,000. While the Company considers it unlikely that there will be defaults on a significant amount of the notes, such defaults could adversely affect the Company's financial condition. Parties controlled by or related to directors, officers and principal shareholders of the Company have provided financing to certain area developers and master licensees and have guaranteed obligations of certain area developers and master licensees to the Company. See "Business--Franchising-- International Master Licensees."

    From time to time, the Company guarantees real estate and equipment leases of its franchisees for a limited period of time, although it is not obligated to do so. In addition, even though it is not contractually required to do so, the Company anticipates that it will continue to enter into guarantees with respect to most of the leases entered into between its franchisees and the buyers of the sites developed under the Turnkey Program. See "Business--Turnkey Real Estate Development Program." At December 31, 1996, the Company was contingently liable for approximately $7.5 million of real estate and equipment leases of its franchisees.

    A wholly-owned subsidiary of the Company is the general partner of a limited partnership that developed a retail shopping center in the Austin area. The Company and its subsidiary have guaranteed the repayment of an interim construction loan for this project with a principal balance of $1.14 million at the end of 1996. The Company renewed the loan through April 2001 and the partnership is making monthly payments as agreed under the new terms. The Company does not exercise control over the partnership and does not consider its investment in the retail shopping center to represent a separate line of business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    LIMITED OPERATING HISTORY OF DELI CONCEPT. The Schlotzsky's Deli restaurant concept was first implemented in late 1991. Most of the stores currently operating have either opened as a deli restaurant or have been converted to the deli concept. However, a majority of the Schlotzsky's Delis have operated as such for less than three years so the long-term sales trend of this restaurant concept is not yet established. The Deli concept requires that the Company and franchisees implement an expanded menu requiring more employees in a larger facility. The Company also encourages franchisees to select larger, free-standing stores with higher visibility. This has increased the costs to franchisees of opening and operating franchised stores. Accordingly, results achieved to date may not be indicative of the results which will be experienced in the future. Declining store results could decrease royalties to the Company and make it more difficult to attract and retain qualified franchisees. There can be no assurance that the Company will be profitable on a sustained basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto.

    FRANCHISING. Because royalties from franchisees' sales are a principal component of the Company's revenue base, the Company's success is dependent upon the ability of its franchisees to promote and capitalize upon the Schlotzsky's concept and its reputation for quality and value. The Company believes that the cost to a franchisee of opening a Schlotzsky's Deli restaurant is higher than the store opening costs incurred by franchisees of many of the Company's competitors for franchisees. This necessarily limits the number of persons who are qualified to be franchisees of the Company. The Company has established criteria for area developers to use in evaluating prospective franchisees, but there can be no assurance that area developers will recruit franchisees who have the business abilities or financial resources necessary to open Schlotzsky's stores on schedule or that franchisees will conduct operations in a manner consistent with the Company's concepts and standards. See "Business--Franchising."

    The Company is subject to various state and federal laws relating to the franchisor-franchisee relationship. The failure by the Company to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. The Company believes that the franchising industry is experiencing an increasing trend of franchisees filing complaints with state and federal governmental authorities and instituting lawsuits against franchisors claiming that they have engaged in unfair trade practices or violated express or implied agreements with franchisees. The Company believes that it is in material compliance with these laws and regulations and its agreements with franchisees, and that its relations with its franchisees are generally good. See "Business--Government Regulation" and "--Litigation."

    LIMITED EXPERIENCE IN TURNKEY PROGRAM. The Company initiated the Turnkey Program in 1995 and has been developing and refining the program over the last two years. The Company will have a continuing need for capital to finance the construction of new stores under the Turnkey Program. The Company obtained limited interim financing for certain projects currently under development, all of which was retired with proceeds from the Company's initial public offering. Initial sale-leaseback commitments for certain Turnkey Program projects have also been obtained. Additionally, the Company has secured a line of credit for $5.0 million of financing from a financial institution. The line had not been drawn upon as of December 31, 1996. There can be no assurance that the Company will be able to obtain additional capital required in the future for the Turnkey Program when needed on satisfactory terms. In addition, the Company may be unable to sell properties acquired under the Turnkey Program at a profit or at its cost, and the Company could be required to sell properties at a loss or hold properties indefinitely, diminishing the capital available to reinvest in the Turnkey Program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business-- Turnkey Real Estate Development Program."

    GEOGRAPHIC CONCENTRATION. Of the 573 stores in the system at December 31, 1996, 187 were located in Texas. A downturn in the regional economy or other significant adverse events in Texas could have a material adverse effect on the Company's financial condition and results of operations.

    COMPETITION. The food service industry is intensely competitive with respect to concept, price, location, food quality and service. There are many well-established competitors with substantially greater financial and other resources than the Company. These competitors include a large number of national, regional and local food service companies, including fast food and quick service restaurants, casual full-service restaurants, delicatessens, pizza restaurants and other convenience dining establishments. Some of the Company's competitors have been in existence longer than the Company and may be better established in markets where Schlotzsky's stores are or may be located. The Company believes that it competes for franchisees against franchisors of other restaurants and various other concepts.

    Competition in the food service industry is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors. The Company's area developers assist franchisees in managing or adapting to these factors, but no assurance can be given that some or all of these factors will not adversely affect some or all of the franchisees. See "Business--Competition."

    CONTROL BY PRINCIPAL SHAREHOLDERS. As of December 31, 1996, John C. Wooley and Jeffrey J. Wooley beneficially own an aggregate of approximately 20% of the outstanding Common Stock and entities of which John M. Rosillo, a director of the Company, is the managing director, beneficially own an aggregate of 22% of the outstanding Common Stock. As a result, these shareholders, if they were to act in concert, would have the ability to control or influence the outcome of any issue submitted to a vote of the shareholders. There are no agreements or understandings among these shareholders regarding the voting of their shares, but to date they have voted consistently on matters submitted to a vote of the shareholders.

    DEPENDENCE ON MANAGEMENT AND KEY PERSONNEL. The Company's success is highly dependent upon the efforts of its management and key personnel, including its Chairman of the Board and President, John C. Wooley. The Company has employment agreements with John C. Wooley, Jeffrey J. Wooley, Kelly R. Arnold and Karl D. Martin, each of which includes certain noncompetition provisions that survive the termination of employment. The Company also has obtained certain noncompetition agreements from other members of management and key personnel who are not subject to employment agreements. However, there can be no assurance such noncompetition agreements will be enforceable. The loss of the services of John Wooley or other management or key personnel could have a material adverse effect on the Company. The Company does not carry key man life insurance on any of its officers.

    GOVERNMENT REGULATION. The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and zoning and building requirements. The Company and its area developers and franchisees are also subject to laws governing their relationships with employees, including wage and hour laws, and laws and regulations relating to working and safety conditions and citizenship or immigration status. The Company's franchise operations are subject to regulation by the United States Federal Trade Commission and the Company must also comply with state laws relating to the offer, sale and termination of franchises and the refusal to renew franchises. The failure to obtain or maintain approvals to sell franchises could adversely affect the Company. Increases in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect the Company's area developers and franchisees and, therefore, adversely affect the Company. See "Business--Government Regulation."

    ABSENCE OF DIVIDENDS. The Company has never paid cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future.

    SHARES ELIGIBLE FOR FUTURE SALE. A substantial number of shares of Common Stock will become available for sale in the public market at various times. No predictions can be made as to the effect, if any, that market sales or the availability of shares for future sale will have on the market price of the Common Stock. The market price of the Common Stock could be adversely affected by future sales of substantial amounts of Common Stock by existing shareholders. The Company has 5,539,922 shares of Common Stock outstanding.

    EFFECT OF CERTAIN PROVISIONS IN ARTICLES AND BYLAWS. The Company's Articles of Incorporation and Bylaws include certain provisions that may have the effect of discouraging or delaying a change in control of the Company. Directors are elected for staggered three-year terms, which has the effect of delaying the ability of shareholders to replace specific directors or effect a change in a majority of the Board of Directors. All shareholder action must be effected at a duly called annual or special meeting of shareholders and shareholders must follow an advance notification procedure for certain shareholder proposals and nominations of candidates for election to the Board of Directors.

    The Board of Directors has the authority, without further action by the shareholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, and to issue authorized unissued shares of Common Stock. The issuance of Preferred Stock or additional shares of Common Stock could adversely affect the voting power of the shareholders and could have the effect of delaying, deferring or preventing a change in control of the Company. The issuance of Preferred Stock also could adversely affect other rights of the shareholders, including creation of a preference upon liquidation or upon the payment of dividends in favor of the holders of Preferred Stock.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in approximately 11,000 square feet of office space in Austin, Texas, owned by the Company and approximately 6,000 square feet of additional space occupied under a lease expiring in August of 1997.

    The Company leases approximately 10,000 square feet of space for the flagship Schlotzsky's Deli restaurant and training facility in Austin. The Company also leases 2,500 square feet for a store in Austin, approximately 1,800 square feet for its store in Manhattan, and 3,000 square feet for the Company-owned store in Houston.

    As of December 31, 1996, the Company owned 22 store sites under the Turnkey Program. Construction is completed on eight of these sites and the stores are operating and under lease. Nine of the sites are under various stages of completion and five sites remain in the pre-development stage. It is contemplated that stores developed under the Turnkey Program will be sold as they are completed. See "Business-- Turnkey Real Estate Development Program."

    Schlotzsky's Real Estate, Inc., a wholly-owned subsidiary of the Company, is the general partner and the Company is a limited partner of a limited partnership which owns a 17,600 square foot shopping center in suburban Austin. Schlotzsky's Real Estate, Inc. and the Company have a combined 40% interest in the capital and profits of this limited partnership. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS.

    On April 25, 1995, 11 of the 37 Houston, Texas area franchisees filed suit against the Company, the area developer for the Houston market and certain other parties in Soonhee Ahn, et al. v. Schlotzsky's, Inc., et al., Civil Action No. H-95-1242 in the United States District Court for the Northern District of Texas. In September 1995, the Court granted the Company's motion to dismiss this suit. The dismissal was without prejudice to any suit that may be filed in state court. The suit alleged that the Company misapplied NAMF funds; that the Company and its area developer encroached on the trade areas of existing franchisees by granting new franchises within those trade areas; that the Company failed to protect its trademarks by permitting their use by a non-franchisee; that the Company failed to provide adequate operational service and support; and that the Company committed fraud, unfair competition and other actionable conduct. The plaintiffs sought unspecified damages, an accounting and other equitable relief. Although the plaintiffs filed a notice of appeal of the dismissal with the United States Court of Appeals for the Fifth Circuit, the plaintiffs did not file their brief to perfect their appeal and their appeal was dismissed in February 1996.

    The State of New Mexico Taxation and Revenue Department has assessed the Company $131,000 for gross receipts taxes, penalties and interest for the years 1987 through 1993. The assessment imposes gross receipts taxes on franchise fees and royalties received by the Company from New Mexico franchisees and NAMF contributions by those franchisees. The Company filed a protest with the New Mexico Taxation and Revenue Department claiming that the assessment violates the Commerce Clause of the United States Constitution because the Company does not have any physical presence in or substantial nexus with New Mexico. The Company has reserved a liability for taxes and attorneys' fees in respect of this assessment. See the Consolidated Financial Statements of the Company and related notes included elsewhere in this Report. If other state taxing authorities attempt to impose taxes on receipts derived by the Company from franchisees in those states, the Company's financial condition and results of operations could be materially adversely affected.

    The Company is subject to routine litigation in the ordinary course of business, including contract, franchisee, area developer and employment-related litigation. In the course of enforcing its rights under existing and former franchise agreements and area developer agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and application of these agreements, particularly in the case of a default or termination. The Company endeavors to treat its franchisees and area developers reasonably and fairly and in compliance with applicable contractual provisions with due regard for the protection of the Company's trademarks, service marks and goodwill. None of these routine matters, individually or in the aggregate, are believed by the Company to be material to its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, no par value, and 1,000,000 shares of Class C Preferred Stock, no par value. The Company's Common Stock is traded on the National Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the Symbol "BUNZ". Trading began on December 15, 1995 in connection with the Company's initial public offering. No public market existed for the Common Stock prior to that time. As of March 21, 1997, 5,539,922 shares of outstanding Common Stock were owned of record by 242 Shareholders.

    The high and low bid prices as reported by NASDAQ for the period from December 15, 1995, when trading of the Common Stock began, to December 31, 1996 are set forth below:

                                                                                    HIGH        LOW
                                                                                  ---------  ---------
Fiscal 1995:
  Fourth Quarter................................................................     12 1/2     10 1/4
Fiscal 1996:
  First Quarter.................................................................         11      8 7/8
  Second Quarter................................................................     13 3/4      9 1/2
  Third Quarter.................................................................     12 3/4      9 3/4
  Fourth Quarter................................................................     11 3/4      9 1/4

These quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The Company has never paid and has no current plans to pay cash dividends on its Common Stock. The Company currently intends to retain earnings for use in the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future prospects and other factors deemed relevant by the Board of Directors.

    The Transfer Agent and Registrar for the Company's Common Stock is Harris Trust and Savings Bank of Chicago, Illinois.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The statement of operations data for the years ended December 31, 1992, 1993, 1994, 1995 and 1996 and the balance sheet data as of December 31, 1992, 1993, 1994, 1995 and 1996 set forth below have been derived from the financial statements of the Company and the Predecessor Entities, which have been audited by Coopers & Lybrand L.L.P., independent certified public accountants, as indicated in their report included elsewhere herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere in this report.

                                                                         FISCAL YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                1992      1993(1)     1994       1995       1996
                                                              ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Revenue:
    Royalties...............................................  $   2,334  $   2,969  $   4,657  $   7,425  $  10,747
    Franchise fees..........................................        330        621      1,019      1,494      1,775
    Developer fees..........................................      1,768      2,170      2,793      2,666      1,993
    Restaurant sales........................................        780        623        428        505      3,610
    Brand contributions.....................................     --         --            150        397      1,295
    Turnkey development.....................................     --         --         --             41        726
    Other fees and revenue..................................         75        141        256        324        568
                                                              ---------  ---------  ---------  ---------  ---------
    Total Revenue...........................................      5,287      6,524      9,303     12,852     20,714
Cost and expenses:
  Service costs
    Royalty service costs...................................         72        372      1,122      2,405      3,791
    Franchise fee development costs.........................         93        338        661        767        959
  Restaurant Operations
    Restaurant cost of sales................................        255        202        188        189      1,183
    Restaurant labor costs..................................        256        214        154        408      1,424
    Restaurant operating expenses...........................        552        380        260        251      1,040
  General and administrative................................      3,555      3,679      4,199      5,751      7,028
  Depreciation and amortization.............................        371        268        372        458        779
                                                              ---------  ---------  ---------  ---------  ---------
      Total costs and expenses..............................      5,154      5,453      6,956     10,229     16,204
                                                              ---------  ---------  ---------  ---------  ---------
    Operating Income (loss).................................        133      1,071      2,347      2,623      4,510
Other:
    Interest income (expense) net...........................       (219)      (240)      (201)      (149)       455
    Other income (expense)..................................     (1,085)       232        226        138        132
                                                              ---------  ---------  ---------  ---------  ---------
      Total other income (expense)..........................     (1,304)        (8)        25        (11)       587
                                                              ---------  ---------  ---------  ---------  ---------
    Income (loss) before income taxes and extraordinary
      gain..................................................     (1,171)     1,063      2,372      2,612      5,097
    Provision for federal and state income taxes............     --             56        927      1,017      1,902
    Gain on extinguishment of debt, net of tax..............     --         --             40         38     --
                                                              ---------  ---------  ---------  ---------  ---------
    Net income (loss).......................................  $  (1,171) $   1,007  $   1,485  $   1,633  $   3,195
                                                              ---------  ---------  ---------  ---------  ---------
                                                              ---------  ---------  ---------  ---------  ---------
    Net income per share(2)(3)(4)...........................     --            .26        .44        .44        .57

CONSOLIDATED BALANCE SHEET DATA:
    Total assets............................................      5,600     12,364     16,481     36,708     40,979
    Long-term debt, less current maturities(5)..............     --          6,420     10,452      3,029      3,129
    Stockholders' equity(4).................................        284        584      1,614     28,974     32,312

------------------------

(1) Effective January 1, 1993, Schlotzsky's Franchising Limited Partnership, Schlotzsky's San Antonio, Ltd. ("SSAL"), Schlotzsky's Houston, Ltd. ("SHL"), Schlotzsky's, Inc. and Schlotzsky's Restaurant Management Corporation ("SRMC") merged resulting in three new corporations: Schlotzsky's, Inc. (the parent corporation); Schlotzsky's Restaurants, Inc. (a wholly-owned subsidiary of Schlotzsky's, Inc.); and Schlotzsky's Real Estate, Inc. (a wholly-owned subsidiary of Schlotzsky's, Inc.). Prior to the merger, SRMC was the general partner in SSAL and SHL.

(2) The Company was organized as a limited partnership in 1992. Accordingly, net income (loss) per common share is not applicable for that year.

(3) As a result of the issuance of Class B Preferred Stock in July 1994, Preferred Stock dividends increased $235,000 for the year ended December 31, 1995 compared to the same period in 1994, thereby reducing net income available to Common Stock by $.05 per share in the 1995 period.

(4) For 1992, stockholders' equity reflects partners' capital in the Predecessor Entities. Stockholders' equity for 1995 has been adjusted to give effect to the conversion of the Preferred Stock, including accrued dividends, into Common Stock. Working capital has been adjusted only for the year ended December 31, 1995.

(5) For 1993 and 1994, long-term debt includes $5,000,000 and $8,000,000, respectively for redeemable preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    When used in this discussion, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. See "Risk Factors" above. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may reflect events or circumstances which occur after the date hereof or the occurrence of unanticipated events.

OVERVIEW

    John C. Wooley and Jeffrey J. Wooley acquired the Company in 1981 and for the next six years concentrated their efforts on improving the existing franchise system. Between 1987 and 1990, management focused on expanding the Company's business by developing Company-owned stores, as well as franchising. During this period, 16 Company-owned and 67 franchised stores were opened. In 1990 and 1991, the Company closed or sold 20 of its Company-owned stores due to difficulties with operations, and beginning in the fourth quarter of 1991, management adopted the strategy of developing only franchised stores and relying on area developers to recruit and support franchisees. In late 1991 and 1992, the Company concentrated on building its network of area developers throughout the United States. The addition of area developers has resulted in an increasing rate of store openings during the last three years.

    The Company derives its revenue from several sources: royalties, franchise fees, developer fees (consisting of area developer and master licensee fees), Company-owned restaurant sales, and other franchise-related activities. Between 1991 and 1994, developer fees and franchise fees grew to represent a significant portion of total revenue as the Company sold development rights for most of the television markets in the United States and certain international territories. Franchise fees increased during this period as the rate at which stores opened increased. Management believes that as it completes the repositioning of the Company which began in 1991, developer fees derived from these non-recurring transactions will decline as a percentage of total revenue, while franchise fees and royalties based on franchise store sales will continue to increase. As of December 31, 1996, there were 393 stores committed to be opened by franchisees within the two years ending December 31, 1998. There can be no assurance that franchisees will open the stores committed to be opened within this time period.

    Royalties are based on a percentage of franchisees' net sales and are recognized by the Company in the same period that the franchise store sales occur. Generally, royalties are earned at the rate of 6% of sales for stores opened after the 1991 year end, and 4% of sales for stores opened before that time. Royalties are paid by means of weekly automatic drafts by the Company on franchisee bank accounts for 6% royalty stores. Currently, approximately 135 franchised stores pay royalties on a monthly basis at the rate of 4%. This number of stores will decline as older franchise agreements expire (the majority of which will expire after 1998). A portion of the royalties received by the Company are paid to its area developers as royalty service costs for providing on-going services to franchisees in their territories. As more stores open under 6% franchise agreements, the Company expects that royalty service costs will approach 40% of royalties. See "Business--Franchising--Area Developers." Royalties have increased since 1992 due not only to the growth in the number of stores, but also to increases in average weekly sales. The increase in average weekly sales is due primarily to the conversion of older franchise stores to the Schlotzsky's Deli restaurant concept, as well as the selection of more free-standing locations for newer stores, which have better visibility and generally experience higher sales than the smaller "in-line" stores located in strip shopping centers which are characteristic of stores opened prior to 1992.

    Franchise fees are nonrefundable payments received by the Company from franchisees and are typically recognized into revenue as stores open. The franchise fee for a franchisee's initial store increased from $15,000 in 1990 to $20,000 as of July 1, 1995. The franchise fee for each additional store committed to and opened by a franchisee is $10,000. Expenses associated with franchise fees are shown as franchise fee development costs and include the portion of the franchise fee paid to area developers. The Company generally pays area developers approximately one-half of the franchise fees collected from franchisees in their development areas, although the Company agreed to pay some area developers up to 100% of certain franchise fees as an inducement to develop their territories more quickly. As the number of stores covered by these enhanced arrangements begins to diminish, the Company expects that franchise fee development costs will decrease as a percentage of franchise fees to approximately 50%.

    The Company charges developers a nonrefundable fee for the exclusive rights to develop a defined territory for a specified term. Typically, a portion of the developer fee is paid in cash and the balance is paid with a promissory note. See "Business--Franchising--Area Developers" and "--International Master Licensees." When the Company has fulfilled substantially all of its contractual responsibilities and obligations, such as training, providing manuals, and, in the case of master licensees, reasonable efforts to obtain trademark registration, the Company recognizes as revenue the cash portion of the fee and the value of the promissory note, as determined by an independent third party valuation.

    Restaurant sales are reported from Company-owned stores, and declined from 1991 to 1994 as a result of the Company's strategy adopted in 1991 to develop only franchised stores. The number of Company-owned stores declined from 22 at December 31, 1990 to only two stores at December 31, 1995. However, restaurant sales increased significantly in 1996 because the Company's flagship restaurant in Austin, Texas was in operation the entire year, having opened in late 1995, and because two additional stores were acquired from franchisees during 1996. Currently, Company stores are operated primarily for product development, concept refinement and provision of training to franchisees. Accordingly, management does not believe that the operating costs of sales for Company-owned stores is indicative of costs for franchised stores on a system-wide basis. Restaurant sales were not a significant component of revenue from 1992 through 1995, but contribute more significantly to revenue now that the flagship restaurant is fully operational.

    Other fees and revenue are generated from private label license fees and the Turnkey Program. The Company has licensed manufacturers to produce Schlotzsky's private label supplies and began receiving licensing fees from sales of private label foods to franchisees in late 1994. The Company believes that private label license fees will increase as system-wide sales grow. See "Business--Purchasing; Private Labeling." Turnkey Program revenue consists of fees earned upon the sale of real estate developed by the Company. The Company expects to receive fees ranging from approximately $20,000 to $60,000 per Turnkey Program transaction in addition to rental revenue where operations begin at completed sites prior to the completion of the sales to third parties. Turnkey Program revenue was not significant prior to December 31, 1995.

    General and administrative overhead expenses consist of salaries, benefits and other overhead expenses. These expenses also include commissions, such as those previously paid to Deli Marketing, Inc. and certain officers of the Company. In 1993 and 1994, the Company invested cash flow from developer fees in new financial and information systems and new administrative and executive personnel to establish the operating systems and management infrastructure that management believes is necessary to service the growing Schlotzsky's system.

    The following table sets forth (i) the percentage relationship to total revenue of the listed items included in the Company's consolidated statements of operations, except as otherwise indicated, and (ii) selected store data.

                                                                                 FISCAL YEAR ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1994        1995        1996
                                                                               ----------  ----------  ----------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
    Royalties................................................................        50.1%       57.8%       51.9%
    Franchise fees...........................................................        11.0        11.6         8.6
    Developer fees...........................................................        30.0        20.7         9.6
    Restaurant sales.........................................................         4.6         4.0        17.4
    Brand contribution.......................................................         1.6         3.1         6.3
    Turnkey development......................................................      --              .3         3.5
    Other fees and revenues..................................................         2.7         2.5         2.7
                                                                               ----------  ----------  ----------
      Total revenue..........................................................       100.0       100.0       100.0
Cost and expenses:
  Service Cost
    Royalty service costs(1).................................................        24.1        32.4        35.3
    Franchise fee development costs(2).......................................        64.9        51.3        54.0
  Restaurant operations
    Cost of sales(3).........................................................        43.9        37.3        32.8
    Labor costs(3)...........................................................        35.9        80.8        39.5
    Operating expenses(3)....................................................        60.7        49.7        28.8
  General and administrative.................................................        45.1        44.8        33.9
  Depreciation and amortization..............................................         4.0         3.6         3.8
      Total costs and expenses...............................................        74.7        79.6        78.2
                                                                               ----------  ----------  ----------
    Income (loss) from operations............................................        25.3        20.4        21.8
                                                                               ----------  ----------  ----------
Other:
    Interest income (expense), net...........................................       (2.2)       (1.2)         2.2
    Other income (expense)...................................................         2.4         1.1         0.6
                                                                               ----------  ----------  ----------
      Total other income (expense)...........................................         0.2       (0.1)         2.8
                                                                               ----------  ----------  ----------
    Income before income taxes and extraordinary gain........................        25.5        20.3        24.6
    Provision for federal and state income taxes.............................        10.0         7.9         9.2
    Gain on extinguishment of debt, net of tax...............................         0.5          .3      --
    Net income (loss)........................................................        16.0%       12.7%       15.4%
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
STORE DATA:
System-wide sales(4).........................................................  $   97,685  $  142,500  $  202,400
Change in same store sales(5)................................................         6.5%        1.7%        3.3%
Average annual store sales(6)................................................  $  317,000  $  368,000  $  410,000
Weighted average weekly store sales(7).......................................  $    6,276  $    7,086  $    7,867
Change in average weekly store sales(8)......................................        13.9%       12.9%       11.0%
Number of stores open during period..........................................          85         120         135
Number of stores closed during period........................................           9          10          25
Number of stores in operation at end of period...............................         353         463         573

------------------------

(1) Expressed as a percentage of royalties.

(2) Expressed as a percentage of franchise fees.

(3) Expressed as a percentage of restaurant sales.

(4) In thousands. Includes sales for all stores, as reported by franchisees or derived by the Company from other data reported by franchisees, expressed in thousands of dollars.

(5) Same store sales are based upon stores which were open for the entire period indicated and for at least 18 months as of the end of the corresponding prior period.

(6) In actual dollars (rounded in the case of average annual store sales).

(7) Percentage change in weighted average weekly store sales from previous fiscal year.

RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED TO 1995

    REVENUE. Total revenue increased 61.2% from $12,852,000 to $20,714,000. Royalties and franchise fees increased 44.7% and 18.8% respectively, from $7,425,000 to $10,747,000 and $1,494,000 to $1,775,000. These increases were primarily due to the increased number of stores opened during the period as well as the stronger sales volume of the newer stores. There were 135 store openings in 1996 compared to 120 openings in 1995. Also, average annualized volumes for stores opened in 1995 was $480,000 compared to $591,000 for stores opened in 1996.

    Developer income decreased by 25.2% from $2,666,000 to $1,993,000 and decreased as a percentage of revenue from 20.7% to 9.6%. This trend reflects the Company's transition from one-time nonrecurring transactions to a revenue stream driven principally by royalties and franchise fees.

    During 1996, four territorial agreements were executed for 12 foreign territories. In addition, six area developer agreements were executed for domestic territories where the prior area development agreement had been terminated due to failure to comply with the terms of the agreement or where the Company bought back the development rights and subsequently resold the rights to new area developers.

    Restaurant sales increased from $506,000 to $3,610,000. Fiscal year 1996 was the first full year of operations for the Company's flagship store in Austin, Texas which opened in late 1995, and the Company operated two stores purchased from franchisees during the second quarter of 1996. It is the Company's intention to re-market the units acquired from franchisees, probably after 1997, once operations and profitability are improved at those stores.

    Private label licensing fees increased 226.1% from $397,000 to $1,295,000 because of an increase in the volume of these products purchased by franchisees and the re-negotiated terms of two contracts from major suppliers.

    Turnkey development fees rose from $41,000 to $726,000 in 1996 (of which $364,000 was rental revenue for periods of operations prior to the sales of the sites). The completion of sixteen Turnkey sites and the sale of ten of these sites accounted for the increase in the current year.

    Other fees and revenues increased 75.3% from $324,000 to $568,000 due primarily to an increase in the overhead recovery from the Company's national advertising fund and other nonrecurring miscellaneous fees.

    COSTS AND EXPENSES. Royalty service costs increased 57.6% from $2,405,000 to $3,791,000. This increase was a result of the growth in royalty revenue and the increasing percentage of Schlotzsky's restaurants under the area developer program for the twelve months ended December 31, 1996, as compared to the same period in the prior year. Likewise, royalty service costs as a percentage of royalties increased from 32.4% to 35.3%.

    Franchise fee development costs increased 25.0% from $767,000 to $959,000. This increase was a result of the number of stores opened during the period.

    Restaurant cost of sales, which consists of food, beverage and paper costs, increased 526.9% from $189,000 to $1,183,000. This increase reflects the impact of full-year operations at the Company's flagship store which opened in Austin, Texas in November 1995, and the operation of two stores acquired from franchisees in the second quarter of 1996. The Company expects these costs to increase only slightly in 1997 as expenses level off at the flagship store, subject to opportunities to acquire, operate and improve other franchisee stores that are not performing well. It is contemplated that the Company would re-market such stores after improvements are made.

    Restaurant labor cost and operating expenses also reflect the impact of full-year operations at the Company's flagship store and the addition of the two former franchisee restaurants now being operated by the Company. Labor costs increased 248.6% from $409,000 to $1,424,000. Additionally, restaurant operating expenses grew 314.2% from $251,000 to $1,040,000 for the twelve months ended December 31, 1996. Due to the training and product development performed at the flagship store, the Company does not anticipate these costs to be indicative of those of a franchised restaurant.

    General and administrative expenses increased 22.2% from $5,751,000 to $7,027,000. This increase was primarily due to the addition of staff at the corporate office, the strengthening of reserves for certain receivables, and other administrative costs. In addition, a one-time expense related to the exercise of certain stock options by a former employee was incurred in the second quarter of 1996.

    Depreciation and amortization increased 70.2% from $458,000 to $779,000. The increase was primarily due to first time depreciation of improvements and equipment at the Company's flagship store and the two additional stores acquired from franchisees during the second quarter of 1996. Amortization of pre-opening costs for the flagship store and the royalty value related to remarketing the two newly acquired stores were the primary factors contributing to an increase in amortization expense.

    OTHER. A portion of the proceeds from the Company's initial public offering was used to retire debt, with a portion invested in short-term liquid securities. As a result, net interest income was $455,000 for 1996, a $604,000 improvement from the net interest expense incurred during 1995.

    INCOME TAX EXPENSES. Income tax expense for the year reflects a combined federal and state effective tax rate of 37.3% in 1996 compared to the prior year's rate of 38.9%. Current year expense is down slightly as a percentage due to an expense amount in 1995 from prior years. Based on projections of taxable income, the Company anticipates that its effective combined tax rate will be approximately 37% to 38%.

FISCAL YEAR 1995 COMPARED TO 1994

    The comparison of fiscal 1995 to 1994 has been revised to reflect the more detailed revenue line items now separately disclosed on the Company's income statements. Total revenue and net income remain unchanged, but more specific types of revenue are compared for consistency with the comparison of fiscal 1996 to 1995.

    REVENUE. Total revenue increased 38.1% from $9,303,000 to $12,852,000. Royalties and franchise fees increased 59.4% and 46.5% respectively, from $4,657,000 and $1,019,000 to $7,425,000 and $1,494,000 largely due to an increase in stores open at period end from 353 to 463. In addition, royalties increased because of higher volumes experienced at new stores.

    Developer income decreased from $2,793,000 to $2,666,000 and decreased as a percentage of revenue from 30% to 21%, reflecting the decreasing contribution of transactional revenue, primarily as the result of growing royalty revenue.

    During 1995, 11 master license agreements were executed for 25 foreign territories and two area development agreements were executed. The developer receivables were discounted by an aggregate of approximately $190,000 reflecting a third party's valuation of certain notes and obligations not yet performed by the Company. As the Company's duties and obligations were completed during 1996, the Company recognized these developer fees.

    Restaurant sales increased 18.0% from $428,000 to $506,000. The change was due to the opening of the Company's flagship store in Austin, Texas in November of 1995.

    Private label licensing fees increased 164.7% from $150,000 to $397,000. The private label licensing program was initiated at the end of 1994 and this change is reflective of the effect of the program for a full year in 1995.

    Turnkey development fees of $41,000 were generated in 1995 as this program began. No such fees were generated in 1994. Other fees and revenue increased 26.6% from $256,000 to $324,000 primarily from an increase in the overhead recovery from the Company's national advertising fund.

    COSTS AND EXPENSES. Royalty service costs increased $1,283,000 during 1995 compared to 1994 because of the increased royalty base. This represented an increase as a percentage of royalties from 24.1% to 32.4%, reflecting an increasing proportion of new store openings in area developer territories. Franchise fee development costs increased 16.4% from $661,000 to $767,000 because of fees paid to area developers for stores opened in their territories, but declined from 64.8% to 51.3% as a percentage of franchise fees. This reduction reflected a return to more typical arrangements with area developers compared to the 1994 period when several stores were opened in territories where area developers received 100% of a limited number of the initial franchise fees paid in their territories.

    Restaurant cost of sales increased only 0.5% from $188,000 to $189,000. This increase reflects the operational impact of the Company's flagship store in Austin, Texas, which opened in November 1995, but was offset somewhat by the disposition of a Company-owned restaurant in Houston, Texas that was operated during most of 1994.

    Restaurant labor cost and operating expenses also reflect the impact of operations at the Company's flagship store. Labor costs increased 165.8% from $154,000 to $409,000 primarily because of operations at the flagship store where much of the staff was added several months prior to opening. Restaurant operating expenses decreased 3.6% from $260,000 to $251,000 for 1995.

    General and administrative expenses increased 37.0% from $4,199,000 to $5,751,000, reflecting increased executive and managerial staff expense and increased costs associated with new financial and information systems and franchisee and area developer manuals, as well as opening costs for the Company's flagship store in Austin, Texas. Because costs associated with developer fees are substantially lower than costs associated with royalties and franchise fees and because there were significantly more developer fees in 1994 compared to 1995, operating income margins were lower for 1995.

    OTHER. Interest expense decreased because outstanding indebtedness in 1994 was repaid with the proceeds of the private placement of Class B Preferred Stock. Other income was not material for either period. The Company expects interest expense to continue to be a small percentage of revenue as the proceeds of the Company's initial public offering were used to repay $6,027,000 of outstanding indebtedness.

    INCOME TAXES. Federal income tax expense together with the Texas franchise tax increased from $927,000 to $1,017,000 due to higher earnings. The effective tax rate was 39% for both years.

    EXTRAORDINARY ITEMS. In 1995 and 1994, the Company retired certain debt before it became due resulting in recognition of income.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's financial position remained strong in 1996 as a continuing result of its initial public offering in December 1995. Proceeds from the offering funded the operations of the Turnkey Program and allowed proceeds from those operations to be invested in money market accounts.

    The Company's financial position improved significantly as the result of its initial public offering of Common Stock on December 15, 1995. The Company sold 1,850,000 shares of the total 2,250,000 shares offered to the public at a per share price of $11. After expenses associated with the offering, the Company generated cash proceeds of $17,594,000. The Company applied $6,027,000 of the cash proceeds to retire outstanding obligations and $6,500,000 has been used to fund operations of the Turnkey Program. The remaining proceeds have been invested in money market accounts and will be used to fund operations, including the Turnkey Program.

    As a result of the Company's initial public offering, its working capital ratio has improved from 1.57 at December 31, 1994 to 6.98 at December 31, 1995 and 4.56 at December 31, 1996 while its debt to equity ratio has fallen from 9.3 at December 31, 1994 to .13 at December 31, 1995 and .11 at December 31, 1996.

    Prior to the initial public offering, the Company financed its business activities primarily with the proceeds of long-term debt, the sale of preferred stock and funds generated from operating activities.

    Net cash provided by operating activities increased from $2,012,000 in 1995 to $3,216,000 in 1996. Net cash provided by operating activities in 1994 was $6,200. The net cash used in investing activities increased from $8,136,000 to $9,630,000 in 1996, due primarily to the re-acquisition of several domestic development territories. The acquisition of these intangibles, along with the purchase of two restaurants from franchisees, was a cash use of approximately $1,912,000. Additionally, the Company invested $300,000 to acquire a preferred equity interest in a Master Licensee. Investing activities attributable to notes receivable and the collection of payments did not change significantly from 1995 to 1996.

    In 1996, financing activities used net cash of $292,000. The Company retired debt of approximately $915,000 during the period. In connection with the purchases of two restaurants and the development rights to several territories, the Company issued $584,000 of notes payable and long-term debt.

    During 1995, financing activities provided net cash of $17,416,000. In addition to the initial public offering discussed above, financing activities related primarily to the issuance of debt in connection with the Turnkey Program and a $500,000 mortgage loan secured by the Company's headquarters. The proceeds of the mortgage loan were used primarily for working capital. The primary source of cash during 1994 was the private placement of Class B Preferred Stock in July 1994 in the amount of $3,000,000.

    In November and December 1994, the Company borrowed $663,000 from an unaffiliated corporation to fund the development of two properties for the Turnkey Program. This loan bore interest at 9% per annum, was secured by the properties developed with the proceeds of the loan, was due on demand and was repaid in December 1995. In April 1995, the Company borrowed $2,000,000 from a bank to finance the development of eight properties under the Turnkey Program at the bank's base rate plus 2%. This loan, which was secured by the assignment of royalties from certain franchisees and by the negative pledge of the Turnkey Program properties being developed, was repaid in December 1995. During 1995, the Company violated a covenant under this loan concerning the timely payment of the 1995 first and second quarterly federal income tax installments. The Company borrowed $400,000 from an unaffiliated corporation and paid these taxes in September 1995. This note bore interest at the NationsBank, N.A. prime rate plus 2%, was secured by certain notes receivable, was personally guaranteed by John Wooley and Jeffrey Wooley and was repaid in December 1995. In July 1995, the Company borrowed $750,000 from BeneVent-Noro Venture B.V. to fund the development of three sites for the Turnkey Program at 13% per annum until December 31, 1995 and at 16% thereafter, until maturity in December 1996. The borrowing was secured by the properties under development, and was repaid in December 1995. In October 1995, the Company borrowed $576,000 from a bank to finance two property acquisitions under the Turnkey Program. This loan bore interest at the bank's base lending rate plus 2% (12.5% at September 30, 1995), was secured by specific royalties from franchisees and was repaid in December 1995. Also in October 1995, the Company borrowed $500,000 from a bank to fund working capital. This loan, which was secured by notes receivable from developers, bore interest at 9.75% per annum and was repaid in December 1995. In November 1995, the Company borrowed $245,000 from a bank to finance a property acquisition under the Turnkey Program. This loan bore interest at 9.75% per annum, was secured by certain notes receivable and was repaid in December 1995. The Company used the proceeds of its offering for each of the loans which was repaid in December 1995.

    The Company expects to have 20 to 30 sites at various stages of development at any given time when the Turnkey Program is fully implemented. As stores are completed, the Company intends to sell the properties to third party lessors and invest the sales proceeds into the next location. However, there can be no assurance that the Company will be able to sell properties acquired under the Turnkey Program at a profit or at its cost. See "Business--Turnkey Real Estate Development Program." Based upon its estimates of the costs associated with developing Turnkey Program properties, the Company believes that resources currently available will be adequate to finance the ongoing Turnkey Program in the near term. During 1996, the Company used net proceeds from its offering to finance a majority of the development activity under the Turnkey Program. The Company has also obtained a commitment from a financial institution for a line of credit of up to $5 million to provide financing for the Program. The Company believes that proceeds from the sales of the properties as they are developed over time should be adequate to finance the Turnkey Program at the contemplated level of development thereafter, although there can be no assurance that this will be the case.

    In November 1995, the Company obtained permanent financing from a financial institution for $1,100,000 to finance the Company-owned store in Austin. This loan is payable monthly, is secured by fixtures and equipment at the store, bears interest at 9.47% per annum and is due in November 2002.

    Bee Cave/Westbank, Ltd., a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits, obtained an interim loan of $1,150,000 from a bank in December 1994 to finance the construction of a retail shopping center. The Company is liable for the full amount of this loan. The loan, which had an outstanding balance of $1,138,744 on December 31, 1996, was renewed in April 1996 at a rate of prime plus 1.25% and matures April 2001. Monthly payments are being made by the partnership.

    The Company believes that cash flow from operations, together with the proceeds of the Turnkey Program, collections from notes receivable and borrowings under existing credit facilities described above, will be sufficient to meet the Company's anticipated cash needs through the end of 1997. Thereafter, the Company believes that new store openings will result in increasing cash flow from operations which, together with the proceeds of the Turnkey Program and borrowings under credit facilities, should be sufficient to meet the Company's anticipated cash needs, although there can be no assurance in this regard. Substantially all of the Company's royalties have been pledged to secure Company debt in the past. However, the proceeds of its offering were used to repay most of these obligations. Accordingly, these assets are available to secure future financings. The Company guarantees certain leases of its franchisees for limited periods of time, which may affect its ability to obtain financing in the future. To the extent that the net proceeds from the Turnkey Program, credit facilities, and cash flow from operations are insufficient to finance the Company's future expansion plans, the Company intends to seek additional funds for this purpose from future debt financings or additional offerings of equity securities, although there can be no assurance of the availability of such funds on acceptable terms in the future.

    REAL ESTATE DEVELOPMENT. The Company has completed 16 properties under the Turnkey Program during 1996, ten of which were sold during the year, and the remaining stores are under lease with the franchisees generating rental income. Twenty-two properties were under various stages of development as of the end of the period.

    A summary of site development during 1996 is as follows:

                                                               NUMBER OF       INVESTED AT     ESTIMATED TO
                                                                 UNITS      DECEMBER 31, 1996    COMPLETE
                                                             -------------  -----------------  -------------
Opened and sold............................................           10      $    --          $    --
Opened (receiving rent and royalties)......................            7          4,778,000         --
Under construction.........................................            9          3,432,000        2,421,000
Pre-acquisition............................................           13            160,000        9,840,000
Other......................................................            5          1,573,000         --
                                                                      --
                                                                            -----------------  -------------
    Total..................................................           44      $   9,943,000    $  12,261,000
                                                                      --
                                                                      --
                                                                            -----------------  -------------
                                                                            -----------------  -------------

    Included in the table above are six properties under option purchase agreements in which the Company invested $3,976,000 at the end of 1996. Estimates above are based upon information from third parties and management's assessment of conditions in existence at the time of this filing. There can be no assurance that conditions (such as general or regional economic conditions) will not change significantly, requiring greater investment of resources or a longer period of time to satisfactorily complete construction or marketing the properties.

    NEW ACCOUNTING STANDARDS. In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share" and No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information by simplifying the existing computational guidelines and revising the previous disclosure requirements. SFAS No. 129 consolidates the existing disclosure requirements to disclose certain information about an entity's capital structure. Both statements are effective for periods ending after December 15, 1997. Management has not yet determined the impact that SFAS No. 128 will have on earnings per share, and there are no changes in disclosures associated with adoption of SFAS No. 129.

QUARTERLY COMPARISONS

    Since the adoption of the Schlotzsky's Deli restaurant concept in 1991, the Company has experienced growth in royalties and franchise fees. The growth in franchise fees has been realized sporadically, as store openings have tended to occur in groups followed by periods of only isolated openings. Store openings typically mark the recognition of franchise fees and the beginning of the royalty stream to the Company. Accordingly, a large increase in store openings has a significant impact on the amount and timing of revenue. The timing of store openings can also affect the same store sales and other period-to-period comparisons. Store openings increased from 85 in 1994 to 120 in 1995 and 135 in 1996. At January 1, 1995, the initial franchise fee was increased from $15,000 to $17,500 and was further increased to $20,000 effective July 1, 1995. The net profitability from developer fees is substantially higher than that derived from royalties and franchise fees because of the relatively lower costs associated with developer fees. Therefore, quarters in which the Company derived a high percentage of total revenue from developer fees reflect substantially higher margins. While developer fees have been a significant portion of revenue in various quarters, it is not anticipated that they will continue to be material after 1996 because most of the attractive developer territories have been sold. Moreover, the Company anticipates that royalty and other revenue will increase above historic levels so that developer fees will decline as a percentage of total revenue, resulting in more normalized margins. Also, the Company believes turnkey and licensing fees will continue to increase as a percentage of revenue.

    Management believes that the Company experiences only moderate seasonality. The Company attempts to make store sales less seasonal by offering a variety of products which tend to sell better during various seasons.

    The following table presents unaudited quarterly results of operations for the 1994, 1995 and 1996 fiscal years.

FISCAL YEARS                                     1994                                        1995                       1996
                              ------------------------------------------  ------------------------------------------  ---------
QUARTERS                         1ST        2ND        3RD        4TH        1ST        2ND        3RD        4TH        1ST
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE AND STORE DATA)
Revenues:
Royalties...................  $     998  $   1,167  $   1,221  $   1,271  $   1,476  $   1,858  $   1,961  $   2,130  $   2,245
Franchise fees..............        191        197         75        556        368        390        228        508        348
Developer fees..............        285        806        330      1,372        287        324        260      1,795        595
Restaurant sales............        160        143        108         17         76         80         77        273        566
Brands Contribution.........     --         --            150     --              7        145         65        180        121
Turnkey Development.........     --         --         --         --         --             12         18         12         39
Other fees and revenues.....         39        115         63         39         90        154         38         40        168
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
    Total revenues..........      1,673      2,428      1,947      3,255      2,304      2,963      2,647      4,938      4,082
COSTS AND EXPENSES..........      1,592      1,829      1,651      1,883      2,063      2,567      2,533      3,066      3,261
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
OPERATING INCOME (LOSS).....         81        599        296      1,372        241        396        114      1,872        821
NET INCOME (LOSS)...........  $      32  $     342  $     191  $     920  $     178  $     244  $      58  $   1,152  $     629
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
EARNINGS (LOSS) PER
  SHARE(1)..................  $     .01  $     .09  $     .05  $    0.24  $    0.02  $    0.04  $   (0.03) $    0.39  $    0.11
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
STORE OPENINGS..............         15         23          6         41         29         27         25         39         28

FISCAL YEARS

QUARTERS                         2ND        3RD        4TH
                              ---------  ---------  ---------

Revenues:
Royalties...................  $   2,675  $   2,875  $   2,953
Franchise fees..............        475        400        553
Developer fees..............        416        325        657
Restaurant sales............        810      1,061      1,173
Brands Contribution.........        238        511        424
Turnkey Development.........         80        143        463
Other fees and revenues.....        214        123         63
                              ---------  ---------  ---------
    Total revenues..........      4,908      5,438      6,286
COSTS AND EXPENSES..........      3,945      4,240      4,758
                              ---------  ---------  ---------
OPERATING INCOME (LOSS).....        963      1,198      1,528
NET INCOME (LOSS)...........  $     714  $     798  $   1,053
                              ---------  ---------  ---------
                              ---------  ---------  ---------
EARNINGS (LOSS) PER
  SHARE(1)..................  $    0.13  $    0.14  $    0.19
                              ---------  ---------  ---------
                              ---------  ---------  ---------
STORE OPENINGS..............         33         21         43

------------------------------
(1) Earnings per share in 1994 reflect the per share computation based on the weighted average number of shares outstanding in the respective period retroactively restated to give effect to the conversion of the Preferred Stock, including accrued dividends, into Common Stock.

IMPACT OF INFLATION

    The Company believes that inflation did not have a material impact on its operations for the periods reported. Significant increases in labor, employee benefits, food costs and other operating expenses could have a material adverse effect on franchisees' store operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements referred to in the index on page F-1 setting forth the Consolidated Statements of Schlotzsky's, Inc. and Subsidiaries, together with the report of Coopers & Lybrand L.L.P. dated February 28, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with regard to directors and executive officers and their business experience is set forth under "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 1997, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information with regard to executive compensation and pension or similar plans is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30 , 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with regard to security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with regard to certain relationships and related transactions is set forth under "Election of Directors; Certain Relationships and Related Transactions," in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 1997, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS. Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Report.

(a)(2) FINANCIAL STATEMENTS SCHEDULES. Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Report.

(a)(3) EXHIBITS

 3.1*      --         Articles of Incorporation of the Registrant, as amended.

 3.2*      --         Bylaws of the Registrant, as amended.

 4.1*      --         Specimen stock certificate evidencing the Common Stock.

10.1*      --         Form of Unit Franchise Agreement entered into by the Registrant and franchisees.

10.2*      --         Form of Unit Development Agreement entered into by the Registrant and franchisees.

10.3*      --         Form of Area Developer Agreement entered into by the Registrant and area developers.

10.4*      --         Form of Master License Agreement entered into by the Registrant and area developers.

10.5(a)*   --         Form of Territorial Agreement entered into by the Registrant and master licensees.

10.5(b)*   --         Form of Master Development Agreement entered into by the Registrant and master licensees.

10.6*      --         Preferred Stock Repurchase Agreement, dated October 1993, among the Company, John
                        C. Wooley, Jeffrey J. Wooley, and the purchasers of Class A Preferred Stock.

10.7*      --         Preferred Stock Purchase Agreement, dated July 20, 1994, among the Registrant and the purchasers named therein.

10.8*      --         Registration Rights Agreement, dated July 20, 1994, by and between the Registrant and the shareholders named therein.

10.9*      --         Second Amended Agreement among Shareholders, dated July 20, 1994, by and among the Registrant and the Shareholders described therein.

10.10*     --         Loan/Compromise and Settlement Agreement, dated April 7, 1994, between the
                        Federal Deposit Insurance Corporation, as Receiver of Bank of the Hills,
                        Austin, Texas, and the Registrant.

10.11*     --         Promissory Note, dated May 18, 1993, of the Registrant to First State Bank,
                        Austin, Texas in the original principal amount of $381,249.99.

10.12(a)*  --         Promissory Note, dated April 15, 1993, of the Registrant to Janet P. Newberger
                        and Lester Baum, as trustees of the 1992 Newberger Family Trust, in the original principal amount of $750,000.

10.12(b)*  --         Promissory Note, dated March 31, 1994, by and between the Registrant and Janet P.
                        Newberger and Lester Baum, co-trustees of the 1992 Newberger Family Trust in the original principal amount of $750,000.00.

10.12(c)*  --         Second Modification Agreement, dated effective December 31, 1994, by and between the Registrant and Janet P. Newberger and Lester Baum, as trustees of the 1992
                        Newberger Family Trust.

10.12(d)*  --         Promissory Note, dated September 6, 1995, of the Registrant to JanMor
                        Corporation, in the original principal amount of $400,000.

10.13*     --         Promissory Note, dated February 1, 1995, of the Registrant to Liberty National
                        Bank, Austin, Texas in the original principal amount $220,000, Security
                        Agreement, dated February 1, 1995 and Guarantee, dated February 1, 1995, by and between John C. Wooley and Liberty National Bank.

10.14*     --         Real Estate Lien Note and Deed of Trust, Security Agreement and Financing
                        Statement, dated March 31, 1995, of the Registrant to Texas Bank, N.A. in the
                        original principal amount of $500,000.

10.15*     --         Promissory Note, dated April 14, 1995, between the Registrant and First State
                        Bank in the original principal amount of $2,000,000.

10.16*     --         Promissory Note and Security Agreement, dated July 15, 1993, of the Registrant to
                        R. M. Wilkin, Inc. in the original principal amount of $450,000.

10.17*     --         Commitment Letter, dated July 7, 1995, by and between AT&T Commercial Finance
                        Corporation and the Registrant in an amount not to exceed $1,100,000.

10.18*     --         Term Sheet, dated July 19, 1995 by and between BeneVent-Noro and the Registrant.

10.19*     --         Promissory Note, dated December 1, 1994, by and between Bee Cave/Westbank, Ltd.
                        and Liberty National Bank in the original principal amount of $1,150,000.

10.20*     --         Loan Commitment, dated July 18, 1995, by and between Manns Capital Corporation and Bee Cave/Westbank, Ltd., and Letter Amendment to Permanent Loan Commitment,
                        dated July 28, 1995.

10.21*     --         Promissory Note, dated August 18, 1995, by and between the Registrant and First
                        State Bank in the original principal amount of $850,000.

10.22*     --         Operating Lease for 218 South Lamar, dated May 27, 1994, by and between William
                        C. Pfluger, et al. and Schlotzsky's Restaurants, Inc.

10.23*     --         Lease Agreement, September 8, 1995, by and between the Registrant and Austin CBD
                        29, Inc.

10.24*     --         Deed of Trust and Real Estate Lien Note, dated December 31, 1993, by and between
                        Schlotzsky's Real Estate, Inc. and Austin CBD Block 29, Ltd.

10.25(a)*  --         Franchise Financing Program Procedures for Qualified Franchisees, dated April 15,
                        1994, by and between Captec Financial Group, Inc. and the Registrant.

10.25(b)*  --         Ultimate Net Loss Agreement, dated April 15, 1994, by and between the Registrant and Captec Financial Group, Inc.

10.25(c)*  --         Amendment to Ultimate Net Loss Agreement, dated March 30, 1995.

10.26(a)*  --         Franchise finance letter of understanding, dated February 21, 1994, by and between Stephens Franchisee Finance and the Registrant.

10.26(b)*  --         Franchisee Financing Agreement, dated September 1, 1994, between the Registrant and Stephens Diversified Leasing, Inc.

10.27*     --         Agreement, dated July 1, 1994, by and among Thomas Development Corporation,
                        Micardo, Inc. and the Registrant.

10.28*     --         Earnest Money Contract, dated May 20, 1994, among Schlotzsky's Real Estate, Inc.,
                        William C. Pfluger, et al., Schlotzsky's Restaurants, Inc., the Registrant and
                        John C. Wooley.

10.29*     --         Unsecured Promissory Note, dated June 29, 1993, from John C. Wooley payable to the Registrant in the original principal amount of $280,000.

10.30*     --         Unsecured Promissory Note, dated June 29, 1993, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $150,000.

10.31*     --         Unsecured Promissory Note, dated January 1, 1993, from John C. Wooley payable to the Registrant in the original principal amount of $319,712.45.

10.32*     --         Unsecured Promissory Note, dated January 1, 1993, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $76,540.93.

10.33*     --         Unsecured Promissory Note, dated February 6, 1995, from John C. Wooley payable to the Registrant in the original principal amount of $131,000.

10.34*     --         Unsecured Promissory Note, dated February 6, 1995, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $6,000.

10.35      --         Schlotzsky's, Inc. 1993 Third Amended and Restated Stock Option Plan of the
                        Registrant (filed herewith).

10.36(a)*  --         Employment Agreement, dated January 1, 1994, by and between the Registrant and
                        John C. Wooley.

10.36(b)*  --         Employment Agreement, dated January 1, 1994, by and between the Registrant and
                        Jeffrey J. Wooley.

10.36(c)*  --         Employment Agreement, dated January 1, 1994, by and between the Registrant and
                        Kelly R. Arnold.

10.36(d)*  --         Employment Agreement, dated January 1, 1994, by and between the Registrant and
                        Karl D. Martin.

10.37(a)*  --         Indemnity Agreement, dated June 30, 1993, by and between the Registrant and John
                        C. Wooley.

10.37(b)*  --         Indemnity Agreement, dated June 30, 1993, by and between the Registrant and
                        Jeffrey J. Wooley.

10.38*     --         Form of Indemnification Agreement for Directors and Officers of the Registrant.

10.39*     --         Schlotzsky's 1995 Nonemployee Directors Stock Option Plan, and form of Stock
                        Option Agreement.

10.40*     --         Warrant Certificate, dated March 31, 1994, of the Registrant to William C.
                        Pfluger for 75,000 warrants.

10.41*     --         Confidentiality Agreement, dated December 8, 1989, by and between Bunge Foods
                        Corporation and Schlotzsky's Franchising Limited Partnership.

10.42*     --         Real Estate Lien Note, dated December 31, 1993, from CBD Block 29, Ltd. to
                        Schlotzsky's Real Estate, Inc. in the original principal amount of $302,209.12.

10.43*     --         Promissory Note, dated October 4, 1995, from the Registrant to First State Bank,
                        Austin, Texas in the original principal amount of $576,000.

10.44*     --         Promissory Note, dated October 25, 1995, from the Registrant to United Bank &
                        Trust in the original principal amount of $500,000.

10.45*     --         Promissory Note, dated November 1995, from Registrant and Schlotzsky's
                        Restaurants, Inc. to AT&T Commercial Finance Corporation in the original principal amount of $1,100,000.

10.46*     --         Promissory Note, dated November 17, 1995, from Registrant to Comerica Bank--Texas in the original principal amount of $245,000.

11.1       --         Statement Regarding Computation of Per Share Earnings.

21.1*      --         List of subsidiaries of the Registrant.

23.1       --         Consent of Independent Accountants.

25.1*      --         Power of Attorney (contained on the signature page of this Registration
                        Statement).

27         --         Financial Data Schedule

------------------------

* An asterisk indicates an exhibit previously filed with the Securities and Exchange Commission as an exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 33-98004 (the "IPO Registration Statement"), such exhibit being incorporated from the exhibits to the IPO Registration Statement by reference. Unless otherwise indicated, the number of the exhibit is also the number of such exhibit in the IPO Registration
    Statement.

(b) REPORTS ON FORM 8-K

    The following is the date and description of the events reported on Form 8-K covering events in the fourth quarter of fiscal year 1996: None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCHLOTZSKY'S, INC.

                                By:              /s/ JOHN C. WOOLEY
                                     -----------------------------------------
                                                  John C. Wooley,
                                        CHAIRMAN OF THE BOARD AND PRESIDENT

                                Date: March 27, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

      /s/ JOHN C. WOOLEY        Chairman of the Board and
------------------------------    President (Principal        March 27, 1997
        John C. Wooley            Executive Officer)

                                Executive Vice President
  /s/ CHARLES E. HARVEY, JR.      and Chief Financial
------------------------------    Officer (Principal          March 27, 1997
    Charles E. Harvey, Jr.        Financial Officer)

                                Executive Vice President
    /s/ JEFFREY J. WOOLEY         and Chief Financial
------------------------------    Officer (Principal          March 27, 1997
      Jeffrey J. Wooley           Financial Officer)

       /s/ MONICA GILL          Controller, Treasurer
------------------------------    (Principal Accounting       March 27, 1997
         Monica Gill              Officer)

    /s/ JOHN L. HILL, JR.
------------------------------  Director                      March 27, 1997
      John L. Hill, Jr.

    /s/ AZIE TAYLOR MORTON
------------------------------  Director                      March 27, 1997
      Azie Taylor Morton

------------------------------  Director                      March   , 1997
       John M. Rosillo

   /s/ RAYMOND A. RODRIGUEZ
------------------------------  Director                      March 27, 1997
     Raymond A. Rodriguez

------------------------------  Director                      March   , 1997
        Floor Mouthaan

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Accountants..........................................................................        F-2

Consolidated Financial Statements:

  Consolidated Balance Sheets at December 31, 1995 and 1996................................................        F-3

  Consolidated Statements of Income for the years ended December 31, 1994, 1995 and 1996...................        F-4

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996.....        F-5

  Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996...............        F-6

  Notes to Consolidated Financial Statements...............................................................        F-7

Financial Statement Schedule:

  Schedule II--Valuation and Qualifying Accounts...........................................................        S-1

    All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors

Schlotzsky's, Inc. and Subsidiaries

    We have audited the consolidated financial statements and the financial statement schedule of Schlotzsky's, Inc. and Subsidiaries listed in the index on page F-1 of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schlotzsky's, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                      [SIGNATURE]

                                          COOPERS & LYBRAND L.L.P.

Austin, Texas
February 28, 1997

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1995           1996
                                                                                     -------------  -------------
                                                     ASSETS
Cash and cash equivalents..........................................................  $  12,344,682  $   5,638,958
Restricted certificates of deposit.................................................         78,983         18,000
Royalties receivable...............................................................        304,649        580,470
Other receivables..................................................................        597,536      1,573,483
Prepaid expenses and other assets..................................................        292,880        247,762
Real estate development, current portion...........................................      5,717,049      8,458,301
Notes receivable, current portion..................................................      2,325,965        557,332
Notes receivable from related parties, current portion.............................        221,402        595,000
                                                                                     -------------  -------------
        Total current assets.......................................................     21,883,146     17,669,306

Property, equipment and leasehold improvements, net................................      4,139,619      5,440,882
Real estate development, less current portion......................................       --            2,642,773
Notes receivable, less current portion.............................................      1,474,311      2,656,502
Notes receivable from related parties, less current portion........................        867,687      2,180,456
Investments and advances...........................................................        882,715      1,265,862
Deferred federal income tax asset..................................................        531,870        607,448
Intangible assets, net.............................................................      6,929,019      8,515,883
                                                                                     -------------  -------------
        Total assets...............................................................  $  36,708,367  $  40,979,112
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt...............................................  $     913,915  $     482,205
Accounts payable...................................................................        589,532      1,540,527
Accrued liabilities................................................................      1,010,331      1,851,257
Federal income taxes payable.......................................................        619,382       --
                                                                                     -------------  -------------
        Total current liabilities..................................................      3,133,160      3,873,989

Deferred revenue, net..............................................................      1,572,325      1,663,765
Long-term debt, less current maturities............................................      3,028,517      3,129,337
                                                                                     -------------  -------------
        Total liabilities..........................................................      7,734,002      8,667,091
                                                                                     -------------  -------------
Commitments and contingencies

Stockholders' equity:
  Preferred stock:
    Class C--no par value
      Authorized--1,000,000 shares; issued--none...................................       --             --
  Common stock, no par value, 30,000,000 shares authorized, 5,509,998 and 5,539,922
    issued and outstanding at December 31, 1995 and 1996, respectively.............         43,958         44,257
  Additional paid-in capital.......................................................     26,238,964     26,493,165
  Retained earnings................................................................      2,691,443      5,774,599
                                                                                     -------------  -------------
        Total stockholders' equity.................................................     28,974,365     32,312,021
                                                                                     -------------  -------------
        Total liabilities and stockholders' equity.................................  $  36,708,367  $  40,979,112
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           1994          1995           1996
                                                                       ------------  -------------  -------------
Revenue:
  Royalties..........................................................  $  4,657,010  $   7,424,810  $  10,747,238
  Franchise fees.....................................................     1,019,000      1,493,750      1,775,000
  Developer fees.....................................................     2,792,524      2,665,562      1,992,750
  Restaurant sales...................................................       428,484        505,765      3,610,199
  Brand contribution.................................................       150,000        397,064      1,294,982
  Turn-key development...............................................       --              41,006        725,913
  Other fees and revenue.............................................       255,905        323,708        568,250
                                                                       ------------  -------------  -------------
    Total revenues...................................................     9,302,923     12,851,665     20,714,332
Expenses:
  Service costs:
    Royalties........................................................     1,121,934      2,405,299      3,791,384
    Franchise fees...................................................       660,875        766,625        958,500
  Restaurant operations:
    Cost of sales....................................................       188,341        188,751      1,183,361
    Labor costs......................................................       153,705        408,575      1,424,434
    Operating expenses...............................................       260,213        250,962      1,039,591
  General and administrative.........................................     4,199,023      5,751,154      7,027,258
  Depreciation and amortization......................................       371,702        457,938        779,284
                                                                       ------------  -------------  -------------
    Total expenses...................................................     6,955,793     10,229,304     16,203,812
                                                                       ------------  -------------  -------------
Income from operations...............................................     2,347,130      2,622,361      4,510,520
Other:
  Interest income (expense), net.....................................      (201,097)      (149,151)       454,670
  Other income.......................................................       225,664        137,976        132,075
                                                                       ------------  -------------  -------------
Income before income taxes and extraordinary gain....................     2,371,697      2,611,186      5,097,265
Provision for Federal and state income taxes.........................       927,160      1,016,596      1,902,290
                                                                       ------------  -------------  -------------
Income before extraordinary item.....................................     1,444,537      1,594,590      3,194,975
Gain on extinguishment of debt, net of applicable income taxes of
  $20,676 at December 31, 1994 and $18,271 at December 31, 1995......        40,137         38,307       --
                                                                       ------------  -------------  -------------
    Net income.......................................................     1,484,674      1,632,897      3,194,975
Redeemable preferred stock dividends.................................      (455,000)      (544,274)      --
                                                                       ------------  -------------  -------------
    Net income available to common stockholders......................  $  1,029,674  $   1,088,623  $   3,194,975
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------
Income per common share--primary:
  Income before extraordinary item...................................  $       0.42  $        0.42  $        0.57
  Extraordinary item.................................................          0.02           0.02       --
                                                                       ------------  -------------  -------------
  Income per common share............................................  $       0.44  $        0.44  $        0.57
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------
  Weighted average shares outstanding................................     2,341,218      2,451,898      5,639,225
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------
Income per common share--fully diluted:
  Income before extraordinary item...................................  $       0.41  $        0.41  $        0.57
  Extraordinary item.................................................          0.01           0.01       --
                                                                       ------------  -------------  -------------
  Income per common share............................................  $       0.42  $        0.42  $        0.57
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------
  Weighted average shares outstanding................................     3,290,410      3,440,643      5,639,225
                                                                       ------------  -------------  -------------
                                                                       ------------  -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                              ----------------------   ADDITIONAL                      TOTAL
                                                SHARES                   PAID-IN       RETAINED    STOCKHOLDERS'
                                              OUTSTANDING   AMOUNT       CAPITAL       EARNINGS       EQUITY
                                              -----------  ---------  -------------  ------------  -------------
Balance, January 1, 1994....................   2,187,500   $  10,733  $    --        $    573,146  $     583,879
Redeemable preferred stock dividends........      --          --           --            (455,000)      (455,000)
Net income..................................      --          --           --           1,484,674      1,484,674
                                              -----------  ---------  -------------  ------------  -------------
Balance, December 31, 1994..................   2,187,500      10,733       --           1,602,820      1,613,553
Redeemable preferred stock dividends........      --          --           --            (544,274)      (544,274)
Public sale of stock........................   1,850,000      18,500     17,575,264       --          17,593,764
Conversion of redeemable preferred stock....   1,354,167      13,542      7,964,883       --           7,978,425
Conversion of redeemable preferred stock
  dividends.................................     118,331       1,183        698,817       --             700,000
Net income..................................      --          --           --           1,632,897      1,632,897
                                              -----------  ---------  -------------  ------------  -------------
Balance, December 31, 1995..................   5,509,998      43,958     26,238,964     2,691,443     28,974,365
Options exercised...........................      29,924         299        254,201      (111,819)       142,681
Net income..................................      --          --           --           3,194,975      3,194,975
                                              -----------  ---------  -------------  ------------  -------------
Balance, December 31, 1996..................   5,539,922   $  44,257  $  26,493,165  $  5,774,599  $  32,312,021
                                              -----------  ---------  -------------  ------------  -------------
                                              -----------  ---------  -------------  ------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1994           1995           1996
                                                                      -------------  -------------  -------------
Cash flows from operating activities:
  Net income........................................................  $   1,484,674  $   1,632,897  $   3,194,975
  Adjustments to reconcile net income to net cash provided by (used
    in) operating activities:
    Depreciation and amortization...................................        371,702        454,107        703,533
    Bad debt expense................................................       --             --              187,774
    Gain on extinguishment of debt, net of tax......................        (40,137)       (38,307)      --
    Financed fees...................................................     (1,790,823)    (1,799,750)    (1,785,045)
    Payments received on financed fees..............................        500,373        670,002        829,590
    Non-recurring expense relating to the issuance of stock to a
      non-employee..................................................       --             --              103,791
    Changes in assets and liabilities:
      Accounts receivable...........................................       (386,305)       (32,830)    (1,251,768)
      Prepaid expenses and other assets.............................       (187,468)        70,711         45,118
      Deferred revenue..............................................        113,970        491,270         91,440
      Deferred federal income tax asset.............................        (49,039)      (183,694)       (75,578)
      Accounts payable..............................................       (161,622)       205,723        950,995
      Accrued liabilities...........................................        138,503        541,654        221,544
                                                                      -------------  -------------  -------------
        Net cash provided by (used in) operating activities.........         (6,172)     2,011,783      3,216,369
                                                                      -------------  -------------  -------------
Cash flows from investing activities:
  Expenditures for property and equipment...........................       (270,022)    (1,905,795)    (1,664,363)
  Acquisition of minority interest and intangible assets............       (412,983)    (1,181,369)    (2,227,297)
  Redemption of restricted certificates of deposit..................        277,435         13,582         60,983
  Purchase of restricted certificates of deposit....................       (170,000)      --             --
  Issuance of notes receivable......................................       (169,228)      (590,790)      (603,121)
  Collections on notes receivable...................................        340,432        158,361        235,933
  Acquisition of investments........................................       --              (66,788)       (83,147)
  Advances to limited partnership, stockholders and affiliates......       (794,527)      (258,818)       (45,014)
  Distributions and collections from limited partnership,
    stockholders and affiliates.....................................        530,034        469,748         79,958
  Acquisition of real estate for development and resale.............     (1,088,474)    (4,773,648)    (5,384,025)
                                                                      -------------  -------------  -------------
        Net cash used in investing activities.......................     (1,757,333)    (8,135,517)    (9,630,093)
                                                                      -------------  -------------  -------------
Cash flows from financing activities:
  Sale of stock.....................................................       --           18,925,500       --
  Stock issue costs.................................................       --           (1,331,736)       (51,180)
  Options exercised.................................................       --             --               90,070
  Proceeds from issuance of notes payable and long-term debt........      2,251,197      7,012,174        583,774
  Principal payments on notes payable and long-term debt............     (2,406,823)    (7,065,992)      (914,664)
  Proceeds from issuance of redeemable preferred stock..............      3,000,000       --             --
  Cash dividends on redeemable preferred stock......................       (262,500)      (124,274)      --
                                                                      -------------  -------------  -------------
        Net cash provided by (used in) financing activities.........      2,581,874     17,415,672       (292,000)
                                                                      -------------  -------------  -------------
Net increasee (decrease) in cash and cash equivalents...............        818,369     11,291,938     (6,705,724)
Cash and cash equivalents at beginning of year......................        234,375      1,052,744     12,344,682
                                                                      -------------  -------------  -------------
Cash and cash equivalents at end of year............................  $   1,052,744  $  12,344,682  $   5,638,958
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BUSINESS

    Schlotzsky's, Inc. and Subsidiaries (the "Company") is a franchisor of quick service restaurants ("Schlotzsky's" or "Schlotzsky's Deli") that feature made-to-order sandwiches, which had 573 franchised stores located in 38 states, the District of Columbia, Argentina, Canada, Germany, Guatemala, Korea, Japan, Lebanon, Mexico, Sweden, Turkey and the United Kingdom. Approximately 33% of franchised stores are located in Texas. In addition, the Company has granted territorial rights to Area Developers located in 49 states and to Master Licensees in 44 foreign countries for a fee which is typically payable in cash and notes receivable generally collateralized by the related territorial rights.

    The Company also operates a Turnkey Real Estate Development Program (the "Turnkey Program") to further assist franchisees in obtaining store sites.

    ORGANIZATION

    The Company's organization includes Schlotzsky's, Inc. (the parent corporation) and its wholly-owned subsidiaries Schlotzsky's Restaurant, Inc., Schlotzsky's Real Estate, Inc., Schlotzsky's Equipment Corporation, Schlotzsky's Brands, Inc. and DFW Restaurant Transfer Corp.

    During 1996, an additional corporation, 56th and 6th, Inc. was formed in connection with the purchase of a restaurant located in New York. This corporation is wholly-owned by Schlotzsky's Restaurant, Inc. Also in 1996, Schlotzsky's Restaurant, Inc. purchased the remaining interest in 218 Beverage Corporation and is now the sole shareholder. The purpose of this entity is to allow for the sale of adult beverages in the Company-owned restaurants.

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Schlotzsky's, Inc., a Texas corporation, and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH EQUIVALENTS

    Cash equivalents include unrestricted highly liquid investments purchased with an original maturity date of three months or less. At December 31, 1995 and 1996 cash equivalents totaling approximately $11,553,000 and $1,962,000, respectively, consisted primarily of money market accounts and overnight repurchase agreements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    NOTES RECEIVABLE

    The Company obtains annual valuations of all Area Developer and Master Licensee promissory notes receivable from an independent financial services institution. For the year ended December 31, 1995, no valuation allowance was necessary as the cost basis of each instrument approximated fair value. For the year ended December 31, 1996, a valuation allowance of approximately $188,000 was established to adjust the cost basis to estimated fair value.

    PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Expenditures for normal maintenance of property and equipment are charged against income as incurred. Expenditures which significantly extend the useful lives of the assets are capitalized. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income. Depreciation and amortization is calculated using straight-line and accelerated methods over the estimated useful lives of the assets, or lease term for leasehold improvements if less.

    INVESTMENTS AND ADVANCES

    Investments are stated at the lower of cost or market. Limited partnership investments are accounted for under the equity method, and accordingly, the Company's investment is adjusted for allocated profits, losses and distributions.

    REAL ESTATE DEVELOPMENT

    Under the Turnkey Program, following the identification of a site by the Company and an area developer, the Company typically purchases or leases the site, designs and constructs a Schlotzsky's Deli Restaurant on the site which is then leased or subleased to a franchisee. The Company will typically sell the improved property and assign its lease to a third-party investor, or in the case of a leased property, assign the lease and sublease to an investor.

    Real estate development in process is stated at the lower of cost or estimated net realizable value. Land, site development, building and equipment costs, including capitalized carrying costs (primarily interest incurred and property taxes) are accumulated by specific development. Construction costs incurred in connection with the development of properties are capitalized to individual projects. Generally, interest incurred and property taxes are capitalized until the related properties are ready for sale; thereafter, such costs are charged to expense as incurred.

    During 1995, the Company completed six stores under the Turnkey Program, five of which were sold and one under contract to be sold as of December 31, 1995.

    During 1996, the Company started and completed 13 stores under its Turnkey Development Program. In addition, it completed and opened three other stores started in 1995. Ten of these sites were sold in 1996, and the remainder were under lease with the franchisees and generating rental income. Another 14 projects were in various stages of development at December 31, 1996.

    Turnkey Development Program properties which management expects to complete and sell within the next year are classified as current assets.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    INTANGIBLE ASSETS

    Intangible assets consist primarily of the Company's original franchise rights, royalty values, developer and franchise rights related to the Company's reacquiring of franchises and developer rights. These assets are amortized over their estimated useful lives ranging from 4 to 40 years.

    At each balance sheet date, the Company evaluates the propriety of the carrying amount of its intangible assets, as well as the amortization period for each intangible. If an indicator of impairment is present, the Company compares the projected undiscounted operating income for the related business with the unamortized balance of the related intangible asset. If an imminent loss exists, management estimates the fair value of the intangible asset based on future operating cash flows for the next 10 years, discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset over the fair value, as determined, is charged to impairment loss. At this time, the Company believes that no impairment of its intangibles has occurred and that no reduction of the carrying amounts or estimated useful lives is warranted.

    REVENUE RECOGNITION

    Royalties:

    Royalties are paid to the Company by franchisees at 4% to 6% of gross franchise sales. Royalties are recognized in the period the related gross franchise sales are earned.

    Franchise Fees:

    Nonrefundable proceeds from the awarding of a franchise are recognized as revenue when the Company has performed substantially all services for the franchisee as stipulated in the franchise agreement, typically at store opening. Franchise fees collected but not yet recognized are recorded, net of deferred direct incremental expenses, as deferred revenue in the accompanying consolidated financial statements.

    Developer Fees:

    The Company will convey rights to certain persons, under agreements ("Area Developer Agreements") to act as an area developer within a specific development area for a specified term. Developers within the United States ("Area Developers") locate prospective new franchisees, perform site selection duties and service the franchisees subsequent to the store opening. The Company charges the Area Developers a nonrefundable fee for the rights conveyed. The Company typically collects a portion of the fee in cash at closing of the Area Developer Agreements, and extends terms on the remainder typically not exceeding three years.

    International developers ("Master Licensees") have the exclusive right to develop and license the development and operation of Schlotzsky's Restaurants using the Company's system and trademarks within the development area. The rights to develop, operate and sublicense the development and operation of Schlotzsky's restaurants in the foreign territory are granted pursuant to the terms and conditions of a Master License Agreement.

    The Company has also entered into Master Development Agreements or Territorial Agreements (collectively the "Territorial Agreements") which, for a nonrefundable reservation fee, grants the right to

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
negotiate exclusive territorial rights to develop Schlotzsky's Restaurants in the territory, subject to and in accordance with terms and conditions of a Master License Agreement; however, the right to develop, operate and sublicense the development and operation of Schlotzsky's Restaurants in the territory is not granted until the execution of the Master License Agreement. The Territorial Agreement specifies the desired economic terms and basic form of the Master License Agreement. The Company requires the Master Licensee to obtain clauses, covenants and agreements to comply and confirm with the business practices or laws of the respective territory. The cost of conforming the contract of the Master License Agreement is the responsibility of Master Licensee. If the Company cannot reasonably satisfy itself of the enforceability of such clauses, covenants and agreements within the territory, the Company will not be obligated to grant a Master License Agreement and any rights granted under the Territorial Agreements will terminate immediately upon notice by the Company. The Company ordinarily collects approximately 15% to 35% of cash at closing of either a Master Development, Territorial Agreement or Master License Agreement, with the remainder financed typically over a term not exceeding four years, depending on the credit worthiness of the Maker and Guarantor of the note.

    With respect to Area Developers and Master Licensees, the Company recognizes as revenue the nonrefundable fees received in cash and the fair value of the financed portion as established by an independent third party, net of an appropriate discount for any interest free financed portion, and any incentive fees due, upon fulfillment of substantially all of its contractual responsibilities and obligations to the Area Developers and Master Licensees. For Area Developers, this includes providing manuals and sales offering materials, which typically coincides with the execution of the Area Developer Agreement and the receipt of cash and a promissory note. With respect to Master Licensees, the Company's duties to the Master Licensees include providing manuals, initial training if requested, and reasonable efforts to obtain registration of the Company's trademarks in the applicable foreign territories. Completion of the Company's duties typically coincides with the execution of a Master Development, Territorial Agreement of Master License Agreement and the receipt of cash and a promissory note.

    Area Developers and Master Licensees are required to meet certain performance requirements under their agreements which include minimum store opening schedules, performance standards and compliance with the terms of their notes to the Company, if any. Failure to meet these requirements could result in the Company terminating their agreements.

    In general, the Area Developers and Master Licensees then receive a fee for recruitment and development, including advertising, soliciting, qualifying and closing sales as well as consultation and advice in establishment, construction, financing and opening of restaurants in their territory. Area Developers, in general, receive a fee equal to one-half of franchise fee paid by franchisees to the Company. Master Licensees collect the initial sublicense and developer fees and then remit a portion of these fees back to the Company. The Company expects to receive approximately one-third to one-half of these fees from the Master Licensee.

    In addition, Area Developers and Master Licensees receive a portion of the ongoing royalties from the franchised restaurants for providing service and support to the franchisees in their development area. Area Developers typically receive 2.5% out of the 6% ongoing royalties and Master Licensees typically retain two-thirds of ongoing royalties, remitting one-third to the Company.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Revenue from developer fees represented approximately 30%, 21% and 10% of the Company's total revenue in 1994, 1995 and 1996, respectively. During these years, due to the relatively lower costs associated with developer fee revenue, the Company has relied heavily on such revenue for its operating profits. The Company anticipates that revenue from developer fees will continue to decline as almost all of the attractive developer territories have been sold. As such, the Company will rely on other sources of revenue to cover such costs.

    ROYALTY SERVICE COSTS

    In accordance with the Area Development Agreements, the Company typically pays Area Developers 2.5% out of the 6% royalties received from franchisees. Royalty service costs are recognized in the period the related royalties are recognized.

    FRANCHISE FEE DEVELOPMENT COSTS

    In accordance with the Area Development Agreements, the Company pays Area Developers approximately one-half of the initial franchise fees collected from franchise sales in a specified development area. These costs are recognized as expenses when the Company has performed substantially all services for the franchisee as stipulated in the franchise agreement, typically at store opening. Franchise fee development costs paid, but not yet recognized, are recorded as a reduction of gross deferred revenue in the accompanying financial statements.

    INCOME TAXES

    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," under which deferred tax assets or liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments as defined by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," include cash and cash equivalents, restricted certificates of deposit, receivables, notes receivable, accounts payable, accrued liabilities and debt. All financial instruments are accounted for on a historical cost basis which approximates fair value at December 31, 1995 and 1996, except for notes receivable from Area Developers and Master Licensees which are valued at the lower of appraised value or cost.

    EARNINGS PER SHARE

    The computation of primary earnings per common share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares contingently issuable, primarily from stock options and warrants, in periods in which they have a dilutive effect.

    The fully diluted earnings per share computation reflects the effect of common shares contingently issuable upon the exercise of stock options and warrants in periods in which such exercise would cause

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) dilution, and for convertible securities assumed converted to common stock in periods which such conversion would cause dilution.

    In computing income per common share--fully diluted, earnings available to common stockholders was net of redeemable preferred dividends totaling $105,000 and $340,261 at December 31, 1994 and 1995, respectively. No redeemable preferred dividends were distributed for the year ended December 31, 1996. See note on "Stockholders' Equity."

    NEW ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings per Share" and No. 129 "Disclosure of Information About Capital Structure." SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information by simplifying the existing computational guidelines and revising the previous disclosure requirements. SFAS No. 129 consolidates the existing disclosure requirements to disclose certain information about an entity's capital structure. Both statements are effective for periods ending after December 15, 1997. Management has not yet determined the impact that SFAS No. 128 will have on earnings per share, and there are no changes in disclosures associated with adoption of SFAS No. 129.

    RECLASSIFICATIONS

    Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current presentation format.

    Additionally, the presentation of revenues in the accompanying consolidated statements of income has been changed to a more detailed format than in previous years. Due to the increasing levels of revenue being generated by brands contribution and Turnkey Program activities, these categories have been expanded to separate line items.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

2.  NOTES RECEIVABLE:

    Notes receivable consist of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1995          1996
                                                                    ------------  ------------
Notes receivable from Area Developers (under Area Development
 Agreements) and Master Licensees (under Master License and
 Territorial Agreements) bearing interest ranging from 7.5% to 10%
 per annum and where no interest is stated, imputed interest at 9%
 per annum, due through 1998, net of $190,235 and $187,774
 discount for 1995 and 1996, respectively.........................  $  3,279,748  $  2,313,918

Notes receivable from franchisees related to the sale of Company owned stores, bearing interest at 8% per annum, collateralized by the stores with monthly principal and interest installments
 ranging from $1,723 to $2,428 due through December 2000..........       273,716       257,106

Notes receivable from franchisees bearing interest ranging from
 8.75% to 9.5% per annum, collateralized by franchisees' property
 and equipment with payments due through August 1999..............       --            454,772

Note receivable under private label development program due in monthly installments based on franchisee product purchase
 volume...........................................................       103,769         9,763

Notes receivable from others bearing interest ranging from 8% to
 10% per annum, collateralized by an interest in a limited
 partnership and certain other equity instruments with payments
 due through June 2000............................................       143,043       178,275
                                                                    ------------  ------------

                                                                       3,800,276     3,213,834

Current portion...................................................    (2,325,965)     (557,332)
                                                                    ------------  ------------

Notes receivable, less current portion............................  $  1,474,311  $  2,656,502
                                                                    ------------  ------------
                                                                    ------------  ------------

    During 1995, notes receivable from Area Developer and Master Licensees totaling approximately $1,122,000 were extended beyond their original terms, including approximately $462,000 which was due in 1995 and was extended beyond December 31, 1995.

    During 1996, notes receivable from Area Developers and Master Licensees totaling approximately $255,000 were extended beyond their original terms, including approximately $230,000 which was due in 1996 and was extended beyond December 31, 1996.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

3.  NOTES RECEIVABLE FROM RELATED PARTIES:

    Notes receivable from related parties consist of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1995          1996
                                                                    ------------  ------------
Note receivable from Master Licensee, an organization of which a member of the Company's Board of Directors is Managing Director,
  bearing interest at 9% per annum due through December 1998......  $    350,000  $    275,000

Notes receivable from certain stockholders of the Company, bearing interest at 7.5% per annum, principal and accrued interest due
  quarterly through 2001..........................................       242,577       237,618

Notes receivable from related entities controlled by stockholders of the Company, bearing interest at 9% per annum, principal and accrued interest due annually through 2001 collateralized by
  real estate.....................................................       496,512       541,527

Note receivable from Master Licensee, an organization of which a member of the Company's management is a shareholder, bearing
  interest at 8% per annum due through December 2006..............       --            875,000

Notes receivable from Master Licensee, an organization of which the Company is a preferred shareholder, bearing interest at 9%
  per annum, principal due ratably beginning December 31, 1998 through December 31, 2007. (see note on "Related Party
  Transactions")..................................................       --            846,311
                                                                    ------------  ------------

                                                                       1,089,089     2,775,456

Current portion...................................................      (221,402)     (595,000)
                                                                    ------------  ------------

Notes receivable, less current portion............................  $    867,687  $  2,180,456
                                                                    ------------  ------------
                                                                    ------------  ------------

    During 1996, notes receivable from Master Licensees, certain stockholders and entities controlled by certain stockholders totaling approximately $1,625,000 were extended beyond their original terms, including approximately $540,000, which was due in 1996 and was extended beyond December 31, 1996.

    From time to time, the Company makes advances to certain stockholders, related partnerships and affiliates (see notes on "Investments and Advances" and "Related Party Transactions").

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

4.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS:

    Property, equipment and leasehold improvements consist of the following:

                                                      DEPRECIABLE         DECEMBER 31,
                                      DEPRECIATION       LIFE      --------------------------
                                         METHOD         (YEARS)        1995          1996
                                     ---------------  -----------  ------------  ------------
Building...........................    Straight Line      32       $    720,741  $    720,741
Furniture, fixtures
  and equipment....................    Straight Line    5 to 7        1,036,628     1,684,840
Leasehold
  improvements.....................    Straight Line   25 to 32       2,677,839     3,452,202
                                                                   ------------  ------------
                                                                      4,435,208     5,857,783
Accumulated depreciation and amortization........................      (445,589)     (808,612)
                                                                   ------------  ------------
                                                                      3,989,619     5,049,171
Land.............................................................       150,000       391,711
                                                                   ------------  ------------
Property, equipment and leasehold improvements, net..............  $  4,139,619  $  5,440,882
                                                                   ------------  ------------
                                                                   ------------  ------------

    Depreciation and amortization of property, equipment and leasehold improvements totaled approximately $154,000, $169,000 and $363,100 in 1994, 1995 and 1996, respectively.

5.  INVESTMENTS AND ADVANCES:

    Investments and advances consist of the following:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1995         1996
                                                                      ----------  ------------
Limited partnership:
  Investment........................................................  $  180,598  $    191,744
  Advances..........................................................     439,046       511,047
                                                                      ----------  ------------
                                                                         619,644       702,791
Building art........................................................     263,071       263,071
Investment in Master Licensee.......................................      --           300,000
                                                                      ----------  ------------
Investments and advances............................................  $  882,715  $  1,265,862
                                                                      ----------  ------------
                                                                      ----------  ------------

    LIMITED PARTNERSHIP

    The Company owns a 40% general and limited partnership interest in an entity engaged in the acquisition, development and construction of certain commercial real estate. The partnership has the following assets, liabilities and partners' capital:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1995          1996
                                                                    ------------  ------------
Assets............................................................  $  2,280,697  $  2,359,498
Liabilities.......................................................     1,648,515     1,699,445
Partners' Capital.................................................       632,182       660,053

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

5.  INVESTMENTS AND ADVANCES: (CONTINUED)
    The partnership's net profits, losses and distributions are allocated based upon methods set forth in the partnership agreement. The Company is allocated 25% of distributions and like amount of net profits until the other limited partner has received an aggregate amount equal to its aggregate contribution. Thereafter, remaining net profits and all losses are allocated 40% to the Company.

    The Company is the guarantor of all partnership indebtedness which consist of borrowings under a $1,150,000 bank line of credit with an original maturity date of December 31, 1995 with approximately $1,146,000 and $1,139,000 outstanding at December 31, 1995 and 1996, respectively. Principal and interest of $10,665 is due monthly until April 2001 whereupon all outstanding principal and interest is due. The line of credit bears interest at 1.25% above the bank's prime rate until maturity and after. The indebtedness is collateralized by project real estate, and related leases and rents. The partnership has entered into leases for substantially all of the approximately 17,600 square feet of its retail shopping center for a term of 10 years at approximately $15.00 per square foot per annum which began in September 1995. The partnership completed the development of this project in February 1996 and is fully leased and occupied.

    INVESTMENT IN MASTER LICENSEE

    In November 1996, the Company paid $300,000 to a Master Licensee and also agreed to serve as guarantor of additional financing not to exceed $400,000. At December 31, 1996, the outstanding balance on the additional financing guaranteed by the Company was $300,000. See note on "Related Party Transactions."

6. INTANGIBLE ASSETS:

    Intangible assets consist of the following:

                                                    AMORTIZATION          DECEMBER 31,
                                                       PERIOD     ----------------------------
                                                      (YEARS)         1995           1996
                                                    ------------  -------------  -------------
Original franchise rights.........................       40       $   5,688,892  $   5,688,892
Royalty value.....................................       20           1,359,576      1,359,576
Developer and franchise rights acquired...........    20 to 40          505,420      1,915,630
Goodwill..........................................       20             254,950        635,082
Debt issue costs..................................    5 to 25           107,328        107,328
Organization costs................................    4 to 10            29,021         29,021
Other intangible assets...........................    up to 5           124,029        260,980
                                                                  -------------  -------------
                                                                      8,069,216      9,996,509
  Less accumulated amortization...................                   (1,140,197)    (1,480,626)
                                                                  -------------  -------------
    Intangible assets, net........................                $   6,929,019  $   8,515,883
                                                                  -------------  -------------
                                                                  -------------  -------------

    In 1995, the Company reacquired franchises and franchise rights in Omaha, Nebraska, Albuquerque, New Mexico and Houston, Texas. The franchises acquired in Albuquerque and two of the four franchises acquired in Omaha, were upgraded to specification then resold with noncompete areas reduced from a three mile to 3/4 mile radius and royalties increased from 4% to 6% of gross revenues. The excess of reacquisition and upgrade costs over franchise sale proceeds are reported as royalty value, amortized into

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

6. INTANGIBLE ASSETS: (CONTINUED)
income over the 20 year term of the related franchises. The franchise acquired in Houston was resold in December 1995.

    In 1996, the Company reacquired franchises and developer and franchise rights in New York and Texas. The purchase price of the New York franchise of $250,000 exceeded the fair value of the identifiable assets acquired by approximately $150,000. The purchase price of the Texas franchise of $350,000 exceeded the fair value of the identifiable assets acquired by approximately $230,000. The franchise acquisitions were accounted for using the purchase method of accounting and the resulting goodwill is being amortized on a straight-line basis over 20 years. The developer rights acquired under these transactions totaled approximately $986,000 and are being amortized on a straight-line basis over 40 years.

    Amortization of intangible assets totaled approximately $217,000, $285,000 and $340,000 in 1994, 1995 and 1996, respectively.

7. DEFERRED REVENUE:

    Franchise and developer fees collected but not yet recognized into income less related direct incremental costs paid but not yet charged to expense are as follows:

                                                                          DECEMBER 31,
                                                                  ----------------------------
                                                                      1995           1996
                                                                  -------------  -------------
Deferred franchise and developer fees...........................  $   3,282,500  $   2,992,500
Deferred direct incremental costs:
  Deferred franchise fee development service costs..............     (1,660,875)    (1,547,125)
  Deferred commissions..........................................        (26,500)       (21,750)
  Other deferred costs..........................................        (22,800)       (23,850)
Deferred revenue--real estate development.......................       --              263,990
                                                                  -------------  -------------
                                                                  $   1,572,325  $   1,663,765
                                                                  -------------  -------------
                                                                  -------------  -------------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT:

    Long-term debt consists of the following:

                                                                           DECEMBER 31,
                                                                    --------------------------
                                                                        1995          1996
                                                                    ------------  ------------
Capitalized lease, bearing an effective interest rate of 11.24%, collateralized by real property; monthly principal and interest installments of $12,615 through 2020............................  $  1,260,780  $  1,250,583
Note payable to a financial institution bearing interest at 9.47%
  per annum through 2000. From 2000 through maturity, the note will bear interest at the lesser of a certain bank's prime lending rate plus 1.75%, or a mutually agreed upon rate.
  Payments are due in periodic principal and interest installments through December 2002, at which time all remaining principal and interest is due. The note is collateralized by equipment and
  assignment of royalties from certain franchisees................     1,094,345     1,024,696
Note payable to a bank, bearing interest at 9.25%, collateralized by certain real property currently used as Company headquarters.
  Monthly installments of $2,778 plus interest are due through
  March 2002, at which time all remaining principal and interest
  is due..........................................................       474,998       441,663
Various notes payable to individuals and corporations, bearing interest at 6% to 9% per annum, due in periodic principal and interest installments through 1999, and collateralized by
  equipment and assignment of royalties from certain
  franchisees.....................................................       352,341       694,600
Note payable to a Trust convertible into a maximum 100,000 shares common stock, bearing interest at a certain bank's prime lending rate plus 1.5% (10% at December 31, 1995) per annum, due in periodic principal and interest installments with all unpaid principal and interest due September 1998; collateralized by royalties from certain franchisees. This note was extinguished
  in February 1996................................................       650,000       --
Note payable to a financing institution bearing interest at 12%
  per annum, due in monthly principal and interest installments of
  $1,435 through December 1996. This note was extinguished in
  January 1996....................................................        99,000       --
Note payable to a limited partnership, bearing interest at 9%. One payment of principal and interest totaling $240,168 due January
  1998............................................................       --            200,000
Other.............................................................        10,968       --
                                                                    ------------  ------------
                                                                       3,942,432     3,611,542
  Current maturities..............................................      (913,915)     (482,205)
                                                                    ------------  ------------
    Long-term debt, less current maturities.......................  $  3,028,517  $  3,129,337
                                                                    ------------  ------------
                                                                    ------------  ------------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

8. LONG-TERM DEBT: (CONTINUED)
    The aggregate annual maturities of long-term debt at December 31, 1996 are as follows:

                                  YEAR ENDING
                                  DECEMBER 31,
                                 -------------
1997............................................................................  $    482,205
1998............................................................................       250,789
1999............................................................................       533,382
2000............................................................................       176,741
2001............................................................................       164,878
Thereafter......................................................................     2,003,547
                                                                                  ------------
                                                                                  $  3,611,542
                                                                                  ------------
                                                                                  ------------

    Interest expense, net of amounts capitalized, totaled approximately $389,000, $435,000 and $331,000 in 1994, 1995 and 1996, respectively.

9. INCOME TAXES:

    The provision for federal and state income taxes consists of the following:

                                                                     DECEMBER 31,
                                                        --------------------------------------
                                                           1994         1995          1996
                                                        ----------  ------------  ------------
Federal:
  Current provision...................................  $  866,498  $  1,136,317  $  1,886,719
  Deferred benefit....................................     (49,039)     (183,694)      (75,578)
                                                        ----------  ------------  ------------
    Total federal.....................................     817,459       952,623     1,811,141
                                                        ----------  ------------  ------------
State--current provision..............................     109,701        63,973        91,149
                                                        ----------  ------------  ------------
Provision for federal and state income taxes before
  extraordinary item..................................     927,160     1,016,596     1,902,290
Tax provision of extraordinary item...................      20,676        18,271       --
                                                        ----------  ------------  ------------
Total provision for income taxes......................  $  947,836  $  1,034,867  $  1,902,290
                                                        ----------  ------------  ------------
                                                        ----------  ------------  ------------

    The difference between the income tax expense from continuing operations and the amount that would result if the statutory rates were applied to the pretax financial income was as follows:

                                                           1994         1995          1996
                                                        ----------  ------------  ------------
Expense at statutory rate of 34%......................  $  827,053  $    908,342  $  1,733,070
Nondeductible items, including amortization...........      52,755        66,540        86,915
State income taxes, net...............................      68,028        42,222        60,158
Other.................................................      --            17,763        22,147
                                                        ----------  ------------  ------------
                                                        $  947,836  $  1,034,867  $  1,902,290
                                                        ----------  ------------  ------------
                                                        ----------  ------------  ------------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

9. INCOME TAXES: (CONTINUED)

    The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                                      DECEMBER 31,
                                                           ----------------------------------
                                                              1994        1995        1996
                                                           ----------  ----------  ----------
Assets:
  Non-current:
    Deferred revenue.....................................  $  344,815  $  534,590  $  475,924
    Accrued liabilities..................................      --          --         145,451
    Other................................................      24,382      12,910      27,711
                                                           ----------  ----------  ----------
    Gross deferred tax assets............................     369,197     547,500     649,086
                                                           ----------  ----------  ----------
Liabilities:
  Current:
    Deferred costs.......................................      --          15,630      --
    Property, equipment and intangibles..................      --          --          41,638
  Non-current:
    Installment sale.....................................      21,021      --          --
                                                           ----------  ----------  ----------
  Gross deferred tax liabilities.........................      21,021      15,630      41,638
                                                           ----------  ----------  ----------
      Net deferred asset.................................  $  348,176  $  531,870  $  607,448
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

10. STOCKHOLDERS' EQUITY:

    REDEEMABLE PREFERRED STOCK

    The Preferred Stock was convertible to Common Stock, at the holder's option, any time prior to redemption, and was also subject to automatic conversion on similar terms upon the registration and sale of at least $5,000,000 of the Company's common stock or upon a two thirds vote of Preferred Stockholders. During December 1995, all of the Company's outstanding shares of preferred stock were converted in connection with the sale in a public offering of 1,850,000 shares of the Company's Common Stock (See note on "Stockholders' Equity") at a conversion price of $5.34 and $7.20 for Class A and B, respectively. Additionally, the Company's amended Articles of Incorporation provide that subsequent to the conversion, the shares of Class A and Class B Preferred Stock shall be canceled and shall not again be issuable by the Company. See note on "Common Stock."

    COMMON STOCK

    In December 1995, the Company sold in a public offering 1,850,000 shares of its Common Stock (the "Offering") which generated net proceeds of approximately $17.6 million. A portion of the proceeds were used to repay debt incurred in connection with the Company's Turnkey Program and other debt owed to banks, corporations and individuals. The Company used the remaining proceeds to finance and refinance the purchase of real estate and the construction of stores under the Turnkey Program and for other working capital needs.

    As previously discussed, the Company's amended Articles of Incorporation states that the outstanding shares of Class A and Class B Preferred Stock were converted to common stock in connection with the

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

10. STOCKHOLDERS' EQUITY: (CONTINUED)
Company's public offering and as a result, these preferred shares have been canceled. See note on "Redeemable Preferred Stock".

    WARRANTS

    During 1994, the Company issued a warrant to purchase 23,438 shares of common stock at an initial exercise price of $9.60 per share. The warrant expires in 2001.

11. STOCK-BASED COMPENSATION PLANS

    The Company sponsors the "Schlotzsky's Employee Compensation and Stock Options Plan" (the "Plan"), which is a stock-based incentive compensation plan, as described below. The Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

    THE EMPLOYEE COMPENSATION AND STOCK OPTIONS PLAN

    Under the Plan, the Company is authorized to issue 650,000 shares of Common Stock pursuant to "Awards" granted in the form of incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to key employees of the Company.

    According to the Plan, Awards may be granted with respect to a maximum of 650,000 shares of Common Stock. In 1994, the Company granted a total of 14,844 Awards in the form of incentive stock options under the Plan. In 1995, the Company granted a total of 313,814 Awards in the form of incentive stock options under the Plan. In 1996, the Company granted a total of 82,850 Awards in the form of incentive stock options under the Plan. Under the Plan, the options granted on December 12, 1994, vest based on tenure, from the hire date to December 31, 1993. The vesting is as follows: the formula is 5% of total options per year of tenure vesting on June 6, 1994 for those with five years of tenure or more, and the remaining options vest over a five-year period, 20% per year, beginning on the first anniversary of the date of grant. All other options vest over a five-year period, 20% per year, beginning on the first anniversary of the hire date.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

11. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    A summary of the status of the Company's stock options as of December 31, 1994, 1995 and 1996 and the changes during the years ended on those dates are presented below:

                                                                       OPTIONS OUTSTANDING
                                                                   ----------------------------
                                                                              WEIGHTED AVERAGE
                                                                               EXERCISE PRICES
                                                                    SHARES        PER SHARE
                                                                   ---------  -----------------
BALANCE, JANUARY 1, 1994.........................................    350,945      $    7.33

  Granted........................................................     14,844      $    8.00
  Exercised......................................................     --             --
  Forfeited......................................................    (53,125)     $    8.00
  Expired........................................................     --             --
                                                                   ---------

BALANCE, DECEMBER 31, 1994.......................................    312,664      $    7.03
                                                                   ---------

  Granted........................................................    313,814      $   10.39
  Exercised......................................................     --             --
  Forfeited......................................................     (4,688)     $   11.20
  Expired........................................................     --             --
                                                                   ---------

BALANCE, DECEMBER 31, 1995.......................................    621,790      $    8.70
                                                                   ---------

  Granted........................................................     82,850      $   10.50
  Exercised......................................................    (29,924)     $    6.75
  Forfeited......................................................    (78,444)     $    8.05
  Expired........................................................     --             --
                                                                   ---------

BALANCE, DECEMBER 31, 1996.......................................    596,272      $    9.13
                                                                   ---------
                                                                   ---------

Exercisable at December 31, 1994.................................    166,019      $    6.59
Exercisable at December 31, 1995.................................    298,211      $    8.43
Exercisable at December 31, 1996.................................    339,981      $    8.75

Weighted-average fair value of options granted during 1995.......                 $    2.73
Weighted-average fair value of options granted during 1996.......                 $    4.96

    The fair value of each stock option granted in 1995 and 1996 when the Company was public is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 6.37%; the expected lives of the options are six years; and volatility of 37.01%. The fair value of each stock option granted before the Company became publicly traded was determined using the following assumptions: no dividend yield; risk-free rates are from 5.83% to 7.81%; and the expected lives of the options are six years. In determining the "minimum value," SFAS No. 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered because the Company was not publicly-traded when the 1995 options were granted.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

11. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1996:

                                        OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                            --------------------------------------------  --------------------------
                                NUMBER         WEIGHTED       WEIGHTED       NUMBER       WEIGHTED
                            OUTSTANDING AT      AVERAGE        AVERAGE     EXERCISABLE     AVERAGE
         RANGE OF            DECEMBER 31,      REMAINING      EXERCISE     AT DECEMBER    EXERCISE
     EXERCISE PRICES             1996        CONTRACT LIFE      PRICE       31, 1996        PRICE
--------------------------  --------------  ---------------  -----------  -------------  -----------
$5.60 to $10.00...........       335,142            3.27      $    7.36        231,194    $    7.07
$10.01 to $12.80..........       261,130            5.94          11.41        108,787        11.08
                                 -------           -----     -----------  -------------  -----------
$5.60 to $12.80...........       596,272            4.44      $    9.13        339,981    $    8.75

    PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

    During 1996 and 1995, the Company did not incur any compensation costs for the Plan under APB No. 25. Had the compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 1996 and 1995 would approximate the pro forma amounts below:

                                           DECEMBER 31, 1996           DECEMBER 31, 1995
                                       --------------------------  --------------------------
                                       AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                                       ------------  ------------  ------------  ------------
SFAS No. 123 charge, net of
  applicable income taxes of $65,414
  and $120,126 for 1996 and 1995,
  respectively.......................  $    --       $    109,959  $    --       $    188,681
APB No. 25 charge....................       --            --            --            --
Net income...........................  $  3,194,975  $  3,085,016  $  1,632,897  $  1,444,216
Net income per common share--
  primary............................  $       0.57  $       0.55  $       0.44  $       0.37
Net income per common share-- fully
  diluted............................  $       0.57  $       0.55  $       0.42  $       0.36

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its Plan. As the Company's options typically vest over five years, the full impact of the pro forma disclosure requirements will not be reflected until 2000.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

12. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during 1994, 1995 and 1996 for interest amounted to approximately $361,000, $435,000 and $313,000, net of approximately $8,500 and $250,000, capitalized in 1994 and 1995.

    Cash paid for taxes totaled approximately $668,000, $1,145,000 and $2,614,000 in 1994, 1995 and 1996, respectively.

    During 1994, the Company had the following noncash activity, in addition to transactions described in other notes:

    Notes receivable totaling approximately $1,791,000 were issued for non-refundable Area Developer, Master Licensee, and other fees.

    Note receivable for $300,000 was issued in the sale of certain restaurants resulting in a gain of $57,000.

    Mandatory redeemable preferred stock dividends totaling $280,000 at December 31, 1994 are accrued but not yet paid.

    During 1995, the Company had the following noncash activity:

    Notes receivable totaling approximately $1,800,000 were issued for nonrefundable Area Developer, Master Licensee, Territorial and other fees.

    Mandatory redeemable preferred stock, totaling approximately $7,978,000 net of issue costs was converted to common stock.

    Mandatory redeemable preferred stock dividends totaling $700,000 were converted to common stock.

    During 1996, the Company had the following noncash activity:

    Notes receivable totaling approximately $1,785,000 were issued for nonrefundable Area Developer, Master Licensee, Territorial and other fees.

13. RELATED PARTY TRANSACTIONS:

    Franchises contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF") to be used solely for the production of programs and materials for marketing and advertising. The Company charges NAMF an amount equal to certain cost allocations and salaries for administering NAMF. Advances to NAMF totaled approximately $130,000 and $87,000 at December 31, 1995 and 1996, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

    One or more principal stockholders of the Company is guarantor of the Company's notes payable and long-term debt, totaling approximately $2,078,000 and $2,983,000 at December 31, 1995 and 1996.

    A member of the Company's Board of Directors controls a corporation that is an Area Developer to which during 1994 the Company paid approximately $47,000 in connection with its share of franchise fees and royalties under an Area Developer agreement. During 1994, the Company received approximately $20,000 in royalties in connection with this agreement.

    In December 1994, the Company entered into Territorial and Master License Agreements with Master Licensees pursuant to which the Master Licensees paid the Company $47,000 in cash and $328,000 by promissory notes for the right to obtain a master license for the respective territories. The cash was paid to the Company from the proceeds of one or more loans made to the Master Licensees by Austin CBD 29,

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

13. RELATED PARTY TRANSACTIONS: (CONTINUED)
Inc. ("CBD 29"), a corporation controlled by a stockholder of the Company, or its affiliates. The promissory notes to the Company are guaranteed by the parent of CBD 29 which has the right to acquire the master licenses for the territories in the event that the Master Licensees default on the promissory notes. Further, one of these Master Licensees has the right to elect to sell its master license to CBD 29 and certain stockholders of the Company have guaranteed CBD 29's obligations under this put option.

    Also in December 1994, CBD 29 guaranteed a $70,000 promissory note from an area developer. CBD 29 has the right to acquire the area developer rights for the area in the event that the area developer defaults on the promissory note. Further, the area developer has the right to elect to sell its area developer rights to CBD 29 and certain stockholders of the Company have guaranteed CBD 29's obligations under this put option. In September 1995, the Area Developer and CBD 29 agreed to waive any further rights and obligations in connection with this put option and the related guarantee.

    In 1995, the Company entered into a Master License Agreement with Buxtehude Holdings, B.V., an organization of which a member of the Company's Board of Directors is managing director. Pursuant to the terms of the agreement, Buxtehude paid the Company $150,000 in cash and $350,000 by promissory note. The Company recorded developer revenue totaling $500,000 in 1995 in connection with this transaction.

    In 1995, the Company entered into an Area Developer Agreement pursuant to which the Area Developer paid the Company $50,000 in cash and $100,000 by promissory note. The cash was paid to the Company from one or more loans made to the Area Developer by CBD 29 or its affiliates. Further, CBD 29 or its affiliates could obtain a security interest in the rights of the Area Developer to receive a portion of the royalties paid by certain franchisees and could acquire these rights in the event of default by the Area Developer.

    Also in 1995, the Company entered into Master License Agreements pursuant to which the Master Licensees paid the Company $75,000 in cash and $190,000 by promissory note. The cash paid to the Company from one or more loans made to the Master Licensee by an organization who is a significant stockholder of the Company. In addition, one of the members of the Company's Board of Directors is the managing director of the organization providing the funding to the Master Licensee.

    Effective January 1, 1996, the majority of assets and liabilities of CBD 29 were transferred and assumed by Third & Colorado 29, L.L.C., and entity owned by two stockholders of the Company.

    In 1996, the Company entered into a Territorial Agreement pursuant to which Sino-Caribbean Development, Inc. ("Sino") paid $150,000 in cash and $600,000 by a promissory note for the right to obtain a master license for certain territories in the Pacific Rim. In addition, Sino agreed to assume a promissory note in the amount of $275,000 in exchange for territorial rights under an existing Master License Agreement. The outstanding balance on the combined notes was $875,000 at December 31, 1996. Sino is an organization of which an officer of the Company held 60% of its outstanding common stock at December 31, 1996. Subsequent to year-end, Sino made note payments of $420,000 to the Company, and in an unrelated transaction, Sino issued shares of its convertible preferred stock of which upon conversion, will effectively reduce the officer's interest in the organization to less than 40%.

    During 1996, the Company paid $300,000 to Bonner Carrington Corporation European Market ("BCCE") and agreed to serve as guarantor for additional financing not to exceed $400,000. In return, the Company received: (i) preferred stock representing 7.5% of the total outstanding shares of BCCE; (ii) an

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

13. RELATED PARTY TRANSACTIONS: (CONTINUED) option to buy additional preferred stock representing an additional 10% of the total outstanding shares of BCCE; and (iii) options to purchase BCCE and its respective territories at predetermined prices effective during the period covering December 1999 through December 2011. In a separate transaction in June 1996, the Company entered into a Master License Agreement pursuant to which BCCE paid the Company $25,000 in cash and $75,000 by promissory note.

14.  COMMITMENTS AND CONTINGENCIES:

    LEASES

    The Company leases office facilities and certain equipment for its stores. Rent expense for 1994, 1995 and 1996 consisted of approximately $139,000, $73,000 and $118,000 respectively. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996 are as follows:

YEAR ENDING DECEMBER 31
--------------------------------------------------------------------------------
1997............................................................................  $    674,419
1998............................................................................       688,788
1999............................................................................       694,288
2000............................................................................       663,117
2001............................................................................       681,503
Thereafter......................................................................     3,340,450
                                                                                  ------------
                                                                                  $  6,742,565
                                                                                  ------------
                                                                                  ------------

    WORKERS' COMPENSATION

    The Company has elected not to provide workers' compensation insurance to its employees under the Texas Workers' Compensation Act. This election is called "non-subscription." Non-subscription may result in potentially large liabilities through adverse judgements, punitive damages and multiple catastrophe claims. The measurement of these potential liabilities is complicated by the uncertainty of legal outcomes. No significant workers' compensation claims were reported during 1994, 1995 and 1996 and management does not anticipate any material losses for workers' compensation claims incurred as December 31, 1996.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

14.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    GUARANTOR ON FRANCHISE OPERATING LEASES AND DEBT OBLIGATIONS

    The Company, and in some cases certain stockholders are guarantors of certain franchisee operating leases and debt obligations with future minimum payments as follows:

YEAR ENDING DECEMBER 31,
-------------------------------------------------------------------------------
1997...........................................................................  $   4,898,891
1998...........................................................................      2,151,918
1999...........................................................................      1,184,368
2000...........................................................................        565,859
2001...........................................................................        408,676
Thereafter.....................................................................        871,470
                                                                                 -------------
                                                                                 $  10,081,182
                                                                                 -------------
                                                                                 -------------

    GUARANTOR ON FRANCHISE CREDIT FACILITY

    The Company has entered into two credit facilities which provide up to $15,000,000 and $5,000,000, under each program, in financing to Company franchisees, whose obligations under which are guaranteed by the Company. At December 31, 1996, obligations totaling approximately $2,189,000 are outstanding under these facilities. These amounts are included in the future minimum payment schedule above.

    LITIGATION

    The Company is a defendant in various lawsuits arising in the ordinary course of business. Management is of the opinion that all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the financial position, results of operations or cash flows of the Company if disposed unfavorably. The Company's federal, state and local tax assessments are periodically subject to review by regulatory agencies. Management is of the opinion that where such liabilities are estimable, they do not involve amounts, which significantly exceed existing provisions.

15.  CONCENTRATION OF CREDIT RISK:

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, notes receivable from Area Developers and Master Licensees and notes receivable from affiliates. The Company places its cash and cash equivalents with high credit quality financial institutions. At December 31, 1995 and 1996, the Company had amount on deposit in excess of the Federal Deposit Insurance Corporation limitations totaling approximately $12,259,000 and $4,713,000 respectively. The Company has not incurred losses related to these deposits and investments.

    The Company grants notes receivable to individuals and licensees who have, in the opinion of the Company, adequate reserves to repay the notes independent of the franchise rights. Although the Company has extended terms on certain of the notes receivable they have not experienced significant credit losses to date.

                                                                     SCHEDULE 11

                               SCHLOTZSKY'S, INC.

                          SUPPLEMENTAL SCHEDULES--10K

                       VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                   BALANCE
                                 BEGINNING OF     CHARGED TO COSTS     CHARGED TO                      BALANCE
DESCRIPTION                         PERIOD          AND EXPENSES    OTHER ACCOUNTS(1)  DEDUCTIONS   END OF PERIOD
----------------------------  ------------------  ----------------  -----------------  -----------  -------------
Notes Receivable Reserve:
1994........................     $   (270,000)                        $     270,000                  $         0
1995........................                0                              (155,000)                    (155,000)
1996........................         (155,000)          (187,774)                 0                     (342,774)

Deferred Interest
  Income--N/R:
1994........................          (72,437)                              (33,716)                    (106,153)
1995........................         (106,153)                               70,918                      (35,235)
1996........................          (35,235)                               35,235                            0

------------------------

(1) Reserve for notes receivable was charged directly to Developer Fee Revenue. Deferred Interest Income was charged to Interest Income.