Form 10-K/A
period 1996-12-31
SCHLOTZSKYS INC
filed 1997-04-30
CIK 1002178

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

UNIT ECONOMICS

    The Company believes that the Schlotzsky's Deli restaurant concept offers attractive unit economics. The cost to a franchisee of developing and opening a prototype Schlotzsky's Deli restaurant (this excludes restaurants like the Flagship) in leased space has recently ranged from approximately $300,000 to $600,000, including leasehold improvements, equipment, fixtures and initial working capital. During 1996, the average store revenue for Schlotzsky's Deli restaurants (excluding non-Deli restaurant format stores) that were open for the entire period was approximately $398,000, although store revenue varies significantly depending upon the type, size and location of the store. The Company believes that food and paper costs for the Schlotzsky's Deli menu items are relatively low as a percentage of gross store sales as compared to many quick service restaurant concepts. With higher gross margins, franchisees should be able to recover their cash investment and achieve profitability on relatively lower unit sales volumes.

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

(a)(3) EXHIBITS

 3.1*      --         Articles of Incorporation of the Registrant, as amended.

 3.2*      --         Bylaws of the Registrant, as amended.

 4.1*      --         Specimen stock certificate evidencing the Common Stock.

10.1*      --         Form of Unit Franchise Agreement entered into by the Registrant and franchisees.

10.2*      --         Form of Unit Development Agreement entered into by the Registrant and franchisees.

10.3*      --         Form of Area Developer Agreement entered into by the Registrant and area developers.

10.4*      --         Form of Master License Agreement entered into by the Registrant and area developers.

10.5(a)*   --         Form of Territorial Agreement entered into by the Registrant and master licensees.

10.5(b)*   --         Form of Master Development Agreement entered into by the Registrant and master licensees.

10.6*      --         Preferred Stock Repurchase Agreement, dated October 1993, among the Company, John
                        C. Wooley, Jeffrey J. Wooley, and the purchasers of Class A Preferred Stock.

10.7*      --         Preferred Stock Purchase Agreement, dated July 20, 1994, among the Registrant and the purchasers named therein.

10.8*      --         Registration Rights Agreement, dated July 20, 1994, by and between the Registrant and the shareholders named therein.

10.9*      --         Second Amended Agreement among Shareholders, dated July 20, 1994, by and among the Registrant and the Shareholders described therein.

10.10*     --         Loan/Compromise and Settlement Agreement, dated April 7, 1994, between the
                        Federal Deposit Insurance Corporation, as Receiver of Bank of the Hills,
                        Austin, Texas, and the Registrant.

10.11*     --         Promissory Note, dated May 18, 1993, of the Registrant to First State Bank,
                        Austin, Texas in the original principal amount of $381,249.99.

10.12(a)*  --         Promissory Note, dated April 15, 1993, of the Registrant to Janet P. Newberger
                        and Lester Baum, as trustees of the 1992 Newberger Family Trust, in the original principal amount of $750,000.

10.12(b)*  --         Promissory Note, dated March 31, 1994, by and between the Registrant and Janet P.
                        Newberger and Lester Baum, co-trustees of the 1992 Newberger Family Trust in the original principal amount of $750,000.00.

10.12(c)*  --         Second Modification Agreement, dated effective December 31, 1994, by and between the Registrant and Janet P. Newberger and Lester Baum, as trustees of the 1992
                        Newberger Family Trust.

10.12(d)*  --         Promissory Note, dated September 6, 1995, of the Registrant to JanMor
                        Corporation, in the original principal amount of $400,000.

10.13*     --         Promissory Note, dated February 1, 1995, of the Registrant to Liberty National
                        Bank, Austin, Texas in the original principal amount $220,000, Security
                        Agreement, dated February 1, 1995 and Guarantee, dated February 1, 1995, by and between John C. Wooley and Liberty National Bank.

10.14*     --         Real Estate Lien Note and Deed of Trust, Security Agreement and Financing
                        Statement, dated March 31, 1995, of the Registrant to Texas Bank, N.A. in the
                        original principal amount of $500,000.

10.15*     --         Promissory Note, dated April 14, 1995, between the Registrant and First State
                        Bank in the original principal amount of $2,000,000.

10.16*     --         Promissory Note and Security Agreement, dated July 15, 1993, of the Registrant to
                        R. M. Wilkin, Inc. in the original principal amount of $450,000.

10.17*     --         Commitment Letter, dated July 7, 1995, by and between AT&T Commercial Finance
                        Corporation and the Registrant in an amount not to exceed $1,100,000.

10.18*     --         Term Sheet, dated July 19, 1995 by and between BeneVent-Noro and the Registrant.

10.19*     --         Promissory Note, dated December 1, 1994, by and between Bee Cave/Westbank, Ltd.
                        and Liberty National Bank in the original principal amount of $1,150,000.

10.20*     --         Loan Commitment, dated July 18, 1995, by and between Manns Capital Corporation and Bee Cave/Westbank, Ltd., and Letter Amendment to Permanent Loan Commitment,
                        dated July 28, 1995.

10.21*     --         Promissory Note, dated August 18, 1995, by and between the Registrant and First
                        State Bank in the original principal amount of $850,000.

10.22*     --         Operating Lease for 218 South Lamar, dated May 27, 1994, by and between William
                        C. Pfluger, et al. and Schlotzsky's Restaurants, Inc.

10.23*     --         Lease Agreement, September 8, 1995, by and between the Registrant and Austin CBD
                        29, Inc.

10.24*     --         Deed of Trust and Real Estate Lien Note, dated December 31, 1993, by and between
                        Schlotzsky's Real Estate, Inc. and Austin CBD Block 29, Ltd.

10.25(a)*  --         Franchise Financing Program Procedures for Qualified Franchisees, dated April 15,
                        1994, by and between Captec Financial Group, Inc. and the Registrant.

10.25(b)*  --         Ultimate Net Loss Agreement, dated April 15, 1994, by and between the Registrant and Captec Financial Group, Inc.

10.25(c)*  --         Amendment to Ultimate Net Loss Agreement, dated March 30, 1995.

10.26(a)*  --         Franchise finance letter of understanding, dated February 21, 1994, by and between Stephens Franchisee Finance and the Registrant.

10.26(b)*  --         Franchisee Financing Agreement, dated September 1, 1994, between the Registrant and Stephens Diversified Leasing, Inc.

10.27*     --         Agreement, dated July 1, 1994, by and among Thomas Development Corporation,
                        Micardo, Inc. and the Registrant.

10.28*     --         Earnest Money Contract, dated May 20, 1994, among Schlotzsky's Real Estate, Inc.,
                        William C. Pfluger, et al., Schlotzsky's Restaurants, Inc., the Registrant and
                        John C. Wooley.

10.29*     --         Unsecured Promissory Note, dated June 29, 1993, from John C. Wooley payable to the Registrant in the original principal amount of $280,000.

10.30*     --         Unsecured Promissory Note, dated June 29, 1993, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $150,000.

10.31*     --         Unsecured Promissory Note, dated January 1, 1993, from John C. Wooley payable to the Registrant in the original principal amount of $319,712.45.

10.32*     --         Unsecured Promissory Note, dated January 1, 1993, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $76,540.93.

10.33*     --         Unsecured Promissory Note, dated February 6, 1995, from John C. Wooley payable to the Registrant in the original principal amount of $131,000.

10.34*     --         Unsecured Promissory Note, dated February 6, 1995, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $6,000.

10.35**    --         Schlotzsky's, Inc. 1993 Third Amended and Restated Stock Option Plan of the
                        Registrant (filed herewith).

10.36(a)*  --         Employment Agreement, dated January 1, 1994, by and between the Registrant and
                        John C. Wooley.

10.36(b)*  --         Employment Agreement, dated January 1, 1994, by and between the Registrant and
                        Jeffrey J. Wooley.

10.36(c)*  --         Employment Agreement, dated January 1, 1994, by and between the Registrant and
                        Kelly R. Arnold.

10.36(d)*  --         Employment Agreement, dated January 1, 1994, by and between the Registrant and
                        Karl D. Martin.

10.37(a)*  --         Indemnity Agreement, dated June 30, 1993, by and between the Registrant and John
                        C. Wooley.

10.37(b)*  --         Indemnity Agreement, dated June 30, 1993, by and between the Registrant and
                        Jeffrey J. Wooley.

10.38*     --         Form of Indemnification Agreement for Directors and Officers of the Registrant.

10.39*     --         Schlotzsky's 1995 Nonemployee Directors Stock Option Plan, and form of Stock
                        Option Agreement.

10.40*     --         Warrant Certificate, dated March 31, 1994, of the Registrant to William C.
                        Pfluger for 75,000 warrants.

10.41*     --         Confidentiality Agreement, dated December 8, 1989, by and between Bunge Foods
                        Corporation and Schlotzsky's Franchising Limited Partnership.

10.42*     --         Real Estate Lien Note, dated December 31, 1993, from CBD Block 29, Ltd. to
                        Schlotzsky's Real Estate, Inc. in the original principal amount of $302,209.12.

10.43*     --         Promissory Note, dated October 4, 1995, from the Registrant to First State Bank,
                        Austin, Texas in the original principal amount of $576,000.

10.44*     --         Promissory Note, dated October 25, 1995, from the Registrant to United Bank &
                        Trust in the original principal amount of $500,000.

10.45*     --         Promissory Note, dated November 1995, from Registrant and Schlotzsky's
                        Restaurants, Inc. to AT&T Commercial Finance Corporation in the original principal amount of $1,100,000.

10.46*     --         Promissory Note, dated November 17, 1995, from Registrant to Comerica Bank--Texas in the original principal amount of $245,000.

11.1**     --         Statement Regarding Computation of Per Share Earnings.

21.1*      --         List of subsidiaries of the Registrant.

23.1**     --         Consent of Independent Accountants.

25.1*      --         Power of Attorney (contained on the signature page of this Registration
                        Statement).

27**       --         Financial Data Schedule

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

**  Previously filed.

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

                                SCHLOTZSKY'S, INC.

                                By:              /s/ JOHN C. WOOLEY
                                     -----------------------------------------
                                                  John C. Wooley,
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

                                Date: April 22, 1997

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