Form 10-Q
period 1997-03-31
SCHLOTZSKYS INC
filed 1997-05-13
CIK 1002178

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

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

                 YES |X|                             NO |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Shares Outstanding at May 1, 1997
        Common Stock, no par value                     5,548,672

================================================================================

                                      INDEX

PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets --
          March 31, 1997 and December 31, 1996                              2

          Condensed Consolidated Statements of
          Income -- Three Months Ended
          March 31, 1997 and March 31, 1996                                 3

          Condensed Consolidated Statements of
          Stockholders' Equity -- Three Months Ended
          March 31, 1997 and the year ended December 31, 1996               4

          Condensed Consolidated Statements of
          Cash Flows -- Three Months Ended
          March 31, 1997 and March 31, 1996                                 5

          Notes to Condensed Consolidated
          Financial Statements                                              6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                11

Item 2.   Changes in Securities                                            11

Item 3.   Defaults Upon Senior Securities                                  11

Item 4.   Submission of Matters to a Vote of Security Holders              11

Item 5.   Other Information                                                11

Item 6.   Exhibits and Reports on Form 8-K                                 11

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,  December 31,
                                                            1997        1996
                                                        (Unaudited)
                                                        -----------  -----------
Assets
Current assets:
  Cash and cash equivalents                             $ 6,641,889  $ 5,638,958
  Restricted certificates of deposit                         18,000       18,000
  Royalties receivable                                      741,202      580,470
  Other receivables                                       1,699,982    1,573,483
  Notes receivable, current portion                       1,252,427      557,332
  Notes receivable - affiliates, current portion            175,000      595,000
  Real estate development, current portion                5,879,549    8,458,301
  Prepaid expenses & other assets                           388,937      247,762
                                                        -----------  -----------
Total current assets                                     16,796,986   17,669,306

Other assets:
  Property, equipment & leasehold improvements, net       5,909,165    5,440,882
  Real estate development, less current portion           2,642,773    2,642,773
  Notes receivable, less current portion                  2,656,502    2,656,502
  Notes receivable - affiliates, less current portion     2,044,299    2,180,456
  Investments and advances                                1,275,150    1,265,862
  Deferred federal income tax asset                         623,163      607,448
  Intangible assets, net                                  9,080,106    8,515,883
                                                        -----------  -----------
Total Assets                                            $41,028,144  $40,979,112
                                                        ===========  ===========

Liabilities and Stockholder's Equity
Current liabilities:
  Current maturities of long-term debt                  $   370,800  $   482,205
  Accounts payable                                          332,264    1,540,527
  Accrued liabilities                                     1,938,467    1,851,257
  Federal income tax payable                                476,994         --
                                                        -----------  -----------
Total current liabilities                                 3,118,525    3,873,989

Other liabilities:
  Deferred revenue, net                                   1,385,325    1,663,765
  Long-term debt, less current portion                    3,283,698    3,129,337
                                                        -----------  -----------
Total Liabilities                                         7,787,548    8,667,091

Stockholders' Equity
  Common stock, no par value, 30,000,000 shares
    authorized, 5,544,922 and 5,539,922 issued
    and outstanding at and March 31, 1997 and
    December 31, 1996                                        44,307       44,257
  Additional paid in capital                             26,533,115   26,493,165
  Retained earnings                                       6,663,174    5,774,599
                                                        -----------  -----------
  Total Stockholders' Equity                             33,240,596   32,312,021
                                                        -----------  -----------
  Total Liabilities and Stockholders' Equity            $41,028,144  $40,979,112
                                                        ===========  ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                         March 31,    March 31,
                                                           1997         1996
                                                        ----------   ----------
 Revenues
     Royalties                                          $3,277,560   $2,245,677
     Franchise fees                                        352,500      347,500
     Developer fees                                              0      595,000
     Restaurant sales                                    1,323,650      566,268
     Brand Contribution                                    534,646      121,842
     Turn-key Development                                  685,490       39,494
     Other fees and revenue                                160,705      201,090
                                                        ----------   ----------
           Total revenues                                6,334,551    4,116,871

Expenses
     Service Costs:
       Royalties                                         1,202,722      746,735
       Franchise fees                                      180,000      199,000
     Restaurant operations:
       Cost of sales                                       397,729      210,007
       Labor cost                                          529,567      271,508
       Operating Expenses                                  398,728      117,676
     General & Administrative                            2,010,205    1,519,645
     Depreciation and amortization                         249,740      196,886
                                                        ----------   ----------
           Total expenses                                4,968,691    3,261,457
                                                        ----------   ----------

Income from Operations                                   1,365,860      855,414

Other
     Interest income, net                                   58,399      153,977
                                                        ----------   ----------

     Income before income taxes                          1,424,259    1,009,391

     Provision for federal and state income taxes          535,684      380,291
                                                        ----------   ----------

     Net Income                                         $  888,575   $  629,100
                                                        ==========   ==========

Income per common share - primary:
     Income per common share                            $      .16   $      .11
                                                        ==========   ==========
     Weighted average shares outstanding                 5,667,640    5,629,828
                                                        ==========   ==========

Income per common share - fully diluted:
     Income per common share                            $      .16   $      .11
                                                        ==========   ==========
     Weighted average shares outstanding                 5,667,640    5,640,474
                                                        ==========   ==========


                   The accompanying notes are an integral part of the consolidated financial statements.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                  Common Stock
                             ----------------------    Additional                  Total
                                Shares                   Paid-In      Retained Stockholders'
                             Outstanding     Amount      Capital      Earnings     Equity
                              ---------    ----------  -----------  ----------- -----------
Balance, January 1, 1996      5,509,998    $   43,958  $26,238,964  $ 2,691,443 $28,974,365
Options exercised                29,924           299      254,201     (111,819)    142,681
Net income                                                            3,194,975   3,194,975
                              ---------    ----------  -----------  ----------- -----------
Balance, December 31, 1996    5,539,922        44,257   26,493,165    5,774,599  32,312,021
Options exercised                 5,000            50       39,950                   40,000
Net income                                                              888,575     888,575
                              ---------    ----------  -----------  ----------- -----------
Balance, March 31, 1997       5,544,922    $   44,307  $26,533,115  $ 6,663,174 $33,240,596
                              =========    ==========  ===========  =========== ===========

                   The accompanying notes are an integral part of the consolidated financial statements.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              THREE MONTHS ENDED
                                                            MARCH 31,   MARCH 31,
                                                              1997        1996
                                                          ------------ ------------
Cash flows provided from operating activities             $    168,365  $   72,798
Cash flows provided from/(used for) investing activities
  Purchase of real estate held for sale                     (3,850,962) (2,225,058)
  Proceeds from sale of real estate                          6,625,392     258,053
  Issuance of notes receivable                                (535,824)   (334,903)
  Acquisition of intangibles                                  (653,209)    (17,332)
  Other                                                       (833,694)   (126,642)
                                                          ------------ -----------
Net cash provided from/(used for) investing activity           751,703  (2,445,882)
Cash flows provided from/(used for) financing activities
  Proceeds from issuance of long term debt                     154,361          -0-
  Principal payments on long term debt                        (111,498)   (790,962)
  Proceeds from exercises of options                            40,000          -0-
  Other                                                            -0-          -0-
                                                          ------------ ------------
Net cash provided from/(used for) financing activities          82,863    (790,962)
                                                          ------------ ------------
Net increase/(decrease) in cash and cash equivalents         1,002,931  (3,164,046)
Cash and cash equivalents at beginning of period             5,638,958  12,344,682
                                                          ------------ ------------
Cash and cash equivalents at end of period                $  6,641,889  $9,180,636
                                                          ============ ============

                   The accompanying notes are an integral part of the consolidated financial statements.

                       Schlotzsky's, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
March 31, 1997
Note 1. -- Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10 K/A for the year ended December 31, 1996.

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

Note 3. -- Financing Arrangements

In February 1997, the Company secured a line of credit of up to $5 million to provide financing for the Turnkey Program. As of March 31, 1997, the Company had not drawn against this line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Three months ended March 31, 1997, compared to three months ended March 31, 1996

     Revenues. Total revenues increased 53.9% from $4,117,000 to $6,335,000.

     Royalties increased 45.9% from $2,246,000 to $3,278,000. This increase was due to the opening of 109 restaurants during the period from April 1, 1996, to March 31, 1997. Also contributing to the increase was the growing influence of larger freestanding units with higher visibility, an 18.5% increase in average weekly sales, and a 3.0% increase in same store sales.

     Franchise fees increased 1.4% from $348,000 to $353,000. This increase was the result of a net one additional unit opening and a higher average franchise fee for openings during the three-month period ended March 31, 1997, as compared to the same three-month period in 1996.

     There were no developer fees in the quarter just ended as compared to $595,000 for the same period in 1996. This decrease is due to there being no sale of development rights during the three-month period ended March 31, 1997. Most developer territories have now been sold, and any further sales will likely be the result of remarketing existing territories.

     Restaurant sales increased 133.7% from $566,000 to $1,324,000. The increase was due to a 37% increase in the sales level of the Company's Flagship store compared to the same time period in 1996 and the continued operation of four additional company-owned units (three of which were acquired from franchisees after the first quarter of 1996), compared to 1996. It is the Company's intention to re-market the units acquired from franchisees once their operations and profitability have improved. Management has not established a timeframe to re-market these restaurants.

     Private label licensing fees increased 338.8% from $122,000 to $535,000. The increase was the result of new contractual terms with certain major suppliers than those terms in place in the prior year, as well as the continued growth of system sales volumes.

     Turnkey development revenue increased from $39,000 to $685,000. Revenue in the current quarter included $177,000 of rental revenue for twelve sites completed and under lease. Of the completed projects, seven sites were sold during the first quarter of 1997 and the gain on these sales comprises the remainder of turnkey revenue.

     Other fees and revenues decreased 20.1% from $201,000 to $161,000. This change was primarily due to the timing of recognition of contributions to the Company's annual convention to be held during the second quarter.

     The following table compares system performance for the three-months ended March 31, 1997 and March 31, 1996. The information reflects the growth of the franchise system, which has been principally responsible for the increased revenue as discussed above.

           System Performance                      Three Months Ended
                                                  March 31,   March 31,
                                                    1997         1996
                                                  ---------   ---------
           Units Opened
             Domestic
               Freestanding                            22           14
               End Cap                                  4            7
               Other                                    2            4
                                                  -------      -------
                 Total Domestic Openings               28           25
             International                              1            3
                                                  -------      -------
                 Total Openings                        29           28
           Units Closed                                 8            6
                                                  -------      -------
                 Net Unit Growth                       21           22
                                                  =======      =======
           Sales:
           System Wide Sales (in thousands)       $60,968      $41,444
           Average Weekly Sales                   $ 8,262      $ 6,971
           Change in Average Weekly Sales            18.5%        11.9%
           Stores in Operation                        594          485
           Change in Same Store Sales                 3.0%         2.3%

     Costs and Expenses. Royalty service costs increased 61.1% from $747,000 to $1,203,000. This increase was a direct result of the increase in royalty revenue for the three-months ended March 31, 1997, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 33.3% to 36.7%. This increase reflects the growing number of restaurants serviced by the area developer system.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased from $210,000 to $398,000, but as a percentage of restaurant sales decreased from 37.1% to 30.0%. Restaurant labor costs increased from $272,000 to $530,000, but as a percentage of restaurant sales decreased from 47.9% to 40.0% for the same quarter in 1996. These percentage decreases were primarily due to the improving operational efficencies obtained in the continued operation of the Company's Flagship restaurant. Restaurant operating expenses have increased from $118,000 to $399,000, and as a percentage of restaurant sales increased from 20.8% to 30.1% for the three months ended March 31, 1997, as compared to the same three-month period in 1996. The increase in operating expenses is due to the additional facility costs for the additional units the Company operates.

     General and administrative expenses grew from $1,520,000 to $2,010,000 representing a 32.3% increase. The change is principally the result of adding personnel at the corporate office and the charge-off of real estate costs of certain Turnkey sites which management has determined are no longer desirable locations for development.

     Depreciation and amortization increased from $197,000 to $250,000, but as a percentage of total revenues decreased from 4.8% to 3.9%. The dollar increase was principally due to amortization of goodwill and other intangibles acquired in 1996 and depreciation related to the additional company-owned restaurants.

     Other. Net interest income decreased 62.1% from $154,000 to $58,000. This decrease was a result of the reduced level of excess funds having been invested during the period as such funds were committed to the Turnkey program.

     Income Tax Expense. Income tax expense reflects a combined federal and state effective tax rate of 37.6% for the three-months ended March 31, 1997, which is consistent with the effective combined tax rate for the comparable period in 1996. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be between 37% and 38% for 1997.

Liquidity and Capital Resources

     The Company's financial position remained strong in 1996 as a continuing result of its initial public offering in December 1995. Proceeds from the offering funded the operations of the Turnkey Program and allowed proceeds from operations and from the Turnkey program to be invested in money market accounts.

     The Company's financial position improved significantly as the result of its initial public offering of Common Stock on December 15, 1995. The Company sold 1,850,000 shares of the total 2,250,000 shares offered to the public at a per share price of $11. After expenses associated with the offering, the Company generated cash proceeds of $17,594,000. The Company applied $6,027,000 of the cash proceeds to retire outstanding obligations and $6,500,000 has been used to fund operations of the Turnkey Program. The remaining proceeds have been invested primarily in operations and the Turnkey program.

     The Company generated cash flow from the sale of completed turnkey sites of over $6,625,000 while investing cash of $3,851,000 to continue the development of other sites during the first quarter of 1997. In contrast, during this period in 1996, cash generated from the sale of real estate was only $258,000 while $2,225,000 of cash was invested in turnkey development. Other significant uses of cash during the quarter were $653,000 of lease acquisition costs for a future company-owned restaurant and $833,000 of capital expenditures for the corporate office and the completion of a company-owned restaurant.

     Bee Cave/Westbank, Ltd., a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits, obtained an interim loan of $1,150,000 from a bank in December 1994 to finance the construction of a retail shopping center. The Company is liable for the full amount of this loan. The loan, which had an outstanding balance of $1,133,000 on March 31, 1997, was renewed in April 1996 at a rate of prime plus 1.25% and matures April 2001. Monthly payments are being made by the partnership.

     The Company believes that cash flow from operations, cash reserves, collections from notes receivable and borrowings under existing credit facilities described above, will be sufficient to meet the Company's anticipated cash needs through the end of 1997. Thereafter, the Company believes that new store openings will result in increasing cash flow from operations which, together with borrowings under credit facilities, should be sufficient to meet the Company's anticipated cash needs, although there can be no assurance in this regard. Substantially all of the Company's royalties have been pledged to secure Company debt in the past. However, the proceeds of its offering were used to repay most of these obligations. Accordingly, these assets are available to secure future financing. The Company guarantees certain leases of its franchisees for limited periods of time, which may affect its ability to obtain financing in the future. To the extent that credit facilities and cash flow from operations are insufficient to finance the Company's future expansion plans, the Company intends to seek additional funds for this purpose from future debt financing or additional offerings of equity securities, although there can be no assurance of the availability of such funds on acceptable terms in the future.

Real Estate Development

Under the Turnkey Program, the Company works with an area developer to identify superior store sites within a territory. The Company will purchase or lease a selected site, design and construct a Schlotzsky's Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company then sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. The Company charges the franchisee approximately $20,000 per site for managing the construction of the store. This construction management fee is recognized when the store is opened. The Company believes that the Turnkey Program enhances the ability of area developers to recruit qualified franchisees by developing high profile restaurant sites and achieving critical mass for advertising purposes more quickly in selected markets.

At the end of 1996, 22 properties were under various stages of development and seven were under lease generating rental income. Of these sites, 16 were completed, seven sold, three written-off, one opened as a company-owned restaurant (see "Results of Operations"), and at March 31, 1997 five were under lease generating rental income. Twenty-eight properties were under various stages of development as of the end of the period.

A summary of turnkey sites for the three months ended March 31, 1997 is as follows:

                                                                    Invested at    Estimates to
                                                 Number of Units   March 31,1997     Complete
                                                 ---------------   -------------     --------
           Open and Sold                               7                 N/A             N/A
           Open (receiving rent and royalties)         5             $ 3,053,900         N/A
           Under Construction                          8               3,767,000       3,284,400
           Pre-acquisition                            20                 109,300      15,138,000
           Other                                       5               1,592,100            --
                                                      --             -----------     -----------
             Total                                    45             $ 8,522,300     $18,422,400
                                                      ==             ===========     ===========

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

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such statements may include, but not be limited to, projections of revenues, income, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management assumptions and are subject to risks and uncertainties, along with factors set forth in the Company's Annual Report on Form 10-K/A in "Business" pages 1-13.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

     a. Exhibits

        Exhibit
          No.
        -------

          11.1   Statement regarding computation of per share earnings

          27     Financial Data Schedule

     b. Current Reports on Form 8-K: None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SCHLOTZSKY'S, INC.



                                       By:  /s/ John C. Wooley
                                           -------------------------------------
                                            John C. Wooley, President
                                            Chief Executive Officer



                                       By:  /s/ Monica Gill
                                           -------------------------------------
                                            Monica Gill, Controller
                                            Chief Accounting Officer


Austin, Texas
May 9, 1997