Form 10-Q
period 1997-06-30
SCHLOTZSKYS INC
filed 1997-08-13
CIK 1002178

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


               For the quarterly period ended June 30, 1997


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

               YES    X                       NO
                   ------                        ------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class              Shares Outstanding at August 1, 1997
       Common Stock, no par value               5,548,672

-------------------------------------------------------------------------------

                                 INDEX



PART I.        FINANCIAL INFORMATION                               Page No.
                                                                   --------

Item 1.        Consolidated Financial Statements

               Condensed Consolidated Balance Sheets --
               June 30, 1997 and December 31, 1996                    2

               Condensed Consolidated Statements of
               Income -- Three and Six Months Ended
               June 30, 1997 and June 30, 1996                        3

               Condensed Consolidated Statements of
               Stockholders' Equity -- Six Months Ended
               June 30, 1997 and the year ended December 31, 1996     4

               Condensed Consolidated Statements of
               Cash Flows -- Six Months Ended
               June 30, 1997 and June 30, 1996                         5

               Notes to Condensed Consolidated
               Financial Statements                                    6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations           7

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                       13

Item 2.        Changes in Securities                                   13

Item 3.        Defaults Upon Senior Securities                         13

Item 4.        Submission of Matters to a Vote of Security Holders     13

Item 5.        Other Information                                       13

Item 6.        Exhibits and Reports on Form 8-K                        14


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             JUNE 30,           DECEMBER 31,
                                                               1997                 1996
                                                           (UNAUDITED)
                                                           -----------          ------------
Assets
Current assets:
     Cash and cash equivalents                              $ 7,601,588          $ 5,638,958
     Restricted certificates of deposit                          18,000               18,000
     Royalties receivable                                       801,363              580,470
     Other receivables                                        2,374,683            1,573,483
     Notes receivable, current portion                          991,806              557,332
     Notes receivable - affiliates, current portion             183,130              595,000
     Real estate development, current portion                 2,421,093            8,458,301
     Prepaid expenses & other assets                            468,042              247,762
                                                            -----------          -----------
Total current assets                                         14,859,705           17,669,306

Other assets:
     Property, equipment & leasehold improvements, net        7,463,004            5,440,882
     Real estate development, less current portion            2,642,773            2,642,773
     Notes receivable, less current portion                   2,694,581            2,656,502
     Notes receivable - affiliates, less current portion      2,044,299            2,180,456
     Investments and advances                                 1,471,246            1,265,862
     Deferred federal income tax asset                          582,023              607,448
     Intangible assets, net                                  10,493,713            8,515,883
                                                            -----------          -----------
     Total Assets                                           $42,251,344          $40,979,112
                                                            -----------          -----------
                                                            -----------          -----------
Liabilities and Stockholder's Equity
Current liabilities:
     Current maturities of long-term debt                      $193,048          $   482,205
     Accounts payable                                           334,955            1,540,527
     Accrued liabilities                                      2,261,190            1,851,257
     Federal income tax payable                                 127,767                --
                                                            -----------          -----------
Total current liabilities                                     2,916,960            3,873,989

Other liabilities:
     Deferred revenue, net                                    1,216,075            1,663,765
     Long-term debt, less current portion                     3,645,659            3,129,337
                                                            -----------          -----------
     Total Liabilities                                        7,778,694            8,667,091

Stockholders' Equity
     Common stock, no par value, 30,000,000 shares
       authorized, 5,548,672 and 5,539,922 issued and
       outstanding at June 30, 1997 and December 31, 1996        44,345               44,257
     Additional paid in capital                              26,563,078           26,493,165
     Retained earnings                                        7,865,227            5,774,599
                                                            -----------          -----------
     Total Stockholders' Equity                              34,472,650           32,312,021
                                                            -----------          -----------
     Total Liabilities and Stockholders' Equity             $42,251,344          $40,979,112
                                                            -----------          -----------
                                                            -----------          -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                         STATEMENTS.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)


                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,    JUNE 30,      JUNE 30,       JUNE 30,
                                                    1997        1996          1997           1996
                                                  --------    --------      --------       --------
Revenues
     Royalties                                  $3,605,747   $2,674,835    $ 6,883,307    $4,920,512
     Franchise fees                                240,000      475,000        592,500       822,500
     Developer fees                                125,000      415,750        125,000     1,010,750
     Restaurant sales                            1,438,639      809,677      2,762,290     1,375,945
     Brand Contribution                            807,177      237,955      1,341,823       359,797
     Turnkey Development                           762,278       80,297      1,447,768       119,791
     Other fees and revenue                        361,674      277,130        522,379       478,218
                                                ----------   ----------    -----------    ----------
        Total revenues                           7,340,515    4,970,644     13,675,067     9,087,513

Expenses
     Service Costs:
        Royalties                                1,305,235      926,430      2,507,957     1,673,165
        Franchise fees                             132,500      249,250        312,500       448,250
     Restaurant Operations:
        Cost of sales                              443,146      251,599        840,875       461,606
        Labor cost                                 558,814      335,389      1,088,381       606,897
        Operating expenses                         451,815      222,017        850,543       339,693
     General and administrative                  2,419,146    1,762,897      4,429,352     3,282,541
     Depreciation and amortization                 264,200      197,024        513,940       393,909
                                                ----------   ----------    -----------    ----------
           Total expenses                        5,574,856    3,944,606     10,543,548     7,206,061
                                                ----------   ----------    -----------    ----------

Income from operations                           1,765,659    1,026,038      3,131,519     1,881,452

Other
     Interest income, net                          137,118      116,911        195,517       270,888
                                                ----------   ----------    -----------    ----------
     Income before income taxes                  1,902,777    1,142,949      3,327,036     2,152,340

     Provision for federal and state income taxes  740,963      428,606      1,276,646       808,897
                                                ----------   ----------    -----------    ----------
     Net Income                                 $1,161,814   $  714,343     $2,050,390    $1,343,443
                                                ----------   ----------    -----------    ----------
                                                ----------   ----------    -----------    ----------
Income per common share - primary:
     Income per common share                    $      .20   $      .13     $      .36    $      .24
                                                ----------   ----------    -----------    ----------
                                                ----------   ----------    -----------    ----------
     Weighted average shares outstanding         5,723,499    5,674,357      5,700,591     5,669,226
                                                ----------   ----------    -----------    ----------
                                                ----------   ----------    -----------    ----------
Income per common share - fully diluted:
     Income per common share                    $      .20   $      .13     $      .36     $     .24
                                                ----------   ----------    -----------    ----------
                                                ----------   ----------    -----------    ----------
     Weighted average shares outstanding         5,723,499    5,674,357      5,700,591     5,679,872
                                                ----------   ----------    -----------    ----------
                                                ----------   ----------    -----------    ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                            STATEMENTS.

                    SCHLOTZSKY'S, INC. AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (UNAUDITED)




                                              Common Stock
                                     -------------------------         Additional                         Total
                                        Shares                          Paid-In         Retained       Stockholders'
                                     Outstanding        Amount          Capital         Earnings          Equity
                                     -----------        ------          -------         --------       -------------
Balance, January 1, 1996              5,509,998        $43,958         $26,238,964     $2,691,443       $28,974,365
Options exercised                        29,924            299             254,201       (111,819)          142,681
Net income                                                                              3,194,975         3,194,975
                                      ---------        -------         -----------     -----------      -----------
Balance, December 31, 1996            5,539,922         44,257          26,493,165      5,774,599        32,312,021
Options exercised                         8,750             88              69,913         40,238           110,239
Net income                                                                              2,050,390         2,050,390
                                      ---------        -------         -----------     -----------      -----------
Balance, June 30, 1997                5,548,672        $44,345         $26,563,078     $7,865,227       $34,472,650
                                      ---------        -------         -----------     -----------      -----------
                                      ---------        -------         -----------     -----------      -----------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                         STATEMENTS.

                   SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                      JUNE 30,                 JUNE 30,
                                                                        1997                     1996
                                                                      --------                 --------
Cash flows from operating activities                                $  659,357                $  240,373

Cash flows from/(used for) investing activities
   Purchase of real estate held for sale                            (8,293,914)               (5,759,579)
   Proceeds from sale of real estate                                14,275,761                 2,512,672
   Issuance of notes receivable (less collections)                    (342,853)                 (525,409)
   Acquisition of intangibles                                       (2,173,570)               (1,118,628)
   Purchase of property, equipment and leasehold improvements       (2,275,200)                 (404,775)
   Other                                                              (224,354)                  408,586
                                                                    -----------               -----------

Net cash from/(used for) investing activity                            965,870                (4,887,133)

Cash flows from/(used for) financing activities:
   Proceeds from issuance of long term debt                            679,361                   169,043
   Principal payments on long term debt                               (452,196)                 (819,342)
   Proceeds from exercises of options                                  110,238                    59,376
                                                                    -----------               -----------
Net cash provided by/(used for) financing activities                   337,403                  (590,923)
                                                                    -----------               -----------
Net increase/(decrease) in cash and cash equivalents                 1,962,630                (5,237,683)

Cash and cash equivalents at beginning of period                     5,638,958                12,344,682
                                                                    -----------               -----------
Cash and cash equivalents at end of period                          $7,601,588                $7,106,999
                                                                    -----------               -----------
                                                                    -----------               -----------

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                              STATEMENTS.

                               SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


June 30, 1997

NOTE 1. -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1996.

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

RECENT PRONOUNCEMENTS

In June, 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

NOTE 3. -- FINANCING ARRANGEMENTS

In February 1997, the Company secured a line of credit of up to $5 million to provide financing for the Turnkey Program. As of June 30, 1997, the Company had not drawn against this line of credit.

In June 1997, the Company secured two lines of credit from a financial institution. One line, in the amount of $3 million, will be used to retire approximately $1.5 million of existing debt. The balance will be used to fund various capital expenditures budgeted to occur in 1997. The other line of credit will provide up to $12 million of financing for the Company's Turnkey program. As of June 30, 1997, neither of the new lines had been drawn upon.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

     REVENUES.  Total revenues increased 47.7% from $4,971,000 to $7,341,000.

     Royalties increased 34.8% from $2,675,000 to $3,606,000. This increase was due to the addition of 124 restaurants opened during the period from July 1, 1996, to June 30, 1997. Also driving the increase was the growing influence of larger freestanding units with higher visibility, a 9.8% increase in average weekly sales and a 3.5% increase in same store sales.

     Franchise fees decreased 49.5% from $475,000 to $240,000. This decrease was a result of 12 fewer domestic openings during the three-month period ended June 30, 1997, as compared to the three months ended June 30, 1996. Fewer openings in the current quarter are the result of merely the timing of completed stores being opened and the result of the Company's increasing emphasis on superior site selection for larger freestanding restaurants with higher visability.

     Developer fees decreased 69.9% from $416,000 to $125,000. This decrease was primarily due to the sale of the rights to one domestic development area and one international market in the period ended June 30, 1997, as compared to two domestic development areas and two international markets in the three months ended June 30, 1996.

     Restaurant sales increased 77.7% from $810,000 to $1,439,000. This increase was attributable to a 23% increase in sales volume of the Company's Flagship restaurant and the continued operation of two additional Company-owned stores compared to those in operation for the same period last year. It is the Company's intention to re-market the units acquired from franchisees once their operations and profitablity have improved. Management has not established a timeframe to re-market these restaurants.

     Private label licensing fees increased 239.2% from $238,000 to $807,000. The increase was the result of more favorable terms with certain major suppliers compared to the terms in place in the prior year, the increasing volume of system sales and greater franchisee participation in the Company's purchasing programs.

     Turnkey development revenue increased from $80,000 to $762,000. Revenue in the current quarter included $76,000 of rental revenue for ten sites completed and under lease. Eight of the ten completed sites were sold during the second quarter of 1997 and the gain on these sales comprises the balance of turnkey revenue generated this quarter.

     Other fees and revenues increased 30.5% from $277,000 to $362,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in July 1997.

     The following table reflects a comparison of system performance for the three months ended June 30, 1997 and June 30, 1996. The information reflects the growth of the franchise system, which has been principally responsible for the increased revenue as discussed above.


         SYSTEM PERFORMANCE                        THREE MONTHS ENDED
                                               JUNE 30,          JUNE 30,
                                                 1997              1996
                                               --------          --------
         Units Opened
             Domestic
                 Freestanding                     14                18
                 End Cap                           3                 9
                 Other                             2                 4
                                               --------          ---------
                     Total Domestic Openings      19                31
             International                         2                 2
                                               --------          ---------
                     Total Openings               21                33
         Units Closed                              3                 2
                                               --------          ---------
                     Net Unit Growth              18                31
                                               --------          ---------
                                               --------          ---------
         Sales:
         System-wide Sales (in thousands)      $66,951            $49,948
         Average Weekly Sales                  $ 8,756            $ 7,973
         Change in Average Weekly Sales           9.8%              14.6%
         Stores in Operation                       612                516
         Change in Same Store Sales               3.5%               4.6%


     COSTS AND EXPENSES. Royalty service costs increased 40.9% from $926,000 to $1,305,000. This increase was a direct result of the increase in royalty revenue for the three months ended June 30, 1997, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 34.6% to 36.2%. This increase reflects the growing percentage of restaurants serviced by the area developer system.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased from $252,000 to $443,000, but as a percentage of restaurant sales decreased from 31.1% to 30.8%. Likewise, restaurant labor costs increased from $335,000 to $559,000, but as a percentage of restaurant sales decreased from 41.4% to 38.8% for the same quarter in 1996. These percentage decreases were primarily due to the improving operational efficencies attained in the various Company-owned restaurants. Restaurant operating expenses have increased from $222,000 to $452,000, and as a percentage of restaurant sales increased from 27.4% to 31.4% for the three months ended June 30, 1997, as compared to the corresponding period in 1996. The increase in operating expenses is due to the additional facility costs for the additional units the Company operates.

     General and administrative expenses grew from $1,763,000 to $2,419,000 representing a 37.2% increase, but as a percentage of total revenues decreased from 35.5% to 33.0%. The dollar increase is principally the result of additional personnel at the corporate office and the expensing of real estate costs of certain Turnkey sites which management has determined are no longer desirable locations for development.

     Depreciation and amortization increased from $197,000 to $264,000, but as a percentage of total revenues decreased from 4.0% to 3.6%. The dollar increase was principally due to amortization of goodwill and other intangibles acquired in late 1996 and depreciation related to the May opening of an additional company-owned restaurant.

     OTHER. Net interest income increased 17.3% from $117,000 to $137,000. This increase was a result of the higher level of funds invested during the more recent period.

     INCOME TAX EXPENSE. Income tax expense reflects a combined federal and state effective tax rate of 38.9% for the three months ended June 30, 1997, which is slightly higher than the effective combined tax rate for the comparable period in 1996. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 38% for 1997.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

     REVENUES.  Total revenues increased 50.5% from $9,088,000 to $13,675,000.

     Royalties increased 39.9% from $4,921,000 to $6,883,000. This increase was due to the addition of 124 restaurants opened during the period from July 1, 1996 to June 30, 1997. Also driving the increase was the growing influence of larger freestanding units with higher visibility, a 10.6% increase in average weekly sales and a 2.8% increase in same store sales.

     Franchise fees decreased 28.0% from $823,000 to $593,000. This decrease was a result of nine fewer domestic openings during the six-month period ended June 30, 1997, as compared to the six months ended June 30, 1996. The fewer number of openings is the result of the Company's increasing emphasis on superior site selection for larger freestanding restaurants with higher visability.

     Developer fees decreased 87.6% from $1,011,000 to $125,000. This decrease was primarily due to the sale of the rights to one less domestic development area sold during the period ending June 30, 1997, than in the prior comparable period. The development areas sold in 1997 are significantly smaller (in geographic area), and therefore generated less fees than those areas sold during 1996.

     Restaurant sales increased 100.8% from $1,376,000 to $2,762,000. This increase was attributable to a 29% increase in sales volume of the Company's Flagship restaurant and the continued operation of two additional Company-owned stores compared to those in operation for the same period last year. It is the Company's intention to re-market the units acquired from franchisees once their operations and profitability have improved. Management has not established a timeframe to re-market these restaurants.

     Private label licensing fees increased 272.9% from $360,000 to $1,342,000. The increase was the result of more favorable terms with certain major suppliers than those terms in place in the prior year, as well as the increasing volume of system sales and greater franchisee participation in the Company's purchasing programs.

     Turnkey development revenue increased from $120,000 to $1,448,000. Revenue in the six months ended June 30, 1997 included $253,000 of rental revenue for 17 sites completed and under lease. Fifteen of the seventeen completed sites were sold during the six months ended June 30, 1997, and the gain on these sales comprises the balance of turnkey revenue generated through the second quarter.

     Other fees and revenues increased 9.2% from $478,000 to $522,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in July 1997.

      The following table reflects a comparison of system performance for the six months ended June 30, 1997 and June 30, 1996. The information reflects the growth of the franchise system, which has been principally responsible for the increased revenue as discussed above.


         SYSTEM PERFORMANCE                         SIX MONTHS ENDED
                                              JUNE 30,             JUNE 30,
                                                1997                 1996
                                              --------             --------
          Units Opened
               Domestic
                  Freestanding                   36                   32
                  End Cap                         7                   16
                  Other                           4                    8
                                              --------             --------
                     Total Domestic  Openings    47                   56
               International                      3                    5
                                              --------             --------
                     Total Openings              50                   61
          Units Closed                           11                    8
                                              --------             --------
                     Net Unit Growth             39                   53
                                              --------             --------
                                              --------             --------
          Sales:
          System-wide Sales (in thousands)    $127,955              $91,392
          Average Weekly Sales                $  8,487              $ 7,671
          Change in Average Weekly Sales         10.6%                13.3%
          Stores in Operation                      612                  516
          Change in Same Store Sales              2.8%                 2.8%


     COSTS AND EXPENSES. Royalty service costs increased 49.9% from $1,673,000 to $2,508,000. This increase was a direct result of the increase in royalty revenue for the six months ended June 30, 1997, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 34.0% to 36.4%. This increase reflects the growing percentage of restaurants serviced by the area developer system.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased from $462,000 to $841,000, but as a percentage of restaurant sales decreased from 33.5% to 30.4%. Also, restaurant labor costs increased from $607,000 to $1,088,000, but as a percentage of restaurant sales decreased from 44.1% to 39.4% for the same period in 1996. These percentage decreases were primarily due to the improving operational efficencies attained in the various Company-owned stores. Restaurant operating expenses have increased from $340,000 to $851,000, and as a percentage of restaurant sales increased from 24.7% to 30.8% for the six months ended June 30, 1997, as compared to the same corresponding period in 1996. The increase in operating expenses is due to the additional facility costs for the additional units the Company operates.

     General and administrative expenses grew from $3,283,000 to $4,429,000 representing a 34.9% increase, but as a percentage of total revenues decreased from 36.1% to 32.4%. The change is principally the result of additional personnel at the corporate office and the expensing of real estate costs of certain Turnkey sites which management has determined are no longer desirable locations for development.

      Depreciation and amortization increased from $394,000 to $514,000, but as a percentage of total revenues decreased from 4.3% to 3.8%. The dollar increase was principally due to amortization of goodwill and other intangibles acquired in late 1996 and depreciation related to the additional units the Company was operating in the more recent period.

     OTHER. Net interest income decreased 27.8% from $271,000 to $196,000. This decrease was a result of a lower level of funds invested during the more recent period.

     INCOME TAX EXPENSE. Income tax expense reflects a combined federal and state effective tax rate of 38.4% for the six months ended June 30, 1997, which is slightly higher than the effective combined tax rate for the comparable period in 1996. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 38% for 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remained strong through the first six months of 1997 as a continuing result of its initial public offering in December 1995. Proceeds from the offering continue to fund the operations of the Turnkey Program. Exceeds funds from operations and proceeds from the Turnkey Program are being reinvested in the Turnkey Program and invested in money market accounts.

     The Company generated cash flow from the sale of completed turnkey sites of $14,276,000 while investing cash of $8,294,000 to continue the development of other sites during the first six months of 1997. In contrast, during this period in 1996, cash generated from the sale of real estate was only $2,513,000 while $5,760,000 of cash was invested in turnkey development. The Company invested $2,174,000 in the reacquisition of two domestic development territories, and in its planned expansion in the Austin, Texas market. Also contributing to the change in cash position were purchases of property, equipment and leasehold improvements of $2,275,000. These purchases were for additional Company-owned units and are the result of the increased staffing levels at the corporate headquarters.

     Bee Cave/Westbank, Ltd., a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits, obtained an interim loan of $1,150,000 from a bank in December 1994 to finance the construction of a retail shopping center. The Company is liable for the full amount of this loan. The loan, which had an outstanding balance of $1,133,000 on March 31, 1997, was renewed in April 1996 at a rate of prime plus 1.25% and matures April 2001. The loan balance as of June 30, 1997, was $1,128,000, and monthly payments are being made by the partnership.

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

REAL ESTATE DEVELOPMENT

Under the Turnkey Program, the Company works with an area developer to identify superior store sites within a territory. The Company will purchase or lease a selected site, design and construct a Schlotzsky's Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company then sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. The Company charges the franchisee approximately $20,000 per site for managing the construction of the store. This construction management fee is recognized when the store is opened. Upon sale of the store, the Company realizes a gain (or loss) on the asset and recognizes such in the period in which it occurs. The Company believes that the Turnkey Program enhances the ability of area developers to recruit qualified franchisees by developing high profile restaurant sites and achieving critical mass for advertising purposes more quickly in selected markets.

At the end of 1996, 22 properties were in various stages of development and seven were under lease generating rental income. Of these sites, eight have been completed, seven sold and one being operated as a Company-owned restaurant (see "Results of Operations"). Four sites remain in the pre-development stage, four are under construction, two undeveloped sites were sold and four sites in pre-development were abandoned. At June 30, 1997, there were 42 properties in various stages of development.

A summary of turnkey sites for the six months ended June 30, 1997 is as follows:


                                            Number of   Invested at   Estimates to
                                              Units    June 30, 1997     Complete
                                            ---------  -------------  ------------
     Open and Sold                              15          N/A           N/A
     Open (receiving rent and royalties)         2     $1,056,000         N/A
     Under Construction                          6      2,235,000       2,683,000
     Pre-acquisition                            36        150,000      34,911,000
     Other                                       5      1,623,000         --
                                            ---------  -------------  ------------
     Total                                      64     $5,064,000     $37,594,000
                                            ---------  -------------  ------------
                                            ---------  -------------  ------------


Estimates above are based upon information from third parties and management's assessment of conditions in existence at the time of this filing. There can be no assurance that conditions (such as general or regional economic conditions) will not change significantly requiring greater investment of resources or a longer period of time to satisfactorily complete construction or market the properties.

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

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders of the Company was held on May 30, 1997. At the meeting, the following items were voted on:

1)   Election of Directors, whose terms expired at the meeting.


                                   FOR          WITHHELD      NONVOTE
                               ---------       ----------    ---------
     John M. Rosillo           3,736,573          7,333      1,804,766

     Floor Mouthaan            3,736,573          7,333      1,804,766

     John L. Hill, Jr.         3,736,573          7,333      1,804,766


2)   Proposal to approve the Third Amended and Restated 1993 Stock Option
     Plan.


            FOR             AGAINST            ABSTAIN/NONVOTE
         -----------       ----------         -----------------
          3,638,024          88,877               1,821,771


3)   Proposal to ratify and approve the selection of Coopers & Lybrand,
L.L.P.,      as the Company's auditors for the fiscal year ending December
31, 1997.


            FOR             AGAINST            ABSTAIN/NONVOTE
         -----------       ----------         -----------------
          3,729,701          4,215                1,814,756


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

                            SCHLOTZSKY'S, INC.




                              By:  /s/ John C. Wooley
                                   -------------------------
                                   John C. Wooley, President
                                   Chief Executive Officer


                              By:  /s/ Monica Gill
                                   -------------------------
                                   Monica Gill, Controller
                                   Chief Accounting Officer


Austin, Texas
August 13, 1997