Form 10-Q
period 1997-09-30
SCHLOTZSKYS INC
filed 1997-11-14
CIK 1002178

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

              For the quarterly period ended September 30, 1997


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

                  YES  X     NO
                      ---       ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Shares Outstanding at November 1, 1997
    Common Stock, no par value                        7,310,624

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    INDEX


PART I.            FINANCIAL INFORMATION                             Page No.
                                                                     --------
Item 1.            Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets --
                   September 30, 1997 and December 31, 1996               2

                   Condensed Consolidated Statements of
                   Income -- Three and Nine Months Ended
                   September 30, 1997 and September 30, 1996              3

                   Condensed Consolidated Statements of
                   Stockholders' Equity -- Nine Months Ended
                   September 30, 1997 and the year ended
                   December 31, 1996                                      4

                   Condensed Consolidated Statements of
                   Cash Flows -- Nine Months Ended
                   September 30, 1997 and September 30, 1996              5

                   Notes to Condensed Consolidated
                   Financial Statements                                   6

Item 2.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          8

PART II.           OTHER INFORMATION

Item 1.            Legal Proceedings                                     14

Item 2.            Changes in Securities                                 14

Item 3.            Defaults Upon Senior Securities                       14

Item 4.            Submission of Matters to a Vote of Security
                   Holders                                               14

Item 5.            Other Information                                     14

Item 6.            Exhibits and Reports on Form 8-K                      14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1997            1996
                                                      -------------   -------------
Assets
Current assets:
    Cash and cash equivalents                          $32,723,636    $ 5,638,958
    Restricted certificates of deposit                      18,000         18,000
    Royalties receivable                                   947,240        580,470
    Other receivables                                    1,948,983      1,573,483
    Notes receivable, current portion                    2,223,370        557,332
    Notes receivable - affiliates, current portion         193,970        595,000
    Real estate development, current portion             4,138,705      8,458,301
    Prepaid expenses & other assets                        684,247        247,762
                                                       -----------    -----------
Total current assets                                    42,878,151     17,669,306

Other assets:
    Property, equipment & leasehold improvements, net    7,941,853      5,440,882
    Real estate development, less current portion        1,415,995      2,642,773
    Notes receivable, less current portion               2,497,724      2,656,502
    Notes receivable - affiliates, less current
     portion                                             2,044,299      2,180,456
    Investments and advances                             1,462,070      1,265,862
    Deferred federal income tax asset                      559,073        607,448
    Intangible assets, net                              10,904,566      8,515,883
                                                       -----------    -----------
    Total Assets                                       $69,703,731    $40,979,112
                                                       -----------    -----------
                                                       -----------    -----------

Liabilities and Stockholder's Equity
Current liabilities:
    Current maturities of long-term debt               $   135,199    $   482,205
    Accounts payable                                     1,110,473      1,540,527
    Accrued liabilities                                  2,924,991      1,851,257
    Federal income tax payable                             282,827             --
                                                       -----------    -----------
Total current liabilities                                4,453,490      3,873,989

Other liabilities:
    Deferred revenue, net                                1,144,825      1,663,765
    Long-term debt, less current portion                 2,252,253      3,129,337
                                                       -----------    -----------
    Total Liabilities                                    7,850,568      8,667,091

Stockholders' Equity
    Common stock, no par value, 30,000,000 shares
      authorized, 7,077,861 and 5,539,922 issued and
      outstanding at September 30, 1997 and December
       31, 1996                                             59,637         44,257
    Additional paid in capital                          52,693,631     26,493,165
    Retained earnings                                    9,099,895      5,774,599
                                                       -----------    -----------
    Total Stockholders' Equity                          61,853,163     32,312,021
                                                       -----------    -----------
    Total Liabilities and Stockholders' Equity         $69,703,731    $40,979,112
                                                       -----------    -----------
                                                       -----------    -----------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THE CONSOLIDATED FINANCIAL STATEMENTS.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                          SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                              1997           1996            1997           1996
                                          -------------  -------------   -------------  -------------
Revenues
    Royalties                              $3,819,957   $2,874,047        $10,703,264   $ 7,794,559
    Franchise fees                            410,835      400,000          1,003,335     1,222,500
    Developer fees                                -0-      325,000            125,000     1,335,750
    Restaurant sales                        1,636,335    1,061,447          4,398,625     2,437,391
    Brand Contribution                        790,477      511,433          2,132,301       871,230
    Turnkey Development                     1,374,288      110,556          2,822,056       175,954
    Other fees and revenue                    312,271      154,421            834,649       687,031
                                           ----------   ----------        -----------   -----------
              Total revenues                8,344,163    5,436,904         22,019,230    14,524,415

Expenses
    Service Costs:
         Royalties                          1,397,352      989,587          3,905,309     2,662,752
         Franchise fees                       218,750      232,750            531,250       681,000
    Restaurant Operations:
         Cost of sales                        538,541      331,192          1,379,416       792,798
         Labor cost                           642,884      397,097          1,731,264     1,003,923
         Operating expenses                   549,311      338,150          1,399,854       677,843
    General and administrative              2,789,509    1,743,507          7,218,862     5,026,118
    Depreciation and amortization             268,770      207,720            782,710       601,629
                                           ----------   ----------        -----------   -----------
              Total expenses                6,405,117    4,240,003         16,948,665    11,446,063
                                           ----------   ----------        -----------   -----------

Income from operations                      1,939,046    1,196,901          5,070,565     3,078,352

Other
    Interest income, net                       88,632      117,692            284,148       388,580
                                           ----------   ----------        -----------   -----------

    Income before income taxes              2,027,678    1,314,593          5,354,713     3,466,932

    Provision for federal
    and state income taxes                    793,010      516,223          2,069,656     1,325,119
                                           ----------   ----------        -----------   -----------

    Net Income                             $1,234,668   $  798,370        $ 3,285,057   $ 2,141,813
                                           ----------   ----------        -----------   -----------
                                           ----------   ----------        -----------   -----------

Income per common share - primary:
    Income per common share                $      .21   $      .14        $       .57   $       .38
                                           ----------   ----------        -----------   -----------
                                           ----------   ----------        -----------   -----------

    Weighted average shares outstanding     5,888,774    5,665,420          5,769,633     5,671,586
                                           ----------   ----------        -----------   -----------
                                           ----------   ----------        -----------   -----------

Income per common share - fully diluted:
    Income per common share                $      .21   $      .14        $       .57   $       .38
                                           ----------   ----------        -----------   -----------
                                           ----------   ----------        -----------   -----------

    Weighted average shares outstanding     5,888,774    5,665,420          5,769,633     5,682,232
                                           ----------   ----------        -----------   -----------
                                           ----------   ----------        -----------   -----------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THE CONSOLIDATED FINANCIAL STATEMENTS.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                    COMMON STOCK
                               ---------------------
                                             STATED     ADDITIONAL                   TOTAL
                                  SHARES     CAPITAL     PAID-IN      RETAINED   STOCKHOLDERS'
                               OUTSTANDING   AMOUNT      CAPITAL      EARNINGS      EQUITY
                               -----------   -------   -----------   ----------   -----------
Balance, January 1, 1996        5,509,998    $43,958   $26,238,964   $2,691,443   $28,974,365
Options exercised                  29,924        299       254,201     (111,819)      142,681
Net income                                                            3,194,975     3,194,975
                                ---------    -------   -----------   ----------   -----------
Balance, December 31, 1996      5,539,922     44,257    26,493,165    5,774,599    32,312,021
Issuance of common stock        1,500,000     15,000    25,875,705                 25,890,705
Options exercised                  37,939        380       324,761       40,238       365,379
Net income                                                            3,285,057     3,285,057
                                ---------    -------   -----------   ----------   -----------
Balance, September 30, 1997     7,077,861    $59,637   $52,693,631   $9,099,895   $61,853,163
                                ---------    -------   -----------   ----------   -----------
                                ---------    -------   -----------   ----------   -----------


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THE CONSOLIDATED FINANCIAL STATEMENTS.

                         SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                            1997            1996
                                                        -------------   -------------
Cash flows from operating activities                    $  3,900,403    $   857,667

Cash flows from investing activities:
    Purchase of real estate held for sale                (12,444,696)    (9,146,131)
    Proceeds from sale of real estate                     17,984,203      3,499,047
    Issuance of notes receivable (less collections)       (1,506,070)       752,079
    Acquisition of intangibles                            (2,773,932)     1,871,446
    Purchase of property, equipment and leasehold
     improvements                                         (2,881,203)      (513,669)
    Other                                                   (226,019)       425,846
                                                        ------------    -----------

Net cash used for investing activities                    (1,847,717)    (8,358,432)

Cash flows from financing activities:
    Proceeds from issuance of long term debt               1,112,710        384,043
    Principal payments on long term debt                  (2,336,802)      (879,833)
    Proceeds from exercises of options                       365,379         69,364
    Proceeds from sales of Common Stock                   25,890,705              0
                                                        ------------    -----------

Net cash provided by/(used for) financing activities      25,031,992       (426,426)
                                                        ------------    -----------

Net increase/(decrease) in cash and cash equivalents      27,084,678     (7,927,191)

Cash and cash equivalents at beginning of period           5,638,958     12,344,682
                                                        ------------    -----------

Cash and cash equivalents at end of period              $ 32,723,636    $ 4,417,491
                                                        ------------    -----------
                                                        ------------    -----------

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                     CONSOLIDATED FINANCIAL STATEMENTS.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

September 30, 1997

NOTE 1. -- BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. This information should be read in connection with the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1996.

NOTE 2. -- SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    During 1997, an additional corporation, SREI Turnkey Development, LLC, was formed in connection with the purchase and subsequent sale of real property located in Indiana. This corporation is wholly-owned by Schlotzsky's Real Estate, Inc.

NOTES RECEIVABLE

    The Company obtains annual valuations of all Area Developer and Master Licensee promissory notes receivable from an independent financial services institution. For the year ended December 31, 1996, a valuation allowance of approximately $188,000 was established to adjust the cost basis to estimated fair value. For the nine months ended September 30, 1997, an additional $50,000 valuation allowance was taken to adjust the cost basis to estimated fair value.

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

RECENT PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

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

    The Company does not expect the adoption of statement 130 and 131 to result in a significant impact upon the Company's financial statements.

NOTE 3. -- FINANCING ARRANGEMENTS

    During 1997, notes receivable from Franchisees related to the sale of turnkey properties, bearing interest at 8-10% per annum, collateralized by the properties with all principal and interest due within 180 days, were received in the amount of $1,976,000. As of September 30, 1997, a balance of $1,283,000 remained outstanding on these notes.

    In February 1997, the Company secured a line of credit of up to $5 million to provide financing for the Turnkey Program. As of September 30, 1997, the Company had not drawn against this line of credit.

    In June 1997, the Company secured two lines of credit from a financial institution. One line, in the amount of $3 million, will be used to retire approximately $1.5 million of existing debt. The balance will be used to fund various capital expenditures budgeted to occur in 1997. The other line of credit will provide up to $12 million of financing for the Company's Turnkey program. As of September 30, 1997, neither of the new lines had been drawn upon.

NOTE 4. -- STOCKHOLDERS' EQUITY

    In September 1997, the Company sold in a public offering 1,500,000 shares of its Common Stock which generated net proceeds of approximately $25.9 million. A portion of the proceeds were used to repay debt owed to financial institutions and corporations. The balance of the proceeds will fund the Turnkey Program as well as the Company's expansion into the Austin market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    REVENUES.  Total revenues increased 53.5% from $5,437,000 to $8,344,000.

    Royalties increased 32.9% from $2,874,000 to $3,820,000. This increase was due to the addition of 121 restaurants opened during the period from October 1, 1996, to September 30, 1997. Also driving the increase was the growing influence of larger freestanding units with higher visibility, a 10.2% increase in average weekly sales and a 4.6% increase in same store sales.

    Franchise fees increased 2.7% from $400,000 to $411,000. This increase was a result of a higher average franchise fee per unit opened during the three-month period ended September 30, 1997, as compared to the three months ended September 30, 1996.

    Developer fees decreased 100.0% from $325,000 to $0. This decrease was primarily due to there being no sales of domestic or international development markets during the three months ended September 30, 1997, as most of the development rights have been sold.

    Restaurant sales increased 54.2% from $1,061,000 to $1,636,000. This increase was attributable to a 6.9% increase in sales volume of the Company's Flagship restaurant and the continued operation of four additional Company-owned stores compared to those in operation for the same period last year. It is the Company's intention to re-market the units acquired from franchisees once their operations and profitability have improved.
Management has not established a timeframe to re-market these restaurants.

    Brand contributions, or private label licensing fees, increased 54.6% from $511,000 to $790,000. The increase was the result of more favorable terms with certain major suppliers compared to the terms in place in the prior year, the increasing volume of system sales and greater franchisee participation in the Company's purchasing programs.

    Turnkey development revenue increased from $111,000 to $1,374,000. Revenue in the current quarter was the result of the gain on the sale of 12 turnkey sites and one other contract for construction management only. In addition, revenue in the quarter included $33,000 of rental revenue for two previously completed sites sold during the period.

    Other fees and revenues increased 102.2% from $154,000 to $312,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in July 1997.

    The following table reflects the growth of the franchise system for the three months ended September 30, 1997 and 1996, which has been principally responsible for the increased revenue as discussed above.


                                                    THREE MONTHS ENDED
                SYSTEM PERFORMANCE                     SEPTEMBER 30,
                                                    1997          1996
                                                    ----          ----
           Units Opened
              Domestic
                   Freestanding                      19            19
                   End Cap                            4             6
                   Other                              4             4
                                                    ----          ----
                     Total Domestic  Openings        27            29
              International                           1             2
                                                    ----          ----
                     Total Openings                  28            31
           Units Closed                               4             4
                                                    ----          ----
                     Net Unit Growth                 24            27
                                                    ----          ----
                                                    ----          ----

         Sales:
         System-wide Sales (in thousands)        $70,457        $54,716
         Average Weekly Sales                    $ 8,958        $ 8,130
         Change in Average Weekly Sales             10.2%          12.4%
         Stores in Operation                         636            543
         Change in Same Store Sales                  4.6%           3.1%


    COSTS AND EXPENSES. Royalty service costs increased 41.2% from $990,000 to $1,397,000. This increase was a direct result of the increase in royalty revenue for the three months ended September 30, 1997, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 34.4% to 36.6%. This increase reflects the growing percentage of restaurants serviced by the area developer system and the higher sales levels achieved by these stores.

    Restaurant cost of sales, which consists of food, beverage and paper costs, increased 62.6% from $331,000 to $539,000, and as a percentage of restaurant sales increased from 31.2% to 32.9%. Likewise, restaurant labor costs increased 61.9% from $397,000 to $643,000, and as a percentage of restaurant sales increased from 37.4% to 39.3% for the same quarter in 1996. These percentage increases were primarily due to the Company's focus on product development and manager training in its restaurants, as well as the initial inefficiencies experienced in operating new Company-owned units. Restaurant operating expenses have increased from $338,000 to $549,000, and as a percentage of restaurant sales increased from 31.9% to 33.6% for the three months ended September 30, 1997, as compared to the corresponding period in 1996. The increase in operating expenses is due to the additional facility costs for the additional stores the Company operates.

    General and administrative expenses grew from $1,744,000 to $2,790,000 representing a 60.0% increase, and as a percentage of total revenues increased from 32.1% to 33.4%. These increases are principally the result of additional personnel to support the growth in the Company's Turnkey program.

    Depreciation and amortization increased from $208,000 to $269,000, but as a percentage of total revenues decreased from 3.8% to 3.2%. The dollar increase was principally due to amortization of goodwill and other intangibles acquired in late 1996 and depreciation related to the additional Company-owned restaurants.

    OTHER. Net interest income decreased 24.7% from $118,000 to $89,000. This decrease was a result of the lower level of funds invested during the more recent period.

    INCOME TAX EXPENSE. Income tax expense reflects a combined federal and state effective tax rate of 39.1% for the three months ended September 30, 1997, which is slightly lower than the effective combined tax rate for the comparable period in 1996. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 39% for 1997.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    REVENUES.  Total revenues increased 51.6% from $14,524,000 to $22,019,000.

    Royalties increased 37.3% from $7,795,000 to $10,703,000. This increase was due to the addition of 121 restaurants opened during the period from October 1, 1996 to September 30, 1997. Also driving the increase was the growing influence of larger freestanding units with higher visibility, a 10.7% increase in average weekly sales and a 3.4% increase in same store sales.

    Franchise fees decreased 17.9% from $1,223,000 to $1,003,000. This decrease was a result of eleven fewer domestic openings during the nine-month period ended September 30, 1997, as compared to the nine months ended September 30, 1996. The fewer number of openings is the result of the Company's increasing emphasis on superior site selection for larger freestanding restaurants with higher visibility.

    Developer fees decreased 90.6% from $1,336,000 to $125,000. This decrease is primarily due to the fact that the development rights to the majority of the domestic and international markets have been sold. It is also the result of the Company's focus on the recurring revenue elements of the business rather than these one-time transactional fees.

    Restaurant sales increased 80.5% from $2,437,000 to $4,399,000. This increase was attributable to a 20.6% increase in sales volume of the Company's Flagship restaurant and the continued operation of four additional Company-owned stores compared to those in operation for the same period last year. It is the Company's intention to re-market the units acquired from franchisees once their operations and profitability have improved. Management has not established a timeframe to re-market these restaurants.

    Brand contributions, or private label licensing fees, increased 144.8% from $871,000 to $2,132,000. The increase was the result of more favorable terms with certain major suppliers than those terms in place in the prior year, as well as the increasing volume of system sales and greater franchisee participation in the Company's purchasing programs.

    Turnkey development revenue increased from $176,000 to $2,822,000. Revenue in the nine months ended September 30, 1997 resulted from the gain on the sale of 27 sites, rental revenue of $287,000 and a construction management fee of $15,000. From time to time the Company may earn rental revenue on sites which have been completed and opened, however not yet sold. As of September 30, 1997 all such sites under lease during the year have been sold.

    Other fees and revenues increased 21.5% from $687,000 to $835,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in July 1997.

    The following table reflects the growth of the franchise system for the nine months ended September 30, 1997 and 1996, which has been principally responsible for the increased revenue as discussed above.

                                                 NINE MONTHS ENDED
              SYSTEM PERFORMANCE                    SEPTEMBER 30,
                                                 1997          1996
                                                 ----          ----
           Units Opened
              Domestic
                 Freestanding                     55            51
                 End Cap                          11            22
                 Other                             8            12
                                                 ----          ----
                    Total Domestic  Openings      74            85
              International                        4             7
                                                 ----          ----
                    Total Openings                78            92
           Units Closed                           15            12
                                                 ----          ----
                    Net Unit Growth               63            80
                                                 ----          ----
                                                 ----          ----

         Sales:
         System-wide Sales (in thousands)      $198,412     $146,108
         Average Weekly Sales                  $  8,654     $  7,819
         Change in Average Weekly Sales            10.7%        10.7%
         Stores in Operation                        636          543
         Change in Same Store Sales                 3.4%         2.9%


    COSTS AND EXPENSES. Royalty service costs increased 46.7% from $2,663,000 to $3,905,000. This increase was a direct result of the increase in royalty revenue for the nine months ended September 30, 1997, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 34.2% to 36.5%. This increase reflects the growing percentage of restaurants serviced by the area developer system and the higher sales levels achieved by these stores.

    Restaurant cost of sales, which consists of food, beverage and paper costs, increased 74.0% from $793,000 to $1,379,000, but as a percentage of restaurant sales decreased from 32.5% to 31.4%. Also, restaurant labor costs increased 72.5% from $1,004,000 to $1,731,000, but as a percentage of restaurant sales decreased from 41.2% to 39.4% for the same period in 1996. These percentage decreases were primarily due to the overall improving operational efficiencies attained in the various Company-owned stores. Restaurant operating expenses have increased from $678,000 to $1,400,000, and as a percentage of restaurant sales increased from 27.8% to 31.8% for the nine months ended September 30, 1997, as compared to the same corresponding period in 1996. The increase in operating expenses is due to the additional facility costs for the additional stores the Company operates.

    General and administrative expenses grew 43.6% from $5,026,000 to $7,219,000, but as a percentage of total revenues decreased from 34.6% to 32.8%. The dollar change is principally the result of additional personnel to support the growth in the Company's Turnkey program and the expensing of real estate costs of certain Turnkey sites which management has determined are no longer desirable locations for development. The percentage decrease is the result of revenue increasing at a greater rate than these expenses for the nine months ended September 30, 1997.

    Depreciation and amortization increased from $602,000 to $783,000, but as a percentage of total revenues decreased from 4.1% to 3.6%. The dollar increase was principally due to amortization of goodwill and other intangibles acquired in late 1996 and depreciation related to the additional stores the Company was operating in the more recent period.

    OTHER. Net interest income decreased 26.9% from $389,000 to $284,000. This decrease was a result of a lower level of funds invested during the more recent period.

    INCOME TAX EXPENSE. Income tax expense reflects a combined federal and state effective tax rate of 38.7% for the nine months ended September 30, 1997, which is slightly higher than the effective combined tax rate for the comparable period in 1996. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 39% for 1997.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's financial position improved significantly during the first nine months of 1997 as a result of its secondary public offering of common stock. The Company issued 1,500,000 shares of the total 2,300,000 shares offered to the public at a per share price of $18.375. After expenses associated with the offering, the Company generated cash proceeds of $25,891,000. The Company applied $1,500,000 of the cash proceeds to retire outstanding obligations.

    Net cash provided by operating activities was $3,900,000 for the nine months ended September 30, 1997. Net cash of $1,848,000 was used for various investing activities for the nine-month period. Proceeds from the sale of Turnkey projects during the first nine months of 1997 exceeded funds used to purchase new sites for development by $5,558,000. The Company also invested $2,774,000 to reaquire the development rights to three domestic territories and in its planned expansion in the Austin, Texas market. Additionally, the Company invested $2,881,000 through September 30, 1997 toward the completion of two Company-owned stores and the construction of its new corporate office. During the first nine months of 1997, financing activities provided cash of $25,032,000, primarily from the issuance of additional shares of common stock described above, less the retirement of some long term debt obligations.

    Bee Cave/Westbank, Ltd., a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits, obtained an interim loan of $1,150,000 from a bank in December 1994 to finance the construction of a retail shopping center. The Company is liable for the full amount of this loan. The loan was renewed in April 1996 at a rate of prime plus 1.25% and matures April 2001. The loan balance as of September 30, 1997, was $1,123,000, and monthly payments are being made by the partnership.

    The Company continues to expand and refine its Turnkey Program and expects that it will have 50 to 80 sites at various stages of development at any given time. The Company has used the net proceeds from its public offerings and the proceeds from sites it has sold to finance the development activity of the Turnkey Program. With the continued growth in the Turnkey Program, the capital required to finance the Turnkey Program will remain significant. During the first nine months of 1997, the Company developed 28 sites under the Turnkey Program, of which 27 were sold and the remaining store is operated as a Company-owned store. Seventy-eight properties were in various stages of development as of September 30, 1997. The Company has also entered into agreements to manage and fund the construction of six sites for a fee. The tables below provide a summary of the Turnkey Program development activity since its inception and a summary of the status of the Turnkey Program inventory at September 30, 1997.

                                                          NUMBER OF SITES
                                                          ---------------
                                                     1995      1996      1997
                                                                        (9 Mo)
                                                     ----      ----     ------
TURNKEY PROGRAM DEVELOPMENT ACTIVITY:

    Sites in process at beginning of period            0        27        35
    Sites beginning development during the period     32        19        71
    Sites completed as Company-owned stores            0        (1)       (1)
    Sites Sold                                        (5)      (10)      (27)
                                                     ----      ----     ------
    Sites in process at end of period                 27        35        78
                                                     ----      ----     ------
                                                     ----      ----     ------

                                                                                   INVESTED AT
                                                                                   SEPTEMBER 30,   ESTIMATES TO
                                                                                       1997          COMPLETE
                                                                                   -------------   ------------
STATUS OF TURNKEY PROGRAM INVENTORY:

    Open (receiving rent & royalties)                  2         8         0       $    -0-           $  N/A
    Investment Sites (under construction)              9         9         6        3,251,000        2,000,000
    Predevelopment Sites (preacquisition)             11        13        68          777,000       66,000,000
    Other                                              5         5         4        1,527,000           --
                                                     ----      ----     ------     ----------      -----------
    Total                                             27        35        78       $5,555,000      $68,000,000
                                                     ----      ----     ------     ----------      -----------
                                                     ----      ----     ------     ----------      -----------

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

    The Company believes that cash flow from operations, together with the proceeds from the Turnkey program, cash reserves from its public offering, collections from notes receivable and borrowings under existing credit facilities described above, will be sufficient to meet the Company's anticipated cash needs for the foreseeable future. Thereafter, the Company believes that new store openings will result in increasing cash flow from operations which, together with borrowings under credit facilities, should be sufficient to meet the Company's anticipated cash needs, although there can be no assurance in this regard. The Company guarantees certain leases of its franchisees for limited periods of time, which may affect its ability to obtain financing in the future. To the extent that credit facilities and cash flow from operations are insufficient to finance the Company's future expansion plans, the Company intends to seek additional funds for this purpose from future debt financing or additional offerings of equity securities, although there can be no assurance of the availability of such funds on acceptable terms in the future.

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

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits

         Exhibit                                                Sequentially
           No.                                                  Numbered Page
         -------                                                -------------

          11.1      Statement regarding computation of per
                     share earnings.                                 16
          27        Financial Data Schedule.                         17

     b.  Current Reports on Form 8-K:   None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               SCHLOTZSKY'S, INC.





                                            By:  /s/ John C. Wooley
                                                 -----------------------------
                                                 John C. Wooley, President
                                                 and Chief Executive Officer



                                            By:  /s/ Monica Gill
                                                 -----------------------------
                                                 Monica Gill
                                                 Chief Financial Officer


Austin, Texas
November 13, 1997