Form 10-K
period 1997-12-31
SCHLOTZSKYS INC
filed 1998-04-15
CIK 1002178

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

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                    203 COLORADO STREET, AUSTIN, TEXAS 78701
              (Address of principal executive offices) (Zip Code)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (512) 236-3600

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  Name of each exchange
         Title of each class                       on which registered

      COMMON STOCK, NO PAR VALUE                  NASDAQ NATIONAL MARKET

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 NOT APPLICABLE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998 was approximately $118,835,000 based upon the last sales price on March 20, 1998 on the NASDAQ National Market System for the Company's common stock. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. Registrant had 7,378,567 shares of Common Stock outstanding on March 20, 1998.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SCHLOTZSKY'S, INC.
                               INDEX TO FORM 10-K
                          YEAR ENDED DECEMBER 31, 1997

                                                                                                             PAGE NO.
                                                                                                           -------------
PART I
Item 1.     Business.....................................................................................            1
Item 2.     Properties...................................................................................           15
Item 3.     Legal Proceedings............................................................................           15
Item 4.     Submission of Matters to a Vote of Security Holders..........................................           16

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................           16
Item 6.     Selected Consolidated Financial Data.........................................................           17
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operation.........           18
Item 8.     Financial Statements and Supplementary Data..................................................           28
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........           28

PART III
Item 10.    Directors and Executive Officers of the Registrant...........................................           28
Item 11.    Executive Compensation.......................................................................           28
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................           28
Item 13.    Certain Relationships and Related Transactions...............................................           28

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................           28

                                     PART I

ITEM 1.  BUSINESS

    Schlotzsky's, Inc. (the "Company") was formed effective January 1, 1993, when Schlotzsky's Franchising Limited Partnership, Schlotzsky's-Houston, Ltd., Schlotzsky's-San Antonio, Ltd., Schlotzsky's Restaurant Management Corporation, and Schlotzsky's, Inc. (collectively, the "Predecessor Entities") were merged into the Company and its two wholly-owned subsidiaries, Schlotzsky's Restaurants, Inc. and Schlotzsky's Real Estate, Inc. (the "1993 Merger"). In June 1993, the Company raised $5 million through the sale of Class A Preferred Stock and used the proceeds to redeem the preferred stock issued in the 1993 Merger to the investors in the Predecessor Entities other than John C. Wooley and Jeffrey J. Wooley. The Company's other subsidiaries, which are wholly-owned, are Schlotzsky's Brands, Inc., Schlotzsky's Equipment Corporation, DFW Restaurant Transfer Corporation, 56th and 6th, Inc., and SREI Turnkey Development, L.L.C. The Company and its subsidiaries are Texas corporations, and references to the "Company" include its predecessors, and its and their subsidiaries, unless the context otherwise requires.

    The Company's principal executive offices are located at 203 Colorado Street, Austin, Texas 78701, and its telephone number is (512) 236-3600.

GENERAL

    The Company is a franchisor of quick service restaurants that feature made-to-order sandwiches with unique sourdough buns. At December 31, 1997, the Schlotzsky's system included seven Company-owned stores and 666 franchised stores located in 39 states, the District of Columbia and 14 foreign countries. System-wide sales were approximately $202.4 million for 1996 and $270.4 million for 1997. Average unit volumes were $410,000 in 1996 and $455,000 for 1997.

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

    In 1991, the Company began implementing a strategy to achieve its objective of becoming a leader in the specialty sandwich segment of the restaurant industry in the United States. The key elements of this strategy are to: offer an expanded menu of consistent, high quality foods featuring the Company's proprietary bread recipes, complemented by excellent customer service; expand the Turnkey Program to develop new stores in high visibility, free-standing locations; utilize area developers to decentralize franchisee recruiting and support; develop a strong network of motivated owner-operator franchisees; and increase awareness of the Schlotzsky's brand through enhanced marketing and private label products. Recently, the Company revised its strategy to include the acquisition and development of a limited number of Company-owned stores, principally for concept development.

    MENU OF DISTINCTIVE, HIGH QUALITY PRODUCTS. Schlotzsky's Deli restaurants offer an expanded menu of consistent, high quality foods featuring the Company's proprietary bread recipes, complemented by excellent customer service. The menu features made-to-order sandwiches with bread that is baked fresh from scratch every day in each restaurant. The Schlotzsky's Original sandwich, which was introduced in 1971, is a variation of the muffaletta sandwich made with three meats (lean ham, Genoa salami and cotto salami), three cheeses (mozzarella, cheddar and parmesan), garlic butter, mustard, marinated black olives, onion, lettuce and tomato on a toasted sourdough bun. The Schlotzsky's Original sandwich continues to be the most popular item on the Schlotzsky's menu. Schlotzsky's Deli restaurants now offer an expanded menu with 15 sandwiches on four types of bread, 10 sourdough crust pizzas, five salads, soups, chips and other side items, fresh baked cookies and other desserts, and beverages. At most locations, sandwiches range in price from $2.90 to $4.75 ($7.00 for an oversized Original), and eight-inch gourmet pizzas are priced between $3.50 and $4.50.

    TURNKEY PROGRAM; HIGH VISIBILITY STORES. The Company and its area developers encourage franchisees to develop free-standing stores with high visibility and easy access. The Company believes the location of a store is as important to its success as the efforts of the franchisee, and works with area developers to assist franchisees in identifying and acquiring superior store locations. The Company implemented its Turnkey Program as a means of accelerating the development of high visibility stores and capitalizing on the Company's experience in evaluating store sites by providing a variety of services from securing the site, to development and construction of the store. The Turnkey Program also enhances the quality and consistency of the free-standing stores developed for franchisees by the Company because of its experience building prototype stores and its purchasing power with suppliers and contractors.

    AREA DEVELOPERS. The Company has 35 area developers trained to assist the Company in achieving its expansion goals in the United States. Area developers provide the following services: they recruit and qualify franchisees; they assist franchisees in site selection, training, financing, building and opening stores; they provide ongoing operational support; they monitor product and service quality; and they help coordinate local advertising. Prior to 1991, these functions were performed by Company personnel. By utilizing its area developer network, the Company believes that it can effectively support a growing number of franchised stores while controlling its overhead costs. Area developers receive a portion of franchise fees and royalties from each store in their territories and are motivated to develop their markets and monitor operating performance. Area developers must meet specific store opening schedules under their agreements with the Company in order to maintain their development rights.

    MOTIVATED OWNER-OPERATOR FRANCHISEES. The Company is developing a strong network of owner-operator franchisees. The Company believes that a motivated owner-operator is an essential key to the success of a store. The Schlotzsky's system consists almost exclusively of franchised stores, owned and managed by entrepreneurial franchisees. The Company seeks franchisees who are committed to providing on-site supervision of store operations and prefers to limit franchisees to three or four locations in relatively close proximity. As of December 31, 1997, out of 416 franchisees with stores, 13 franchisees have more than five stores each and, in the aggregate, account for approximately 12.8% of the stores in the system.

    INCREASED BRAND AWARENESS. The Company seeks to increase awareness of the Schlotzsky's brand through enhanced marketing and private label products. The Company is directing its franchising efforts to establish a sufficient number of stores in larger markets to allow expanded cooperative advertising through newspaper, radio and television. The Company has developed a complete line of private label products to increase Schlotzsky's brand awareness. Private label products are used by franchisees in preparing foods and are displayed at stores as part of the standard decor package. Some private label products are sold by franchisees for home consumption.

    COMPANY-OWNED STORES. The Company's flagship store in Austin, Texas opened in 1995, and two stores were acquired from franchisees by the Company in 1996, one in New York City (Manhattan) and one in Houston. In addition in 1997, the Company developed or acquired and began operating another store in Houston, one in Illinois, one in Mississippi, and one in Georgia. In 1998, the Company completed the relocation of two additional units in Austin, Texas. The Company operates these stores primarily for product development, concept refinement and prototype testing and training and to build brand awareness. The Company may acquire or develop a limited number of other Company-owned stores in the future for these purposes and may acquire or develop others from time to time with the intent of transferring them to franchisees.

EXPANSION

    At December 31, 1997, the Schlotzsky's system consisted of 673 stores in 39 states, the District of Columbia, and 14 foreign countries. At December 31, 1995 and 1996, the system included 463 and 573 stores, respectively.

                    STORE LOCATIONS AS OF DECEMBER 31, 1997

                                                                   NUMBER OF
LOCATION                                                            STORES
----------------------------------------------------------------  -----------
UNITED STATES:
Texas...........................................................         205
Arizona.........................................................          35
Georgia.........................................................          32
California......................................................          29
Florida.........................................................          28
Michigan........................................................          24
Tennessee.......................................................          24
Indiana.........................................................          23
Illinois........................................................          20
Oklahoma........................................................          18
Wisconsin.......................................................          17
Alabama.........................................................          15
Colorado........................................................          15
New Mexico......................................................          15
North Carolina..................................................          15
South Carolina..................................................          14
Nebraska........................................................          11
Ohio............................................................          11
Missouri........................................................          10
Louisiana.......................................................           9
Utah............................................................           9
Arkansas........................................................           8
Kansas..........................................................           8
Minnesota.......................................................           8
Nevada..........................................................           6
Oregon..........................................................           6
Virginia........................................................           6
Washington......................................................           6
Idaho...........................................................           3
Iowa............................................................           3
Mississippi.....................................................           3
North Dakota....................................................           3
West Virginia...................................................           3
Hawaii..........................................................           2
New York........................................................           2
Pennsylvania....................................................           2
South Dakota....................................................           2
Connecticut.....................................................           1
District of Columbia............................................           1
Kentucky........................................................           1
                                                                       -----
TOTAL U.S.......................................................         653

INTERNATIONAL:
Argentina.......................................................           3
Japan...........................................................           3
Turkey..........................................................           3
Australia.......................................................           1
Canada..........................................................           1
Germany.........................................................           1
Guatemala.......................................................           1
Korea...........................................................           1
Lebanon.........................................................           1
Malaysia........................................................           1
Mexico..........................................................           1
Saudi Arabia....................................................           1
Sweden..........................................................           1
United Kingdom..................................................           1
                                                                       -----
TOTAL INTERNATIONAL:............................................          20
                                                                       -----
TOTAL STORES:...................................................         673
                                                                       -----
                                                                       -----

TURNKEY PROGRAM

    The Company instituted the Turnkey Program to further assist franchisees in obtaining superior sites and to achieve more rapid penetration in those selected major markets where the Company believes there is strong demand by franchisees for good locations. Under the Turnkey Program, the Company works independently or with an area developer to identify superior store sites within a territory. The Company will typically purchase or lease a selected site, design and construct a Schlotzsky's Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. From time to time, the Company will assign its earnest money contract on a site and the franchisee's lease to a third-party investor who then assumes the responsibility for developing the store.

    The Company anticipates that the total investment in each developed free-standing location will be approximately $1,000,000 to $1,500,000 (less for leased locations). Since the inception of the Turnkey Program, the Company has typically provided a credit enhancement in the form of a guaranty on the franchisee's lease for leased locations. In 1997, upon sale of the site or assignment of its earnest money contract, the Company deferred revenue generated (even though proceeds were received in cash) and allocable costs incurred in connection with the property. When a guaranty is terminated, or the Company's exposure to loss under the guaranty has passed, the Company will recognize the revenue and allocable costs related to the site. Generally, if no credit enhancement is provided in connection with such transactions, the Company may recognize the revenue and allocable expenses in the periods in which the transactions occur. The Company believes that the Turnkey Program enhances the Company's ability to recruit qualified franchisees by securing and developing high profile sites and achieving critical mass for advertising purposes more quickly in selected markets. In addition, the Company charges a fee when it is requested to manage construction of a store on property owned by a franchisee or an investor. This construction management fee is recognized when the store is opened.

MENU

    The Schlotzsky's Deli menu provides customers with popular food items which the Company believes are fresher, more flavorful and of greater variety than those offered by competitors. The key menu groups are made-to-order sandwiches and pizzas, salads, soups, cookies and other desserts, and beverages. Sandwiches and pizzas are made with delicatessen-style meats, grilled chicken and specialty cheeses, all of which are purchased ready for use from approved suppliers. The Company's distinctive sandwich buns and pizza crusts are baked daily from scratch, rather than with pre-mixed or frozen dough, to ensure the highest quality and freshness.

FRANCHISING

    The Company has adopted a strategy of franchising, rather than owning stores. The Company believes that franchisees who own and operate stores are more highly motivated and manage stores more efficiently than typical manager-employees. Moreover, franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Area developers play a role in the Company's franchising program by recruiting qualified franchisees and by monitoring and providing a high level of support to franchised stores.

    AREA DEVELOPERS. The Company's 35 area developers recruit and qualify franchisees according to criteria developed by the Company. Once a franchisee is approved by the Company, the area developer works with the Company to assist the franchisee in site selection, training, store design and layout, construction and financing. The area developer provides store opening assistance, monitors store performance and compliance with product and service quality standards established by the Company and helps to coordinate cooperative advertising within his territory. The Company generally pays area developers 50% of all franchise fees paid by franchisees in their territories, although some area developers have received up to 100% of certain franchise fees as an inducement to develop their territories more quickly. In addition, the Company also pays area developers approximately 42% of the royalties received under franchise agreements providing for 6% royalties and 12.5% to 25% of royalties received under franchise agreements providing for 4% royalties, in each case with respect to franchisees in their territories. Area developers are not required to own or operate stores, although some of the Company's area developers are also franchisees, or have investments in franchisees, under separate franchise agreements. Area developers are granted exclusive rights to one or more television markets in the United States, typically for a term of 50 years. Each area developer pays the Company a nonrefundable fee for the exclusive development rights for a market. The Company typically receives 25% to 50% of the area developer fee when the area development agreement is signed with the balance payable with interest over an 18 to 36-month period under a promissory note from the area developer.

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

    FRANCHISEES. The Company believes the involvement of owners in daily store operations is critical to the success of a franchise. The Company prefers franchisees who will operate no more than three or four stores, located within a single market. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. Because the cost of building and equipping a Schlotzsky's Deli restaurant is somewhat higher than for some other specialty sandwich franchise operations, the Company's franchisees must make certain minimum investments into their stores, and typically must have substantial cash resources or a relatively high net worth to obtain financing to build and equip stores. While area developers identify and recruit potential franchisees, all franchisees must be approved by the Company.

    FRANCHISE AGREEMENTS. The Company enters into one or more agreements with each franchisee granting the franchisee the right to develop one or more stores within a territory over a defined period of time. Once a site for a store has been selected by the franchisee and accepted by the Company, additional documentation specifying that site is signed. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $20,000 for the franchisee's first store and $10,000 for any additional store. The franchise fee is payable at the time of signing the agreement. The current standard franchise agreement provides for a term of 20 years (with one ten-year renewal option) and payment of a royalty of 6% of sales. As of December 31, 1997, 127 stores operated under franchise agreements entered into prior to 1991 were paying a royalty of 4% of sales.

    The Company has the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise. See "--Government Regulation."

    FRANCHISEE TRAINING AND SUPPORT. Each franchisee is required to have a principal operator approved by the Company who satisfactorily completes the Company's training program and who devotes full business time and efforts to the operation of the franchisee's stores. Franchisees may also enroll each store manager in the Company's training program. The Company provides training at operating Schlotzsky's Deli restaurants in various locations. In November 1995, the Company opened its new flagship Schlotzsky's Deli restaurant in Austin, Texas, which includes training facilities. Most franchisee training is being conducted at that location. Franchisees are required to pass a minimum skills test before they can begin operating their first store. An on-site training crew is provided by the Company or an area developer for three days before and two days after the opening of a franchisee's first store. Company management and area developers maintain ongoing communication with franchisees, exchanging operating and marketing information.

    FRANCHISE OPERATIONS. All franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Food preparation is standardized and is limited to baking bread, slicing pre-cooked meats, cheese and produce, melting cheese and heating sandwiches. Because they usually operate no more than three stores, franchisees are expected to be actively involved in monitoring operations at each store. Each franchisee has full discretion to determine the prices to be charged to its customers. Franchise stores are periodically inspected by area developers and the Company's field service representatives. Area developers are responsible for monitoring the Company's standards and specifications as set forth in the franchise agreement and the Company's manuals on a continuous basis.

    REPORTING. Most Schlotzsky's Deli restaurant franchisees are required to report weekly sales and other data to the Company. Other franchisees are required to report monthly. Generally, 6% royalties are payable weekly by automatic bank drafts and 4% royalties are payable monthly by check. The Company is evaluating point-of-sale software for use by franchisees to record and report sales and other operating information and anticipates that new franchisees may be required to use this point-of-sale software beginning at some point in 1998. Although the Company has the right to audit franchisees, it relies primarily on voluntary compliance by franchisees to accurately report sales and remit royalties.

    INTERNATIONAL MASTER LICENSEES. In addition to the Company's expansion in the United States, the Company has granted nonassignable rights to develop stores in international markets to master licensees. A master licensee is typically licensed for 50 years to use the Schlotzsky's trademarks in designated foreign territories and may grant area development rights and franchises in those territories. Unlike area developers, master licensees contract directly with franchisees, and the Company delegates the selection of franchisees and approval of sites to the master licensees. When a master license is granted, the master licensee pays the Company a negotiated, nonrefundable license fee. In some instances, the Company will negotiate a territorial agreement pursuant to which a foreign territory is reserved and the principal economic terms of the master license agreement are agreed upon in return for a nonrefundable fee to be applied toward the master license fee. The Company normally receives 15% to 35% of the master license fee in cash when the master license or territorial agreement is signed, with the balance payable with interest over a term of up to 48 months under a promissory note from the master licensee. Typically, the Company also receives one-third to one-half of any sublicense and franchise fees and one-third of any royalties received by the master licensee. All amounts payable to the Company by the master licensees must be paid in U.S. dollars. As of December 31, 1997, the Company had executed master licenses or territorial agreements covering 51 foreign countries. As with area developers, if master licensees fail to meet their obligations, the Company can terminate their rights or repurchase their territories for resale. Master licensees are subject to various laws and regulations regarding franchising and licensing in their territories and are responsible for complying with these laws and regulations.

SITE SELECTION

    The Company trains area developers to assist franchisees in selecting their sites and developing their stores. Each franchisee is responsible for selecting store locations acceptable to the Company. Site selection criteria are based on accessibility and visibility of the site and selected demographic factors, including population, residential and commercial density, income, age and traffic patterns. The Company prefers that franchisees select sites for free-standing or end-cap stores to maximize store visibility and sales potential. As the table below indicates, the mix of store sites has changed since the Company adopted a new strategy in 1991 focusing on higher visibility stores.

                                                                                            STORES OPENED BETWEEN
                                                    AS OF                  AS OF             JANUARY 1, 1992 AND
STORE SITE                                    DECEMBER 31, 1991      DECEMBER 31, 1997        DECEMBER 31, 1997
------------------------------------------  ---------------------  ---------------------  -------------------------
Free-Standing.............................              24%                    46%                      53%
End-Cap...................................              31                     29                       26
In-Line...................................              28                     12                        7
Other.....................................              17                     13                       14
                                                       ---                    ---                      ---
Total.....................................             100%                   100%                     100%
                                                       ---                    ---                      ---
                                                       ---                    ---                      ---

    The Company has developed a series of prototype store designs and specifications for free-standing and end-cap stores which its area developers make available for use by franchisees. These specifications may be adapted to existing restaurants and other retail spaces.

UNIT ECONOMICS

    The Company believes that the Schlotzsky's Deli restaurant concept offers attractive unit economics. The cost to a franchisee of developing and opening a prototype Schlotzsky's Deli restaurant (excluding restaurants like the Company's flagship store) in leased space has recently ranged from approximately $300,000 to $500,000, including leasehold improvements, equipment, fixtures and initial working capital. During the twelve months ended December 31, 1997, the average store sales for Schlotzsky's Deli restaurants (excluding non-Deli restaurant format stores) that were open for the entire period was approximately $442,000, although store revenue varies significantly depending upon the type, size and location of the store. The Company believes that food and paper costs for the Schlotzsky's Deli menu items are relatively low as a percentage of gross store sales as compared to many quick service restaurant concepts.

FINANCING

    The Company typically does not, and is not obligated to, provide financing to franchisees for the costs of developing and opening stores. Both the Company and area developers assist franchisees in obtaining financing by identifying third party financing sources. Certain financial institutions have designed equipment leasing programs specifically for Schlotzsky's franchisees and have developed guidelines for sale and leaseback financing for Schlotzsky's stores. The Company has also identified Small Business Administration lenders which have made loans to Schlotzsky's franchisees. These lenders are not committed to provide any financing to franchisees and there can be no assurance that franchisees will be able to finance their costs of opening stores on suitable terms.

    The Company from time to time agrees to guarantee its franchisees' obligations to equipment and real property lessors or subordinates all or a portion of its royalties to the obligations of franchisees on such leases. These guaranties provide for a limited number of payments or limited time period for which the Company may be required to perform on its guaranty. As of December 31, 1997, the Company had guaranteed an aggregate of approximately $23.3 million which is principally comprised of real estate and equipment leases and other obligations of its franchisees.

    The Company plans to implement a mortgage financing program pursuant to which franchisees selected by the Company may obtain financing for the purchase of real estate, construction costs and equipment. The Company may provide assistance in the form of a limited guaranty to facilitate the financing.

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

    The Company has licensed certain manufacturers to sell Schlotzsky's private label meats, cheeses, potato chips and other products. The Company receives licensing fees from these manufacturers based on their sales of private label products to franchisees. While franchisees are not required to purchase private label products, other than the Company's proprietary flour mixes, the Company believes that most franchisees prefer them because they are of equal or superior quality compared to other brand name products and generally are less expensive than the supplies available from other approved sources. In addition, some private label products can be sold separately at stores for home consumption, enhancing brand awareness and providing franchisees with additional sales and profit opportunities.

MARKETING

    Franchised stores contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF"), a non-profit corporation administered by the Company. In addition, franchisees are required by the terms of their franchise agreements to spend at least 3% of gross sales on advertising. To take advantage of critical mass in certain television markets, franchisees are encouraged to form cooperatives where advertising funds can be pooled to maximize the benefits of advertising for members, or the Company may organize one or more cooperatives to facilitate the coordinated expenditure of advertising funds for the benefit of the franchisees. NAMF funds are used principally to develop and produce radio and television commercials and print advertising for use in local markets, in-store graphics and displays, and promotions, but such funds may also be used to pay for media space or time. NAMF has developed advertising campaigns for use by franchisees centered around different slogans, such as FUNNY NAME. SERIOUS SANDWICH-Registered Trademark-; ACCEPT NO SUBSTITUTESKY'S-Registered Trademark-; BEST BUNS IN TOWN-Registered Trademark-; and ORIGINAL TASTE EVERY DAY-TM-. NAMF's field marketing representatives coordinate advertising campaigns and promotions for area developers and franchisees.

COMPETITION

    The food service industry is intensely competitive with respect to concept, price, location, food quality and service. There are many well established competitors with substantially greater financial and other resources than the Company. Such competitors include a large number of national, regional and local food service companies, including fast food and quick-service restaurants, casual full-service restaurants, delicatessens, pizza restaurants and other convenience dining establishments. Some of the Company's competitors have been in existence longer than the Company and are better established in markets where Schlotzsky's stores are or may be located. The Company believes that it competes for franchisees with franchisors of other restaurants and various concepts.

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

    Each Schlotzsky's store must comply with regulations adopted by federal agencies and with licensing and other regulations enforced by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new store.

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

    The Company and its franchisees must comply with the Fair Labor Standards Act and various state laws governing various matters, such as minimum wages, overtime and other working conditions. Significant numbers of the food service personnel in Schlotzsky's stores receive compensation at rates related to the federal minimum wage and, accordingly, increases in the minimum wage increase labor costs at those locations.

    The Company and its franchisees also must comply with the provisions of the Americans with Disabilities Act, which requires that employers provide reasonable accommodation for employees with disabilities and that restaurants be accessible to customers with disabilities.

EMPLOYEES

    As of December 31, 1997, the Company employed 122 persons at its corporate headquarters. None of the Company's employees is covered by a collective bargaining agreement or is represented by any labor union. The Company believes its relationship with its employees is good.

RISK FACTORS

    In addition to the other information contained in this report, the following factors should be considered carefully in evaluating the Company:

    FORWARD LOOKING STATEMENTS. This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") (and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The words "expect," "estimate," "anticipate," "predict," "believe," "intend," "plan," "project" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies; and (iv) the declaration and payment of dividends. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Report including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," as well as information contained in the Company's other filings with the Securities and Exchange Commission (the "Commission"), identify important factors that could cause such differences.

    RAPID GROWTH STRATEGY. During 1997, 120 new Schlotzsky's stores were opened. During 1995 and 1996, the Company and its franchisees opened 120 and 135 stores, respectively. This level of store openings is significantly greater than that experienced by the Company prior to 1995. The Company will rely primarily upon, its area developers, franchisees, the Turnkey Program, and new geographic markets to maintain this level of expansion. The number of openings and the performance of new stores will depend on various factors, including: (i) the availability of suitable sites for new stores; (ii) the ability of area developers to recruit qualified franchisees; (iii) the ability of franchisees to negotiate acceptable lease or purchase terms for new locations, obtain capital required to construct, build-out and operate new stores, meet construction schedules, and hire and train qualified store personnel; (iv) the establishment of brand awareness in new markets; and (v) the ability of the Company and its area developers to manage this anticipated expansion. Not all of these factors are within the control of the Company, and there can be no assurance that the Company will be able to maintain or accelerate its growth or that the Company will be able to manage its expanding operations effectively. See "Business--Strategy."

    TURNKEY PROGRAM. As of December 31, 1997, the Company had developed 57 stores under the Turnkey Program. In the future, the Company expects to significantly increase the percentage of new store openings under the Turnkey Program. The Company has limited experience in implementing this program and there can be no assurance that results experienced to date are indicative of future performance under the program. In addition, the Company may be unable to sell properties acquired under the Turnkey Program at a profit or at its cost, and the Company could be required to sell properties at a loss or hold properties indefinitely, diminishing the capital available to reinvest in the Turnkey Program. See "--Credit Risk and Contingencies," "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Business--Turnkey Program."

    RELIANCE ON AREA DEVELOPERS. The Company relies on its area developers to find qualified franchisees. Area developers are independent contractors, and are not employees of the Company. Most area developer agreements specify a schedule for opening stores in the territory covered by the agreement. In the past, the Company has agreed to extend or waive development schedules for certain area developers, and there can be no assurance that area developers will be able to meet their contractual development schedules. These schedules form the basis for the Company's expectations regarding the number and timing of new store openings. Delays in store openings could adversely affect the future operations of the Company.

    From time to time, the Company relies extensively on its area developers, many of whom do not have experience operating restaurants. In those instances, the Company has less direct involvement in recruiting franchisees and in monitoring the quality of franchised stores. The Company provides training and support to area developers, but the quality of store operations and the ability of area developers to meet development schedules may be diminished by their lack of experience. It may be difficult for the Company to enforce its area development agreements or to terminate the area development rights of area developers who fail to meet development schedules or other standards and requirements imposed by the Company, limiting the ability of the Company to develop the territories of such area developers. See "Business--Franchising."

    Between January 1, 1995 and December 31, 1997, 99 of the 375 new stores opened were within territories controlled by only two area developers. As of December 31, 1997, these two area developers controlled 14 territories having a total of 216 stores. As these 14 territories mature, system-wide growth will depend upon more activity in other territories. The Company believes that the concentration of store openings among a relatively few area developers is due primarily to the longer tenure of these area developers with the Company and the size of the territories covered by their agreements.

    DEPENDENCE ON FRANCHISING CONCEPT. Because royalties from franchisees' sales are a principal component of the Company's revenue base, the Company's performance depends upon the ability of its franchisees to promote and capitalize upon the Schlotzsky's concept and its reputation for quality and value. The Company believes that the cost to a franchisee of opening a Schlotzsky's Deli restaurant is higher than the store opening costs incurred by franchisees of many of the Company's competitors for franchisees. This necessarily limits the number of persons who are qualified to be franchisees of the Company. The Company has established criteria for area developers to use in evaluating prospective franchisees, but there can be no assurance that area developers will recruit franchisees who have the business abilities or financial resources necessary to open Schlotzsky's stores on schedule or that franchisees will conduct operations in a manner consistent with the Company's concepts and standards. See "Business--Franchising."

    The Company is subject to various state and federal laws relating to the franchisor-franchisee relationship. The failure by the Company to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. The Company believes that the franchising industry is experiencing an increasing trend of franchisees filing complaints with state and federal governmental authorities and instituting lawsuits against franchisors claiming that they have engaged in unlawful or unfair trade practices or violated express or implied agreements with franchisees. While the Company's experience is consistent with the trends in the industry, the Company believes that it is in material compliance with these laws and regulations and its agreements with franchisees, and that its relations with its franchisees are generally good. See "Business--Government Regulation" and "--Litigation."

    IMPORTANCE OF LICENSING FEES. During the past two years, the Company's revenue from private label licensing fees (brand contribution) has increased significantly as the volume of system sales has increased and franchisees have increased their participation in the Company's purchasing programs. This revenue is largely dependent upon the voluntary participation of the franchisees. The Company believes its purchasing programs provide franchisees with significant cost savings and other advantages. There can be no assurance that the Company's suppliers will not increase prices to franchisees or that franchisees will not negotiate more favorable terms from other approved suppliers. Some franchisees may also object to these fees as a source of revenue to the Company. Any of these developments could result in reduced purchases by franchisees of private label products and declining private label licensing revenue to the Company. This could have a material adverse effect on the financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

    CREDIT RISK AND CONTINGENCIES. The Company guarantees certain real estate and equipment leases and other obligations of its franchisees. The Company enters into guaranties with respect to most of the leases entered into between its franchisees and the buyers of the sites developed under the Turnkey Program. These guaranties typically cover lease payments or various other obligations of the franchisee for a period ranging from 18 months to five years, and are effective throughout the term of the 20 year lease. In addition, it is contemplated that the Company will guarantee a limited portion of most of the mortgages of certain franchisees who purchase Turnkey Program sites pursuant to the mortgage financing program which the Company plans to implement during 1998. See "Business--Turnkey Program." At December 31, 1997, the Company was contingently liable for approximately $23.3 million which is principally comprised of real estate and equipment leases and other obligations of its franchisees.

    The Company charges area developers and master licensees a fee ("developer fee") for the rights to develop a defined territory. Typically, a portion of the developer fee has been paid in cash and the balance paid with a promissory note from the area developer or master licensee. The Company periodically evaluates the credit risk and obtains annual valuations of these notes from an independent financial services institution with expertise in valuing instruments of this sort. As of December 31, 1997, the Company held notes receivable from area developers and master licensees in an aggregate principal amount of approximately $3.5 million. At December 31, 1997, the principal balance of these notes had been reserved on the financial statements of the Company by approximately $443,000, reflecting the fair market value of such notes based upon valuations from the independent financial services institution. The Company also holds notes receivable from certain franchisees related to the sale of Company-owned stores and certain other obligations. As of December 31, 1997, the outstanding principal amount of these notes was approximately $1,815,000. While the Company considers it unlikely that there will be defaults on a significant amount of the notes, such defaults could adversely affect the Company's financial condition. Parties controlled by or related to directors, officers and principal shareholders of the Company have provided financing to certain area developers and master licensees and have guaranteed obligations of certain area developers and master licensees to the Company. See "Certain Transactions--Master License and Area Development Agreements" and "Business--Franchising--International Master Licensees."

    A wholly owned subsidiary of the Company is the general partner of a limited partnership that developed a retail shopping center in the Austin area. The Company and its subsidiary have guaranteed the repayment of a loan for this project in the principal amount of $1.1 million due in April 2001. The Company does not exercise control over the partnership and does not consider its investment in the retail shopping center to represent a separate line of business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    LIMITED OPERATING HISTORY OF PROTOTYPES. Over the past several years, the Company has refined its store prototypes and currently encourages franchisees to develop larger, free-standing stores with higher visibility. This has increased the costs to franchisees of opening and operating stores. The Company and franchisees have a limited history of operating these larger stores, and results achieved to date may not be indicative of future results. There can be no assurance that, on a sustained basis, the Company will be able to attract and retain franchisees qualified to assume the increased debt and the management responsibility associated with the larger operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto.

    GEOGRAPHIC CONCENTRATION. Of the 673 stores in the system at December 31, 1997, 205 were located in Texas. A downturn in the regional economy or other significant adverse events in Texas could have a material adverse effect on the Company's financial condition and results of operations.

    CERTAIN FACTORS AFFECTING THE RESTAURANT INDUSTRY. The Company and its franchisees may be affected by risks inherent in the restaurant industry, including: adverse changes in national, regional or local economic or market conditions; increased costs of labor (including increases in the minimum wage); increased costs of food products; management problems; increases in the number and density of competitors; limited alternative uses for properties and equipment; changing consumer tastes, habits and spending priorities; changing demographics; the cost and availability of insurance coverage; uninsured losses; changes in government regulation; changing traffic patterns; weather conditions; and local, regional or national health and safety matters. The Company and its franchisees may be the subject of litigation based on discrimination, personal injury or other claims, including claims which may be based upon legislation that imposes liability on restaurants or their employees for injuries or damages caused by the negligent service of alcoholic beverages to an intoxicated person or to a minor. The Company can be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues resulting from one restaurant or a limited number of restaurants in the Schlotzsky's system. None of these factors can be predicted with any degree of certainty, and any one or more of these factors could have a material adverse effect on the Company's financial condition and results of operations.

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

    CONTROL BY PRINCIPAL SHAREHOLDERS. As of December 31, 1997, John C. Wooley and Jeffrey J. Wooley beneficially owned an aggregate of approximately 12.5% of the outstanding Common Stock. Additionally, Greenfield Capital Partners B.V. and NethCorp Investments VI B.V., entities of which Floor Mouthaan, a director of the Company is the managing director, beneficially owned an aggregate of 5.6% of the outstanding Common Stock, and Getov Holding B.V. and Buxtehude Holding B.V., entities of which John M. Rosillo, a director of the Company, is the managing director, beneficially owned an aggregate of 3.8% of the outstanding Common Stock at December 31, 1997. As a result, these shareholders, if they were to act in concert, would have the ability to influence the outcome of any issue submitted to a vote of the shareholders. There are no agreements or understandings among these shareholders regarding the voting of their shares, but to date they have voted consistently on matters submitted to a vote of the shareholders.

    DEPENDENCE ON MANAGEMENT AND KEY PERSONNEL. The Company's success is highly dependent upon the efforts of its management and key personnel, including its Chairman of the Board and President, John C. Wooley. The Company has employment agreements with John C. Wooley, Jeffrey J. Wooley, Kelly R. Arnold and Karl D. Martin, each of which includes certain noncompetition provisions that survive the termination of employment. The employment agreements with John C. Wooley and Jeffrey J. Wooley were entered into effective February 1998 and will expire in February 2001. The Company also has obtained certain noncompetition agreements from several other members of management and key personnel who are not subject to employment agreements. However, there can be no assurance such noncompetition agreements will be enforceable. The loss of the services of John C. Wooley or other management or key personnel could have a material adverse effect on the Company. The Company does not carry key man life insurance on any of its officers. See "Management."

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

    POTENTIAL VOLATILITY OF STOCK PRICE. There have been periods of significant volatility in the market price and trading volume of the Common Stock, which in many cases were unrelated to the operating performance of, or announcements concerning, the Company. General market price declines or market volatility in the future could adversely affect the price of the Common Stock. In addition, the trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the results of the Turnkey Program, changes in management, competitive factors, regulatory changes, general trends in the industry, recommendations by securities industry analysts and other events or factors. This volatility has been exacerbated by the lack of a significant public float in the Common Stock. There can be no assurance that an adequate trading market can be maintained for the Common Stock.

    SHARES ELIGIBLE FOR FUTURE SALE. As of December 31, 1997, the Company had 7,334,416 shares of Common Stock outstanding. A substantial number of shares will become available for sale in the public market at various times. No predictions can be made as to the effect, if any, that market sales or the availability of shares for future sale will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through a public offering of equity securities.

    ANTI-TAKEOVER PROVISIONS. The Texas Business Combination Law, which became effective September 1, 1997, restricts certain transactions between a public corporation and affiliated shareholders. The statute, which is applicable to the Company, may have the effect of inhibiting a non-negotiated merger or other business combinations involving the Company.

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

    The Board of Directors has the authority, without further action by the shareholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, and to issue authorized unissued shares of Common Stock. The issuance of Preferred Stock or additional shares of Common Stock could adversely affect the voting power of the Common Stockholders and could have the effect of delaying, deferring or preventing a change in control of the Company. The issuance of Preferred Stock also could adversely affect other rights of Common Stockholders, including creation of a preference upon liquidation or upon the payment of dividends in favor of the holders of Preferred Stock.

ITEM 2.  PROPERTIES

    In March 1997, the Company entered into a lease with a limited liability company owned by John C. Wooley and Jeffrey J. Wooley for a new corporate headquarters facility in Austin. This lease will expire in 2007. The new facility consists of approximately 41,000 square feet of office and storage space. The Company moved to this new facility in November 1997. The former corporate headquarters facility, consisting of approximately 11,000 square feet of office space in Austin, was sold by the Company in December 1997. See "Management's Discussions and Analysis of Financial Condition and Results of Operations--Results of Operations."

    The Company leases approximately 10,000 square feet of space for the flagship Schlotzsky's Deli restaurant and training facility in Austin and approximately 7,100 square feet for a store opened in Austin in February 1998. The Company has a ground lease for an additional 2,700 square foot store which opened in Austin in February 1998. The Company leases approximately 3,000 square feet each for two stores which it operates in Houston and the Company has plans for two additional new stores in Houston. The Company also owns the site of its store in North Lake, Illinois and leases approximately 1,800 square feet for its store in New York City. It is contemplated that one of the Houston stores and the North Lake, Illinois store will be sold, and that the other store in Houston will be closed when one of the new stores currently in the planning stages for Houston is opened.

    As of December 31, 1997, the Company had 78 store sites in various stages of development under the Turnkey Program. Construction was completed on two stores and these stores are operating and under lease. Three of the sites in development are in various stages of construction and 73 sites remain in the pre-development stage. The Company also owns three sites, which it contemplates remarketing. It is contemplated that stores developed under the Turnkey Program will be sold as they are completed. See "Business--Turnkey Program."

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

ITEM 3.  LEGAL PROCEEDINGS

    The State of New Mexico Taxation and Revenue Department has assessed the Company $131,000 for gross receipts taxes, penalties and interest for the years 1987 through 1993. The assessment imposes gross receipts taxes on franchise fees and royalties received by the Company from New Mexico franchisees and NAMF contributions by those franchisees. The Company filed a protest with the New Mexico Taxation and Revenue Department claiming that the assessment violates the Commerce Clause of the United States Constitution because the Company does not have any physical presence in or substantial nexus with New Mexico. The Company has reserved a liability for taxes and attorneys' fees in respect of this assessment. See the Consolidated Financial Statements of the Company and related Notes included elsewhere in this Prospectus. If other state taxing authorities attempt to impose taxes on receipts derived by the Company from franchisees in those states, the Company's financial condition and results of operations could be materially adversely affected.

    The Company is subject to routine litigation in the ordinary course of business, including contract, franchisee, area developer and employment-related litigation. In the course of enforcing its rights under existing and former franchise agreements and area developer agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and application of these agreements, for example, in cases of administration of the NAMF advertising funds, default or termination of franchisees or area developers, requirements or payments relating to products used in the stores (such as private label licensing), and the Turnkey Program. The Company endeavors to treat its franchisees and area developers reasonably and fairly and in compliance with applicable contractual provisions with due regard for the protection of the Company's trademarks, service marks and goodwill. None of these routine matters, individually or in the aggregate, are believed by the Company to be material to its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, no par value, and 1,000,000 shares of Class C Preferred Stock, no par value. The Company's Common Stock is traded on the National Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the Symbol "BUNZ". Trading began on December 15, 1995 in connection with the Company's initial public offering. No public market existed for the Common Stock prior to that time. As of March 20, 1998, 7,378,567 shares of outstanding Common Stock were owned of record by 251 Shareholders.

    The high and low bid prices as reported by NASDAQ for the period from January 1, 1996 to December 31, 1997 are set forth below:

                                                       HIGH        LOW
                                                     --------    --------
FISCAL 1996:
  First Quarter...................................     11           8 7/8
  Second Quarter..................................     13 3/4       9 1/2
  Third Quarter...................................     12 3/4       9 3/4
  Fourth Quarter..................................     11 3/4       9 1/4

FISCAL 1997
  First Quarter...................................     12 1/4       9 5/8
  Second Quarter..................................     14 1/4      10 3/4
  Third Quarter...................................     20 3/8      13 1/4
  Fourth Quarter..................................     20 1/4      14 1/2

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

    The Transfer Agent and Registrar for the Company's Common Stock is Harris Trust and Savings Bank of Chicago, Illinois.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The historical consolidated financial data as of and for the years ended December 31, 1995, 1996 and 1997 have been derived from the audited consolidated financial statements of the Company and its predecessor entities, included elsewhere herein. The balance sheet data and statement of operations data as of and for the years ended December 31, 1993 and 1994 have been derived from the Company's audited financial statements not included or incorporated herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere in this report.

                                                                           FISCAL YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1993       1994       1995       1996       1997
                                                                ---------  ---------  ---------  ---------  ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Royalties...................................................  $   2,969  $   4,657  $   7,425  $  10,747  $  14,561
  Franchise fees..............................................        621      1,019      1,494      1,775      1,555
  Developer fees..............................................      2,170      2,793      2,666      1,993        325
  Restaurant sales............................................        623        428        505      3,610      6,364
  Brand contribution..........................................         --        150        397      1,295      2,915
  Turnkey development.........................................         --         --         41        726      1,139
  Other fees and revenue......................................        141        256        324        568      1,110
                                                                ---------  ---------  ---------  ---------  ---------
      Total revenue...........................................      6,524      9,303     12,852     20,714     27,969
Costs and expenses:
  Service costs:
    Royalties.................................................        372      1,122      2,405      3,791      5,373
    Franchise fees............................................        338        661        767        959        813
  Restaurant operations:
    Cost of sales.............................................        202        188        189      1,183      2,014
    Labor costs...............................................        214        154        408      1,424      2,493
    Operating expenses........................................        380        260        251      1,040      1,952
  General and administrative..................................      3,679      4,199      5,751      7,028      8,054
  Depreciation and amortization...............................        268        372        458        779      1,155
                                                                ---------  ---------  ---------  ---------  ---------
      Total costs and expenses................................      5,453      6,956     10,229     16,204     21,854
                                                                ---------  ---------  ---------  ---------  ---------
    Income from operations....................................      1,071      2,347      2,623      4,510      6,115
Other:
  Interest income (expense)...................................       (240)      (201)      (149)       455        753
  Other income (expense)......................................        232        226        138        132        195
                                                                ---------  ---------  ---------  ---------  ---------
      Total other income (expense)............................         (8)        25        (11)       587        948
                                                                ---------  ---------  ---------  ---------  ---------
  Income (loss) before income taxes and extraordinary gain....      1,063      2,372      2,612      5,097      7,063
  Provision for income taxes..................................         56        927      1,017      1,902      2,614
  Gain on extinguishment of debt, net of tax..................         --         40         38         --         --
                                                                ---------  ---------  ---------  ---------  ---------
  Net income (loss)...........................................  $   1,007  $   1,485  $   1,633  $   3,195  $   4,449
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
  Net income per share--basic(1)..............................  $     .26  $     .47  $     .47  $     .58  $     .74
  Net income per share--diluted(1)............................  $     .26  $     .44  $     .42  $     .57  $     .71
CONSOLIDATED BALANCE SHEET DATA:
  Working capital.............................................  $  (2,397) $   1,909  $  18,750  $  13,515  $  42,563
  Total assets................................................     12,364     16,481     36,708     40,979     79,521
  Long-term debt, less current maturities(2)..................      6,420     10,452      3,029      3,129      1,936
  Stockholders' equity........................................        584      1,614     28,974     32,312     66,991

--------------------------

(1) Earnings per share reflects retroactive application of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share."

(2) For 1993 and 1994, long-term debt includes $5,000,000 and $8,000,000, respectively for redeemable preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company derives its revenue from several sources: royalties, franchise fees, developer fees (consisting of area developer and master licensee fees), Company-owned restaurant sales, turnkey development, brand contribution (private label licensing fees), and other franchise-related activities. Between 1991 and 1994, developer fees and franchise fees grew to represent a significant portion of total revenue as the Company sold development rights for most of the television markets in the United States and certain international territories. Franchise fees, turnkey development and brand contribution increased during this period as the rate at which stores opened increased. Since the Company has sold developer rights for virtually all of the United States, developer fees derived from these non-recurring transactions have declined as a percentage of total revenue, while franchise fees and royalties based on franchise store sales and revenue from the Turnkey Program have increased.

    Royalties are based on a percentage of franchisees' net sales and are recognized by the Company in the same period that the franchise store sales occur. Generally, royalties are earned at the rate of 6% of sales for stores opened after the 1991 year end, and 4% of sales for stores opened before that time. Royalties are paid by means of weekly automatic drafts by the Company on franchisee bank accounts for 6% royalty stores. As of December 31, 1997, 127 franchised stores were paying royalties on a monthly basis at the rate of 4%. This number of stores will decline as older franchise agreements expire (the majority of which will expire after 1998). A portion of the royalties received by the Company are paid to its area developers as royalty service costs for providing on-going services to franchisees in their territories. As more stores open under 6% franchise agreements, the Company expects that royalty service costs will approach 42% of royalties. See "Business--Franchising--Area Developers." Royalties have increased since 1992 due not only to the growth in the number of stores, but also to increases in average weekly sales. The increase in average weekly sales is due primarily to the conversion of older franchise stores to the Schlotzsky's Deli restaurant concept, as well as the selection of more free-standing locations for newer stores, which have better visibility and generally experience higher sales than the smaller "in-line" stores located in strip shopping centers which are characteristic of stores opened prior to 1992.

    Franchise fees are nonrefundable payments received by the Company from franchisees and are typically recognized into revenue as stores open. The franchise fee for a franchisee's initial store is currently $20,000. The franchise fee for each additional store committed to and opened by a franchisee is $10,000. Expenses associated with franchise fees are shown as franchise fee service costs and include the portion of the franchise fee paid to area developers. The Company generally pays area developers approximately one-half of the franchise fees collected from franchisees in their development areas, although the Company agreed to pay some area developers up to 100% of certain franchise fees as an inducement to develop their territories more quickly. As the number of stores covered by these enhanced arrangements begins to diminish and as the Company reacquires a limited number of territories, the Company expects that franchise fee service costs will decrease as a percentage of franchise fees to approximately 50%.

    Restaurant sales are reported from Company-owned stores, and declined between 1991 and 1994 as a result of the Company's strategy adopted in 1991 to develop only franchised stores. The number of Company-owned stores declined from 22 to two stores between 1990 and 1994. Restaurant sales increased significantly in 1996 because the Company's flagship restaurant in Austin, Texas was in operation the entire year and because two additional stores were acquired from franchisees during 1996. Currently, Company stores are operated primarily for product development, concept refinement and training franchisees. Management does not believe that the operating cost of sales for Company-owned stores is indicative of costs for franchised stores on a system-wide basis. Restaurant sales should increase as the Company opens a limited number of additional Company-owned stores. See "Business--Strategy--Company-Owned Stores."

    The Company charges developers a nonrefundable fee for the exclusive rights to develop a defined territory for a specified term. Typically, a portion of the developer fee is paid in cash and the balance is paid with a promissory note. See "Business--Franchising--Area Developers" and "--International Master Licensees." When the Company has fulfilled substantially all of its contractual responsibilities and obligations, such as training, providing manuals, and, in the case of master licensees, reasonable efforts to obtain trademark registration, the Company recognizes as revenue the cash portion of the fee and the value of the promissory note, as determined by an independent third party valuation. These fees have declined in the last two years as most of the remaining domestic territories have been sold and fees from the licensing of international territories, which are not aggressively marketed by management, remain sporadic.

    Revenue is also generated from brand contribution (private label licensing fees) and the Turnkey Program. The Company has licensed manufacturers to produce Schlotzsky's private label products and began receiving licensing fees from sales of private label foods to franchisees in late 1994. This revenue has increased significantly to $1,295,000 for 1996 and $2,915,000 for 1997. The Company believes that private label licensing fees will increase as system-wide sales grow. See "Business--Purchasing; Private Labeling" and "Risk Factors--Importance of Licensing Fees."

    Under the Turnkey Program, the Company works independently or with an area developer to identify superior store sites within a territory. The Company typically purchases or leases a selected site, designs and constructs a Schlotzsky's Deli restaurant on the site and sells, leases or subleases the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. The Company typically guaranties a portion of the lease in favor of the investor, and is indemnified by the franchisee in the event the guaranty is called upon. Revenue and allocable expenses from these transactions have been deferred, even though the Company typically receives cash when the property is sold. From time to time, the Company may assign its earnest money contract on a site and the franchisee's lease to a third party investor who then assumes responsibility for developing the store. Upon assignment of its earnest money contract, the Company has deferred revenue and allocable costs where it has provided credit enhancement. The Company may charge a fee for managing the construction of a store on a site which it does not own. This revenue is recognized when the fees are earned and the Company has fulfilled its obligations. The Company believes that the Turnkey Program enhances the Company's ability to recruit qualified franchisees by securing and developing high profile sites and achieving critical mass for advertising purposes more quickly in selected markets. In addition, while the Company may be called upon to perform on its guaranties, the Company considers this a customary service benefitting franchisees and, ultimately, the franchise system. The Company believes that the guaranties enhance the brand image because they facilitate higher quality restaurants at superior sites which would otherwise be unavailable to many franchisees. Also, the Company is immediately benefitted by the increase in cash flows because it has typically received cash of approximately $100,000 in excess of its costs associated with each property, and because the Company receives royalties on these prototype stores that tend to experience higher than average sales.

    The following table sets forth (i) the percentage relationship to total revenue of the listed items included in the Company's consolidated statements of operations, except as otherwise indicated, and (ii) selected store data.

                                                           FISCAL YEARS ENDED DECEMBER 31,
                                                    ----------------------------------------------
                                                         1995            1996            1997
                                                    --------------  --------------  --------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Royalties.......................................            57.8%           51.9%           52.1%
  Franchise fees..................................            11.6             8.6             5.6
  Developer fees..................................            20.7             9.6             1.2
  Restaurant sales................................             4.0            17.4            22.7
  Brand contribution..............................             3.1             6.3            10.4
  Turnkey development.............................              .3             3.5             4.1
  Other fees and revenue..........................             2.5             2.7             3.9
                                                    --------------  --------------  --------------
    Total revenue.................................           100.0           100.0           100.0
Costs and expenses:
  Service costs:
    Royalties(1)..................................            32.4            35.3            36.9
    Franchise fees(2).............................            51.3            54.0            52.3
  Restaurant operations:
    Cost of sales(3)..............................            37.3            32.8            31.6
    Labor costs(3)................................            80.8            39.5            39.2
    Operating expenses(3).........................            49.7            28.8            30.7
  General and administrative......................            44.8            33.9            28.8
  Depreciation and amortization...................             3.6             3.8             4.1
      Total costs and expenses....................            79.6            78.2            78.1
                                                    --------------  --------------  --------------
    Income from operations........................            20.4            21.8            21.9
                                                    --------------  --------------  --------------
Other:
  Interest income (expense).......................            (1.2)            2.2             2.7
  Other income(expense)...........................             1.1             0.6             0.7
                                                    --------------  --------------  --------------
      Total other income (expense)................            (0.1)            2.8             3.4
                                                    --------------  --------------  --------------
  Income (loss) before income taxes and
    extraordinary gain............................            20.3            24.6            25.2
  Provision for income taxes......................             7.9             9.2             9.3
  Gain on extinguishment of debt, net of tax......              .3        --              --
                                                    --------------  --------------  --------------
  Net income......................................            12.7%           15.4%           15.9%
                                                    --------------  --------------  --------------
                                                    --------------  --------------  --------------
STORE DATA:
  System-wide sales(4)............................  $      142,500  $      202,400  $      270,400
  Change in same store sales(5)...................             1.7%            3.3%            3.4%
  Average annual store sales(6)...................  $      368,000  $      410,000  $      455,000
  Weighted average weekly store sales(6)..........  $        7,086  $        7,867  $        8,753
  Change in weighted average weekly store
    sales(7)......................................            12.9%           11.0%           11.3%
  Number of stores opened during period...........             120             135             120
  Number of stores closed during period...........              10              25              20
  Number of stores in operation at end of
    period........................................             463             573             673

------------------------

(1) Expressed as a percentage of royalties.

(2) Expressed as a percentage of franchise fees.

(3) Expressed as a percentage of restaurant sales.

(4) In thousands. Includes sales for all stores, as reported by franchisees or derived by the Company from other data reported by franchisees.

(5) Same store sales are based upon stores which were open for the entire period indicated and for at least 18 months as of the end of the corresponding prior period.

(6) In actual dollars (rounded in the case of average annual store sales).

(7) Percentage change in weighted average weekly store sales from previous fiscal year.

RESULTS OF OPERATIONS

FISCAL YEAR 1997 COMPARED TO 1996

    REVENUE.  Total revenue increased 35.0% from $20,714,000 to $27,969,000.

    Royalties increased 35.5% from $10,747,000 to $14,561,000. This increase was due to the full year impact of stores opened in 1996 and the addition of 120 restaurants opened during the period from January 1, 1997 to December 31, 1997. Also contributing to the increase was the growing influence of larger freestanding stores with higher visibility, an 11.3% increase in average weekly sales and a 3.4% increase in same store sales.

    Franchise fees decreased 12.4% from $1,775,000 to $1,555,000. This decrease was a result of 15 fewer openings during 1997, as compared to 1996. The fewer number of openings is principally the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified and better capitalized franchisees.

    Developer fees decreased 83.7% from $1,993,000 to $325,000. This decrease was primarily the result of less emphasis on these transactional fees and the fact that the development rights to most domestic markets have been sold. The Company anticipates that developer fees received in the future will primarily result from re-marketing development rights it re-acquires.

    Restaurant sales increased 76.3% from $3,610,000 to $6,364,000. This increase was attributable to a 17.4% increase in sales volume at the Company's flagship store and the opening of two additional Company-owned stores in 1997. In the future, it is contemplated that the Company will market to franchisees certain of its Company-owned stores, but that several other Company-owned stores will be developed, operated and maintained by the Company in certain key markets.

    Private label licensing fees (brand contributions) increased 125.1% from $1,295,000 to $2,915,000. The increase was the result of more favorable terms with certain major suppliers than terms in place in the prior year, as well as the increasing volume of system-wide sales and greater franchisee participation in the Company's purchasing programs.

    Turnkey development revenue increased 56.9% from $726,000 to $1,139,000. Cash received in excess of costs allocable to 1997 Turnkey Program transactions in which the Company provided credit enhancement on franchisees' leases was treated as deferred revenue, and accordingly, did not impact the current year's revenue or net income. Revenue in 1997 included approximately $303,000 of rental revenue from sites completed and under lease. Forty sites developed under the Turnkey Program were sold during 1997, seven of which had no credit enhancement associated with the transaction, and the revenues from that activity comprises the balance of Turnkey development revenue generated during this period.

    Other fees and revenues increased 95.4% from $568,000 to $1,110,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in July 1997.

    COSTS AND EXPENSES. Royalty service costs increased 41.7% from $3,791,000 to $5,373,000. This increase was a direct result of the increase in royalty revenue for 1997, as compared to 1996. Royalty service costs as a percentage of royalties grew from 35.3% to 36.9%. This increase reflects the growing percentage of restaurants serviced by the area developer system and whose area developers receive approximately 42% of the royalties from stores in their territories.

    Restaurant cost of sales, which consists of food, beverage and paper costs, increased 70.2% from $1,183,000 to $2,014,000, but as a percentage of restaurant sales decreased from 32.8% to 31.6%. Also, restaurant labor costs increased 75.1% from $1,424,000 to $2,493,000, but as a percentage of restaurant sales decreased from 39.4% to 39.2% for the same period in 1996. These percentage decreases were primarily due to the improving operational efficiencies attained in the various Company-owned stores. Restaurant operating expenses have increased 87.7% from $1,040,000 to $1,952,000, and as a percentage of restaurant sales increased from 28.8% to 30.7% for 1997, as compared to 1996. The increase in operating expenses is due to the additional facility costs for the additional stores the Company operates.

    General and administrative expenses increased 14.6% from $7,027,000 to $8,054,000, but as a percentage of total revenue decreased from 33.9% to 28.8%. The dollar increase was principally the result of additional personnel at the corporate office, including certain one-time expenses related to the hiring and relocation of the individuals. The percentage decrease is the result of revenue increasing at a greater rate than these expenses for 1997. Turnkey Program costs were included with general and administrative expenses in 1997 reflecting the fact that allocable Turnkey costs were deferred along with the revenue deferred on certain transactions. The remaining nonallocable Turnkey Program costs were insignificant.

    Depreciation and amortization increased 48.4% from $779,000 to $1,156,000, and as a percentage of revenue increased from 3.8 to 4.1%. This increase was principally due to amortization of goodwill and other intangibles acquired in 1996 and 1997, and depreciation related to the additional stores the Company was operating during the year.

    OTHER. Net interest income increased 65.5% from $455,000 to $753,000. This increase was a result of a higher level of funds invested during the more recent period because of the secondary offering.

    INCOME TAX EXPENSE. Income tax expense reflects a combined federal and state effective tax rate of 37.0% for 1997, which is slightly lower than the effective combined tax rate for the comparable period in 1996. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be between 37% and 38% in 1998.

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

    Restaurant sales increased from $506,000 to $3,610,000. Fiscal year 1996 was the first full year of operations for the Company's flagship store in Austin, Texas which opened in late 1995, and the Company operated two stores purchased from franchisees during the second quarter of 1996. It is the Company's intention to re-market the units acquired from franchisees once operations and profitability are improved at those stores.

    Private label licensing fees increased 226.1% from $397,000 to $1,295,000 because of an increase in the volume of these products purchased by franchisees and the re-negotiated terms of two contracts from major suppliers.

    Turnkey development revenue rose from $41,000 to $726,000 in 1996 (of which $364,000 was rental revenue for periods of operations prior to the sales of the sites). The completion of 16 Turnkey Program sites and the sale of 10 of these sites accounted for the increase in 1996.

    Other fees and revenues increased 75.3% from $324,000 to $568,000 due primarily to an increase in the overhead recovery from the Company's national advertising fund and other nonrecurring miscellaneous fees.

    COSTS AND EXPENSES. Royalty service costs increased 57.6% from $2,405,000 to $3,791,000. This increase was a result of the growth in royalty revenue and the increasing percentage of Schlotzsky's restaurants under the area developer program for the year ended December 31, 1996, as compared to the same period in the prior year. Likewise, royalty service costs as a percentage of royalties increased from 32.4% to 35.3%.

    Franchise fee development costs increased 25.0% from $767,000 to $959,000. This increase was a result of the number of stores opened during the period.

    Restaurant cost of sales, which consists of food, beverage and paper costs, increased 525.9% from $189,000 to $1,183,000. This increase reflects the impact of full-year operations at the Company's flagship store which opened in Austin, Texas in November 1995, and the operation of two stores acquired from franchisees in the second quarter of 1996. The Company expects these costs to increase only slightly in 1997 as expenses level off at the flagship store, subject to opportunities to acquire, operate and improve other franchisee stores that are not performing well. It is contemplated that the Company would re-market such stores after improvements are made.

    Restaurant labor cost and operating expenses also reflect the impact of full-year operations at the Company's flagship store and the addition of the two former franchisee restaurants now being operated by the Company. Labor costs increased 249.0% from $408,000 to $1,424,000. Additionally, restaurant operating expenses grew 314.3% from $251,000 to $1,040,000 for the twelve months ended December 31, 1996. Due to the training and product development performed at the flagship store, the Company does not anticipate these costs to be indicative of those of a franchised restaurant.

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

    Depreciation and amortization increased 70.1% from $458,000 to $779,000. The increase was primarily due to first time depreciation of improvements and equipment at the Company's flagship store and the two additional stores acquired from franchisees during the second quarter of 1996. Amortization of pre-opening costs for the flagship store and the royalty value related to remarketing the two newly acquired stores were the primary factors contributing to an increase in amortization expense.

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

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities was $5,608,000 for 1997. Royalties from the addition of new stores and increased private label licensing fees (brand contributions) resulted in net income of $4,449,000 for the year. Proceeds from the sales of Turnkey Program properties generated $29,977,000 of cash flow while $28,355,000 of cash was used in purchasing and developing new sites under the Turnkey Program. Accounts receivable increased $6,995,000 during the year primarily because proceeds from a number of Turnkey Program projects disposed of at the end of the year were not received until after year end. Accounts payable and accrued liabilities increased $4,421,000 primarily because of construction costs incurred during the fourth quarter that were due subsequent to the end of the year. Net cash of $8,798,000 was used in investing activities primarily consisting of expenditures of $7,436,000 on the completion of Company-owned stores, three future sites of additional Company stores and the construction of its new corporate headquarters. As a result of the sale of the Company's former headquarters and a Company-owned store, sale of equipment generated $1,655,000 of cash flow. Also, the Company used $2,722,000 to re-acquire the development rights to several domestic territories and re-acquire franchise rights in some selected markets. During 1997, financing activities provided cash of approximately $28,805,000 due primarily to the issuance of 1,731,825 shares of common stock in the Company's secondary public offering. The Company used proceeds from the offering to retire approximately $2,537,000 of debt during the year.

    Net cash used in operating activities in 1996 was $2,168,000. Net cash used in investing activities was $4,246,000 in 1996 primarily as a result of re-acquisition of several domestic development territories. The acquisition of these territories along with the purchase of two stores from franchisees, was a cash use of approximately $1,912,000. The Company also invested $1,664,000 in the development of Company-owned stores. Additionally, the Company invested $300,000 to acquire a preferred equity interest in a master licensee. In 1996, financing activities used net cash of $292,000. The Company retired debt of approximately $915,000 during the period. In connection with the purchase of two stores and rights to several territories, the Company issued $584,000 of notes payable and long-term debt.

    At December 31, 1997, the Company had approximately $2,187,000 of debt outstanding. During 1996, the Company borrowed approximately $584,000 in connection with the re-acquisition of certain domestic development rights described above. Notes payable were issued to the area developers whose development rights were re-acquired. The interest rates on the notes range from 8.5% to 9.0% and all mature prior to the end of 1998. During 1997, the Company borrowed an additional $1,113,000 primarily in connection with the re-acquisition of certain domestic development rights. These notes bear interest at rates ranging from 9.0% to 10.6% and all mature by the end of 2002. The Company guarantees certain real estate leases, equipment leases and other obligations of franchisees. At December 31, 1997, these contingent liabilities totaled approximately $23,288,000. Included in this amount is a construction loan for a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits. The loan, for which the Company is liable for the full amount, had a balance of $1,117,000 at December 31, 1997, bears interest at prime plus 1.25% and matures April 2001. Monthly payments are being made by the limited partnership.

    The Company plans to develop additional Company-owned stores in the next 18 months in the Austin market and certain selected other markets. Funds of approximately $8,000,000 are estimated to be required for the development of Company-owned stores. Two stores have opened in the first quarter of 1998 and the Company completed the construction of its new Company headquarters in the fourth quarter of 1997. Proceeds from the secondary public offering were used to complete these construction projects.

    The Company continues to expand and refine its Turnkey Program and expects that it will have 50 to 100 sites under contract or at various stages of development at any given time. The Company has used the net proceeds from its public offerings and the proceeds from sites it has sold and contracts assigned to finance the activity of the Turnkey Program. With the anticipated growth in the Turnkey Program, the capital required to finance the Turnkey Program will increase significantly. During 1997, the Company completed transactions involving 41 sites under the Turnkey Program, which consisted of 33 completed stores, 7 assignments of earnest money contracts and the completion of one Company-owned store.

Seventy-eight properties were under contract or in various stages of development at December 31, 1997. The tables below provide a summary of the Turnkey Program activity since its inception and a summary of the status of the Turnkey Program at December 31, 1997.

    Turnkey development revenue consists of the following:

                                                     FOR THE YEAR ENDED DECEMBER
                                                                 31,
                                                    ------------------------------
                                                         1996            1997
                                                    --------------  --------------
Sales to investors and franchisees................  $    6,638,150  $   23,022,364
Development and construction management fees......         174,979         190,000
                                                    --------------  --------------
  Gross Turnkey Program revenue...................       6,813,129      23,212,364
Turnkey Program costs.............................      (6,455,618)    (21,013,973)
                                                    --------------  --------------
  Net revenue from Turnkey Program projects.......         357,511       2,198,391
Rental income.....................................         368,402         303,091
Interim construction interest.....................        --                 1,270
Less: deferred revenue............................        --            (1,364,142)
                                                    --------------  --------------
  Total Turnkey Program revenue...................  $      725,913  $    1,138,610
                                                    --------------  --------------
                                                    --------------  --------------

    The following table reflects system performance of the Turnkey Program since its inception in 1995.

                                                                                  NUMBER OF UNITS
                                                                       -------------------------------------
                                                                          1995         1996         1997
                                                                          -----        -----        -----
Sites in process at beginning of year................................      --               27           30
Sites beginning development during the year..........................          32           19           90
Sites completed as Company-owned stores..............................      --               (1)          (1)
Sites inventoried to real estate held for sale.......................      --               (5)      --
Sites sold--revenue recognized.......................................          (5)         (10)          (7)
Sites sold--revenue deferred.........................................      --           --              (33)
Other................................................................      --           --               (1)
                                                                              ---          ---          ---
Sites in process at end of year......................................          27           30           78
                                                                              ---          ---          ---
                                                                              ---          ---          ---

                                                                                                              INVESTED AT
                                                                                                              DECEMBER 31,
                                                                                                                  1997
                                                                                                              ------------
Opened (receiving rent & royalties)..................................           2            8            2    $1,646,000
Investment Sites (under construction)................................           9            9            3     4,092,000
Predevelopment Site (prequalification)...............................          11           13           73     1,213,000
Other................................................................           5       --           --            --
                                                                              ---          ---          ---   ------------
Total................................................................          27           30           78    $6,951,000
                                                                              ---          ---          ---   ------------
                                                                              ---          ---          ---   ------------

    The Company currently has a line of credit available from a financial institution to finance Turnkey Program capital requirements. The line of credit can be drawn upon to fund up to $12,000,000, bears interest at the bank's prime lending rate and expires April 2000. As of December 31, 1997, the Company had not drawn upon this line of credit.

    The Company believes that cash flow from operations, together with the proceeds of the Turnkey Program, collections from notes receivable and borrowings under existing credit facilities described above and the proceeds from its secondary offering will be sufficient to meet the Company's anticipated cash needs for the foreseeable future. To the extent that the net proceeds from the Turnkey Program, credit facilities, cash flow from operations and the proceeds from its secondary offering are insufficient to finance the Company's future expansion plans, the Company intends to seek additional funds for this purpose from future debt financings or additional offerings of equity securities, although there can be no assurance of the availability of such funds on acceptable terms in the future.

    YEAR 2000 COMPLIANCE

    The year 2000 issue is a result of many computer problems being written using two digits, e.g. "98", to define a year. Date-sensitive software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in business activities and transactions.

    The Company's computer software programs utilize four digits to define the applicable calendar year and therefore the Company believes that it has no material internal risk concerning the Year 2000 issue. Any problems the Company's suppliers and customers may have related to this issue are not expected to materially adversely affect the Company. The Company has not incurred any costs related to this issue and is not expected to incur any material costs in connection with the year 2000 issue in the future.

    RECENT ACCOUNTING STANDARDS. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures and Pensions and Other Postretirement Benefits", which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 does not change the existing measurement of recognition provisions of SFAS Nos. 87, 88 or 106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

    Management does not believe the implementation of these recent accounting pronouncements will have a material effect on its consolidated financial statements.

QUARTERLY COMPARISONS

    Since the adoption of the Schlotzsky's Deli restaurant concept in 1991, the Company has experienced growth in royalties and franchise fees. Store openings typically mark the recognition of franchise fees and the beginning of the royalty stream to the Company. Accordingly, a large increase in store openings has a significant impact on the amount and timing of revenue. The timing of store openings can also affect the same store sales and other period-to-period comparisons. There were 120 store openings in 1995, 135 in 1996 and 120 in 1997. At January 1, 1995, the initial franchise fee was increased from $15,000 to $17,500 and was further increased to $20,000 effective July 1, 1995. The net profitability from developer fees is substantially higher than that derived from royalties and franchise fees because of the relatively lower costs associated with developer fees. Therefore, quarters in which the Company derived a high percentage of total revenue from developer fees reflect substantially higher margins. While developer fees have been a significant portion of revenue in past quarters, it is anticipated that they will not be material in the future because most of the attractive developer territories in the United States have been sold. Moreover, the Company anticipates that royalty and other revenue will continue to increase so that developer fees will decline as a percentage of total revenue, resulting in more normalized margins. Also, the Company believes restaurant sales and private label licensing fees (brand contributions) will continue to increase as a percentage of revenue.

    The Company recorded a significant fourth quarter adjustment related to activities within the Turnkey Program. The adjustment included the deferral of approximately $1,889,000, representing the excess of proceeds received of approximately $24,268,000 over the related development costs of approximately $22,380,000, in connection with the transfer of title or assignment of earnest money contracts on 33 Turnkey Program properties to various third-party investors. Revenue is deferred only in those Turnkey Program transactions for which the Company provides a credit enhancement to the third-party investor in the form of a guaranty on the franchisee lease assigned at the same time that the sale or assignment occurs. The Company has also deferred certain costs of approximately $894,000 associated with the acquisition, development and, in some instances, construction of the Turnkey Program properties. The applicable tax effect of the adjustments was approximately $368,000.

    Management believes that the Company experiences only moderate seasonality. The Company attempts to make store sales less seasonal by offering a variety of products which tend to sell better during various seasons.

    The following table presents unaudited quarterly results of operations for the 1995, 1996 and 1997 fiscal years.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                       PRESENTATION OF QUARTERLY FIGURES
                            AS OF DECEMBER 31, 1997

                                                        1995                                        1996
                                     ------------------------------------------  ------------------------------------------
                                        1ST        2ND        3RD        4TH        1ST        2ND        3RD        4TH
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
Royalties..........................  $   1,476  $   1,858  $   1,961  $   2,130  $   2,245  $   2,675  $   2,875  $   2,953
Franchise fees.....................        368        390        228        508        348        475        400        553
Developer fees.....................        287        324        260      1,795        595        416        325        657
Restaurant sales...................         76         80         77        273        566        810      1,061      1,173
Brands contribution................          7        145         65        180        121        238        511        424
Turnkey development................     --             12         18         12         39         80        143        463
Other fees and revenue.............         90        154         38         40        168        214        123         63
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
  Total revenues...................      2,304      2,963      2,647      4,938      4,082      4,908      5,438      6,286
COSTS & EXPENSES...................      2,063      2,567      2,533      3,066      3,261      3,945      4,240      4,758
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
OPERATING INCOME...................        241        396        114      1,872        821        963      1,198      1,528
NET INCOME.........................  $     178  $     244  $      58  $   1,152  $     629  $     714  $     798  $   1,053
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Earnings per share--basic(1).......  $    0.02  $    0.05  $   (0.03) $    0.43  $    0.11  $    0.13  $    0.14  $    0.20
Earnings per share--diluted(1).....  $    0.02  $    0.04  $   (0.03) $    0.39  $    0.11  $    0.13  $    0.14  $    0.19
Store Openings.....................         29         27         25         39         28         33         31         43

                                                        1997
                                     ------------------------------------------
                                        1ST        2ND        3RD        4TH
                                     ---------  ---------  ---------  ---------

REVENUES:
Royalties..........................  $   3,278  $   3,606  $   3,820  $   3,858
Franchise fees.....................        353        240        411        551
Developer fees.....................     --            125     --            200
Restaurant sales...................      1,324      1,439      1,636      1,965
Brands contribution................        535        807        791        783
Turnkey development................        685        762      1,374     (1,683)
Other fees and revenue.............        160        361        312        276
                                     ---------  ---------  ---------  ---------
  Total revenues...................      6,335      7,340      8,344      5,950
COSTS & EXPENSES...................      4,969      5,575      6,405      4,906
                                     ---------  ---------  ---------  ---------
OPERATING INCOME...................      1,366      1,765      1,939      1,044
NET INCOME.........................  $     889  $   1,162  $   1,234  $   1,164
                                     ---------  ---------  ---------  ---------
                                     ---------  ---------  ---------  ---------
Earnings per share--basic(1).......  $    0.16  $    0.21  $    0.22  $    0.15
Earnings per share--diluted(1).....  $    0.16  $    0.20  $    0.21  $    0.14
Store Openings.....................         29         21         28         42

------------------------------

(1) Earnings per share reflects retroactive application of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Earnings (loss) per share in 1995 were impacted by dividends on redeemable preferred stock outstanding during 1995.

IMPACT OF INFLATION

    The Company believes that inflation did not have a material impact on its operations for the periods reported. Significant increases in labor, employee benefits, food costs and other operating expenses could have a material adverse effect on franchisees' store operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the financial statements referred to in the index on page F-1 setting forth the Consolidated Financial Statements of Schlotzsky's, Inc. and Subsidiaries, together with the report of Coopers & Lybrand L.L.P. dated April 10, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with regard to directors and executive officers and their business experience is set forth under "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1998, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with regard to executive compensation and pension or similar plans is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1998, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with regard to security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1998, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with regard to certain relationships and related transactions is set forth under "Election of Directors; Certain Relationships and Related Transactions," in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 1998, and is incorporated herein by reference.

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

(a)(3) EXHIBITS

     3.1            --  Articles of Incorporation of the Registrant, as amended.(1)
     3.2            --  Bylaws of the Registrant, as amended.(1)
     4.1            --  Specimen stock certificate evidencing the Common Stock

    10.1            --  Form of Unit Franchise Agreement entered into by the Registrant and franchisees.(1)
    10.2            --  Form of Unit Development Agreement entered into by the Registrant and franchisees.(1)
    10.3            --  Form of Area Developer Agreement entered into by the Registrant and area developers.(1)
    10.4            --  Form of Master License Agreement entered into by the Registrant and area developers.(1)
    10.5 (a)        --  Form of Territorial Agreement entered into by the Registrant and master licensees.(1)
    10.5 (b)        --  Form of Master Development Agreement entered into by the Registrant and master licensees.(1)
    10.6            --  Preferred Stock Repurchase Agreement, dated October 1993, among the Company,
                        John C. Wooley, Jeffrey J. Wooley, and the purchasers of Class A Preferred
                        Stock.(1)
    10.7            --  Preferred Stock Purchase Agreement, dated July 20, 1994, among the Registrant and the purchasers.(1)
    10.8            --  Registration Rights Agreement, dated July 20, 1994, by and between the
                        Registrant and the shareholders named therein.(1)
    10.9            --  Second Amended Agreement among Shareholders, dated July 20, 1994, by and among the Registrant and the Shareholders described therein.(1)
    10.10           --  Loan/Compromise and Settlement Agreement, dated April 7, 1994, between the
                        Federal Deposit Insurance Corporation as Receiver of Bank of the Hills, Austin,
                        Texas, and the Registrant.(1)
    10.11           --  Promissory Note, dated May 18, 1993, of the Registrant to First State Bank,
                        Austin, Texas in the original principal amount of $381,249.99.(1)
    10.12(a)        --  Promissory Note, dated April 15, 1993, of the Registrant to Janet P. Newberger
                        and Lester Baum, as trustees of the 1992 Newberger Family Trust, in the original principal amount of $750,000.(1)
    10.12(b)        --  Promissory Note, dated March 31, 1994, by and between the Registrant and Janet
                        P. Newberger and Lester Baum, co-trustees of the 1992 Newberger Family Trust.(1)
    10.12(c)        --  Second Modification Agreement, dated effective December 31, 1994, by and between the Registrant and Janet P. Newberger and Lester Baum, as trustees of the 1992
                        Newberger Family Trust.(1)
    10.12(d)        --  Promissory Note, dated September 6, 1995, of the Registrant to JanMor
                        Corporation, in the original principal amount of $400,000.(1)
    10.13           --  Promissory Note, dated February 1, 1995, of the Registrant to Liberty National
                        Bank, Austin, Texas in the original principal amount $220,000, Security
                        Agreement, dated February 1, 1995 and Guarantee, dated February 1, 1995, by and between John C. Wooley and Liberty National Bank.(1)
    10.14           --  Real Estate Lien Note and Deed of Trust, Security Agreement and Financing
                        Statement, dated March 31, 1995, of the Registrant to Texas Bank, N.A. in the
                        original principal amount of $500,000.(1)
    10.15           --  Promissory Note, dated April 14, 1995, between the Registrant and First State
                        Bank in the original principal amount of $2,000,000.(1)
    10.16           --  Promissory Note and Security Agreement, dated July 15, 1993, of the Registrant to R. M. Wilkin, Inc. in the original principal amount of $450,000.(1)
    10.17           --  Commitment Letter, dated July 7, 1995, by and between AT&T Commercial Finance
                        Corporation and the Registrant in an amount not to exceed $1,100,000.(1)
    10.18           --  Term Sheet, dated July 19, 1995 by and between BeneVent-Noro and the
                        Registrant.(1)
    10.19           --  Promissory Note, dated December 1, 1994, by and between Bee Cave/Westbank, Ltd.
                        and Liberty National Bank in the original principal amount of $1,150,000.(1)

    10.20           --  Loan Commitment, dated July 18, 1995, by and between Manns Capital Corporation and Bee Cave/Westbank, Ltd., and Letter Amendment to Permanent Loan Commitment,
                        dated July 28, 1995.(1)
    10.21           --  Promissory Note, dated August 18, 1995, by and between the Registrant and First
                        State Bank in the original principal amount of $850,000.(1)
    10.22           --  Operating Lease for 218 South Lamar, dated May 27, 1994, by and between William
                        C. Pfluger, et al. and Schlotzsky's Restaurants, Inc.(1)
    10.23           --  Lease Agreement, September 8, 1995, by and between the Registrant and Austin CBD
                        29, Inc.(1)
    10.24           --  Deed of Trust and Real Estate Lien Note, dated December 31, 1993, by and between
                        Schlotzsky's Real Estate, Inc. and Austin CBD Block 29, Ltd.(1)
    10.25(a)        --  Franchise Financing Program Procedures for Qualified Franchisees, dated April
                        15, 1994, by and between Captec Financial Group, Inc. and the Registrant.(1)
    10.25(b)        --  Ultimate Net Loss Agreement, dated April 15, 1994, by and between the Registrant and Captec Financial Group, Inc.(1)
    10.25(c)        --  Amendment to Ultimate Net Loss Agreement, dated March 30, 1995.(1)
    10.26(a)        --  Franchise finance letter of understanding, dated February 21, 1994, by and between Stephens Franchisee Finance and the Registrant.(1)
    10.26(b)        --  Franchisee Financing Agreement, dated September 1, 1994, between the Registrant and Stephens Diversified Leasing, Inc.(1)
    10.27           --  Agreement, dated July 1, 1994, by and among Thomas Development Corporation,
                        Micardo, Inc. and the Registrant.(1)
    10.28           --  Earnest Money Contract, dated May 20, 1994, among Schlotzsky's Real Estate,
                        Inc., William C. Pfluger, et al., Schlotzsky's Restaurants, Inc., the Registrant
                        and John C. Wooley.(1)
    10.29           --  Unsecured Promissory Note, dated June 29, 1993, from John C. Wooley payable to the Registrant in the original principal amount of $280,000.(1)
    10.30           --  Unsecured Promissory Note, dated June 29, 1993, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $150,000.(1)
    10.31           --  Unsecured Promissory Note, dated January 1, 1993, from John C. Wooley payable to the Registrant in the original principal amount of $319,712.45.(1)
    10.32           --  Unsecured Promissory Note, dated January 1, 1993, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $76,540.93.(1)
    10.33           --  Unsecured Promissory Note, dated February 6, 1995, from John C. Wooley payable to the Registrant in the original principal amount of $131,000.(1)
    10.34           --  Unsecured Promissory Note, dated February 6, 1995, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $6,000.(1)
    10.35           --  Schlotzsky's, Inc. 1993 Third Amended and Restated Stock Option Plan of the
                        Registrant.
    10.36(a)        --  Employment Agreement, dated as of December 21, 1995, by and between the
                        Registrant and John C. Wooley.
    10.36(b)        --  Employment Agreement, dated as of December 21, 1995, by and between the
                        Registrant and Jeffrey J. Wooley.
    10.36(c)        --  Employment Agreement, dated January 1, 1994, by and between the Registrant and
                        Kelly R. Arnold.(1)
    10.36(d)        --  Employment Agreement, dated January 1, 1994, by and between the Registrant and
                        Karl D. Martin.(1)

    10.37(a)        --  Indemnity Agreement, dated June 30, 1993, by and between the Registrant and John
                        C. Wooley.(1)
    10.37(b)        --  Indemnity Agreement, dated June 30, 1993, by and between the Registrant and
                        Jeffrey J. Wooley.(1)
    10.38           --  Form of Indemnification Agreement for Directors and Officers of the
                        Registrant.(1)
    10.39           --  Schlotzsky's 1995 Nonemployee Directors Stock Option Plan, and form of Stock
                        Option Agreement.(1)
    10.40           --  Warrant Certificate, dated March 31, 1994, of the Registrant to William C.
                        Pfluger for 75,000 warrants.(1)
    10.41           --  Confidentiality Agreement, dated December 8, 1989, by and between Bunge Foods
                        Corporation and Schlotzsky's Franchising Limited Partnership.(1)
    10.42           --  Real Estate Lien Note dated December 31, 1993, from CBD Block 29, Ltd. to
                        Schlotzsky's Real Estate, Inc. in the original principal amount of
                        $302,209.12.(1)
    10.43           --  Promissory Note, dated October 4, 1995, from the Registrant to First State Bank,
                        Austin, Texas in the original principal amount of $576,000.(1)
    10.44           --  Promissory Note dated October 25, 1995, from the Registrant to United Bank &
                        Trust in the original principal amount of $500,000.(1)
    10.45           --  Promissory Note dated November 1995 from Registrant and Schlotzsky's
                        Restaurants, Inc. to AT&T Commercial Finance Corporation in the original principal amount of $1,100,000.(1)
    10.46           --  Promissory Note dated November 17, 1995 from Registrant to Comerica Bank--Texas in the original principal amount of $245,000.(1)
    10.47*          --  Form of Guaranty between Schlotzsky's, Inc. and Landlord with respect to Turnkey restaurants.
    10.48*          --  Form of Tenant Acknowledgment with Indemnification between Schlotzsky's Real
                        Estate, Inc. and Franchisee concerning Turnkey restaurants.
    22.1 *          --  List of subsidiaries of the Registrant.
    24.1 *          --  Consent of Coopers & Lybrand L.L.P.
    25.1            --  Power of Attorney (contained on the signature page of this Registration
                        Statement).
    27.1 *          --  Financial Data Schedule--fiscal year ending 1997.
    27.2 *          --  Financial Data Schedule--restated data for fiscal years ending 1995, 1996 and first, second and third quarters of 1996.
    27.3 *          --  Financial Data Schedule--restated data for first, second and third quarters of
                        1997.

------------------------

*   Filed herewith.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-98004) filed with the Securities and Exchange Commission on October 12, 1995, as amended, and incorporated herein by reference.

(2) Previously filed as an exhibit to the registrant's registration statement on Form S-1 (File No. 333-34921) filed with the securities and exchange commission on September 4, 1997, as amended, and incorporated herein by reference.

 (b) REPORTS ON FORM 8-K

    The following is the date and description of the events reported on Form 8-K covering events in the fourth quarter of fiscal year 1997: None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCHLOTZSKY'S, INC.

                                By:              /s/ JOHN C. WOOLEY
                                     -----------------------------------------
                                                  John C. Wooley,
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER
                                                Date: April 14, 1998

    Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
      /s/ JOHN C. WOOLEY          Chief Executive Officer
------------------------------    (Principal Executive        April 14, 1998
        John C. Wooley            Officer)

                                Chief Financial Officer,
      /s/ MONICA L. GILL          Treasurer (Principal
------------------------------    Financial Officer and       April 14, 1998
        Monica L. Gill            Principal Accounting
                                  Officer)

    /s/ JEFFREY J. WOOLEY
------------------------------  Senior Vice President and     April 14, 1998
      Jeffrey J. Wooley           Secretary

    /s/ JOHN L. HILL, JR.
------------------------------  Director                      April 14, 1998
      John L. Hill, Jr.

    /s/ AZIE TAYLOR MORTON
------------------------------  Director                      April 14, 1998
      Azie Taylor Morton

     /s/ JOHN M. ROSILLO
------------------------------  Director                      April 14, 1998
       John M. Rosillo

   /s/ RAYMOND A. RODRIGUEZ
------------------------------  Director                      April 14, 1998
     Raymond A. Rodriguez

      /s/ FLOOR MOUTHAAN
------------------------------  Director                      April 14, 1998
        Floor Mouthaan

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------

Consolidated Financial Statements:

Report of Independent Accountants..........................................................................        F-2

Consolidated Balance Sheets at December 31, 1996 and 1997..................................................        F-3

Consolidated Statements of Income for the years ended December 31, 1995, 1996 and 1997.....................        F-4

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997.......        F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997.................        F-6

Notes to Consolidated Financial Statements.................................................................        F-7

Financial Statement Schedule:

Schedule II--Valuation and Qualifying Accounts.............................................................        S-1

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schlotzsky's, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Austin, Texas
April 10, 1998

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1996           1997
                                                                                     -------------  -------------
Cash and cash equivalents..........................................................  $   5,638,958  $  31,254,048
Restricted certificate of deposit..................................................         18,000         18,000
Receivable from sales of Turnkey Program development...............................       --            6,054,337
Royalties receivable...............................................................        580,470        809,125
Other receivables..................................................................      1,293,329      2,005,760
Prepaid expenses and other assets..................................................        247,762        584,510
Turnkey Program development........................................................      8,458,301      6,950,595
Notes receivable, current portion..................................................        557,332      2,574,588
Notes receivable from related parties, current portion.............................        595,000         50,000
                                                                                     -------------  -------------
      Total current assets.........................................................     17,389,152     50,300,963

Property, equipment and leasehold improvements, net................................      5,440,882      9,998,630
Real estate held for sale..........................................................      2,642,773      1,063,592
Notes receivable, less current portion.............................................      2,313,728      1,972,470
Notes receivable from related parties, less current portion........................      2,523,230      2,565,399
Investments and advances...........................................................      1,265,862      1,456,790
Deferred federal income tax asset..................................................        607,448        580,460
Intangible assets, net.............................................................      8,515,883     11,113,213
Other noncurrent assets............................................................        280,154        469,069
                                                                                     -------------  -------------
      Total assets.................................................................  $  40,979,112  $  79,520,586
                                                                                     -------------  -------------
                                                                                     -------------  -------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current maturities of long-term debt...............................................  $     482,205  $     250,625
Accounts payable...................................................................      1,968,323      6,002,920
Accrued liabilities................................................................      1,423,461      1,457,242
Federal income taxes payable.......................................................       --               27,473
                                                                                     -------------  -------------
      Total current liabilities....................................................      3,873,989      7,738,260

Deferred revenue, net..............................................................      1,663,765      2,855,380
Long-term debt, less current maturities............................................      3,129,337      1,936,387
                                                                                     -------------  -------------
      Total liabilities............................................................      8,667,091     12,530,027
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
    Class C--no par value Authorized--1,000,000 shares; issued--none...............       --             --
  Common stock, no par value, 30,000,000 shares authorized, 5,539,922 and 7,334,416
    issued and outstanding at December 31, 1996 and 1997, respectively.............         44,257         62,202
  Additional paid-in capital.......................................................     26,493,165     56,664,104
  Retained earnings................................................................      5,774,599     10,264,253
                                                                                     -------------  -------------
      Total stockholders' equity...................................................     32,312,021     66,990,559
                                                                                     -------------  -------------
      Total liabilities and stockholders' equity...................................  $  40,979,112  $  79,520,586
                                                                                     -------------  -------------
                                                                                     -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1995           1996           1997
                                                                      -------------  -------------  -------------
Revenue:
  Royalties.........................................................  $   7,424,810  $  10,747,238  $  14,561,377
  Franchise fees....................................................      1,493,750      1,775,000      1,554,585
  Developer fees....................................................      2,665,562      1,992,750        325,000
  Restaurant sales..................................................        505,765      3,610,199      6,364,042
  Brand contribution................................................        397,064      1,294,982      2,915,233
  Turnkey Program development.......................................         41,006        725,913      1,138,610
  Other fees and revenue............................................        323,708        568,250      1,110,289
                                                                      -------------  -------------  -------------
      Total revenues................................................     12,851,665     20,714,332     27,969,136
Expenses:
  Service costs:
    Royalties.......................................................      2,405,299      3,791,384      5,373,151
    Franchise fees..................................................        766,625        958,500        812,625
  Restaurant operations:
    Cost of sales...................................................        188,751      1,183,361      2,014,096
    Labor costs.....................................................        408,575      1,424,434      2,493,478
    Operating expenses..............................................        250,962      1,039,591      1,951,618
  General and administrative........................................      5,751,154      7,027,258      8,053,514
  Depreciation and amortization.....................................        457,938        779,284      1,155,600
                                                                      -------------  -------------  -------------
      Total expenses................................................     10,229,304     16,203,812     21,854,082
                                                                      -------------  -------------  -------------
Income from operations..............................................      2,622,361      4,510,520      6,155,054
Other:
  Interest income (expense), net....................................       (149,151)       454,670        752,960
  Other income......................................................        137,976        132,075        195,661
                                                                      -------------  -------------  -------------
Income before income taxes and extraordinary gain...................      2,611,186      5,097,265      7,063,675
Provision for income taxes..........................................      1,016,596      1,902,290      2,614,260
                                                                      -------------  -------------  -------------
Income before extraordinary gain....................................      1,594,590      3,194,975      5,076,233
Gain on extinguishment of debt, net of applicable income taxes of
  $18,271 at December 31, 1995......................................         38,307       --             --
                                                                      -------------  -------------  -------------
      Net income....................................................      1,632,897      3,194,975      4,449,415
Redeemable preferred stock dividends................................       (544,274)      --             --
                                                                      -------------  -------------  -------------
      Net income available to common stockholders...................  $   1,088,623  $   3,194,975  $   4,449,415
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Income per common share--basic:
  Income before extraordinary item..................................  $        0.45  $        0.58  $        0.74
  Extraordinary item................................................           0.02       --             --
                                                                      -------------  -------------  -------------
  Income per common share...........................................  $        0.47  $        0.58  $        0.74
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Weighted average shares outstanding...............................      2,314,938      5,525,902      5,994,403
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Income per common share--diluted:
  Income before extraordinary item..................................  $        0.41  $        0.57  $        0.71
  Extraordinary item................................................           0.01       --             --
                                                                      -------------  -------------  -------------
  Income per common share...........................................  $        0.42  $        0.57  $        0.71
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Weighted average shares outstanding...............................      3,440,643      5,639,225      6,226,834
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                  COMMON STOCK
                                             ----------------------   ADDITIONAL                       TOTAL
                                               SHARES                   PAID-IN       RETAINED     STOCKHOLDERS'
                                             OUTSTANDING   AMOUNT       CAPITAL       EARNINGS        EQUITY
                                             -----------  ---------  -------------  -------------  -------------
Balance, January 1, 1995...................   2,187,500   $  10,733  $    --        $   1,602,820  $   1,613,553
Redeemable preferred stock dividends.......      --          --           --             (544,274)      (544,274)
Public sale of stock.......................   1,850,000      18,500     17,575,264       --           17,593,764
Conversion of redeemable preferred stock...   1,354,167      13,542      7,964,883       --            7,978,425
Conversion of redeemable preferred stock
  dividends................................     118,331       1,183        698,817       --              700,000
Net income.................................      --          --           --            1,632,897      1,632,897
                                             -----------  ---------  -------------  -------------  -------------
Balance, December 31, 1995.................   5,509,998      43,958     26,238,964      2,691,443     28,974,365
Options exercised..........................      29,924         299        254,201       (111,819)       142,681
Net income.................................      --          --           --            3,194,975      3,194,975
                                             -----------  ---------  -------------  -------------  -------------
Balance, December 31, 1996.................   5,539,922      44,257     26,493,165      5,774,599     32,312,021
Public sale of stock.......................   1,731,825      17,318     29,615,201       --           29,632,519
Options exercised..........................      57,201         572        485,802         40,239        526,613
Warrants exercised.........................       5,468          55         69,936       --               69,991
Net income.................................      --          --           --            4,449,415      4,449,415
                                             -----------  ---------  -------------  -------------  -------------
Balance, December 31, 1997.................   7,334,416   $  62,202  $  56,664,104  $  10,264,253  $  66,990,559
                                             -----------  ---------  -------------  -------------  -------------
                                             -----------  ---------  -------------  -------------  -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEAR ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         1995           1996            1997
                                                                     -------------  -------------  --------------
Cash flows from operating activities:
  Net income.......................................................  $   1,632,897  $   3,194,975  $    4,449,415
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................        457,938        779,284       1,155,600
    Bad debt expense...............................................       --              187,774         100,000
    Gain on sale of property and equipment.........................       --             --              (308,632)
    Gain on extinguishment of debt, net of tax.....................        (38,307)      --              --
    Financed fees..................................................     (1,803,581)    (1,860,796)       (272,003)
    Payments received on financed fees.............................        670,002        829,590         743,534
    Non-recurring expense relating to the issuance of stock to a
      non-employee.................................................       --              103,791        --
    Changes in assets and liabilities:
      Royalties and other receivable...............................        (32,830)      (971,614)     (6,995,423)
      Prepaid expenses and other assets............................         70,711         45,118        (336,748)
      Purchases under Turnkey Program..............................     (5,597,727)    (8,725,306)    (28,355,296)
      Proceeds from Turnkey Program................................        824,079      3,341,281      29,977,069
      Other noncurrent assets......................................       --             (280,154)       (188,915)
      Deferred revenue.............................................        491,270         91,440       1,191,615
      Deferred federal income tax asset............................       (183,694)       (75,578)         26,988
      Accounts payable and accrued liabilities.....................        747,377      1,172,539       4,420,923
                                                                     -------------  -------------  --------------
        Net cash provided by operating activities..................     (2,761,865)    (2,167,656)      5,608,127
                                                                     -------------  -------------  --------------
Cash flows from investing activities:
  Expenditures for property and equipment..........................     (1,905,795)    (1,664,363)     (7,436,003)
  Sale of property and equipment...................................       --             --             1,655,123
  Acquisition of minority interest and intangible assets...........     (1,181,369)    (2,227,297)     (2,721,814)
  Redemption of restricted certificates of deposit.................         13,582         60,983        --
  Issuance of notes receivable.....................................       (590,790)      (603,121)       (693,100)
  Collections on notes receivable..................................        158,361        235,933         627,032
  Acquisition of investments.......................................        (66,788)       (83,147)       (190,928)
  Advances to limited partnership, stockholders and affiliates.....       (258,818)       (45,014)        (37,940)
  Distributions and collections from limited partnership,
    stockholders and affiliates....................................        469,748         79,958        --
                                                                     -------------  -------------  --------------
      Net cash used in investing activities........................     (3,361,869)    (4,246,068)     (8,797,630)
                                                                     -------------  -------------  --------------
Cash flows from financing activities:
  Sale of stock....................................................     18,925,500       --            30,073,141
  Stock issue costs................................................     (1,331,736)       (51,180)       (440,622)
  Options and warrants exercised...................................       --               90,070         596,604
  Proceeds from issuance of notes payable and long-term debt.......      7,012,174        583,774       1,112,709
  Principal payments on notes payable and long-term debt...........     (7,065,992)      (914,664)     (2,537,239)
  Cash dividends on redeemable preferred stock.....................       (124,274)      --              --
                                                                     -------------  -------------  --------------
      Net cash provided by (used in) financing activities..........     17,415,672       (292,000)     28,804,593
                                                                     -------------  -------------  --------------
Net increase (decrease) in cash and cash equivalents...............     11,291,938     (6,705,724)     25,615,090
Cash and cash equivalents at beginning of year.....................      1,052,744     12,344,682       5,638,958
                                                                     -------------  -------------  --------------
Cash and cash equivalents at end of year...........................  $  12,344,682  $   5,638,958  $   31,254,048
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS

    Schlotzsky's, Inc. and Subsidiaries (the "Company") is a franchisor of quick service restaurants ("Schlotzsky's" or "Schlotzsky's Deli") that feature made-to-order sandwiches, which has 673 stores located in 39 states, the District of Columbia, Argentina, Australia, Canada, Germany, Guatemala, Korea, Japan, Lebanon, Malaysia, Mexico, Saudi Arabia, Sweden, Turkey and the United Kingdom. Approximately 30% of franchised stores are located in Texas. In addition, the Company had granted territorial rights to Area Developers located in all 50 states and to Master Licensees in 51 foreign countries for a fee which is typically payable in cash and promissory notes receivable generally collateralized by the related territorial rights.

    The Company also operates a Turnkey Development Program (the "Turnkey Program") to further assist franchisees in obtaining store sites.

    ORGANIZATION

    The Company's organization includes Schlotzsky's, Inc. (the parent corporation) and its wholly-owned subsidiaries Schlotzsky's Restaurant, Inc., Schlotzsky's Real Estate, Inc., Schlotzsky's Equipment Corporation, Schlotzsky's Brands, Inc. and DFW Restaurant Transfer Corp.

    Schlotzsky's Restaurant, Inc. has one wholly-owned subsidiary 56th and 6th, Inc., which was formed in connection with the purchase of a restaurant located in New York. During 1997, Schlotzsky's Restaurants, Inc. sold its interest in 218 Beverage Corporation, a company formed in 1995.

    During 1997, SREI Turnkey Development, L.L.C. was formed in connection with the purchase and sale of real estate. This corporation is a wholly-owned subsidiary of Schlotzsky's Real Estate, Inc.

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

    CASH EQUIVALENTS

    Cash equivalents include unrestricted highly liquid investments purchased with an original maturity date of three months or less. At December 31, 1996 and 1997, cash equivalents totaling approximately $1,962,000 and $27,053,000, respectively, consisted primarily of money market accounts and overnight repurchase agreements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECEIVABLES FROM SALES OF TURNKEY PROGRAM DEVELOPMENT

    Receivables from Turnkey Program development include amounts held in escrow on behalf of the Company at title companies or institutional investors at year end.

    NOTES RECEIVABLE

    The Company obtains annual valuations of all Area Developer and Master Licensee promissory notes receivable from an independent financial services institution. As of December 31, 1996 and 1997, the Company has recorded a valuation allowance of approximately $343,000 and $443,000, respectively, to adjust the cost basis of the promissory notes to the lower of cost or respective appraised fair value.

    PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Expenditures for normal maintenance of property and equipment are charged against income as incurred. Expenditures which significantly extend the useful lives of the assets are capitalized. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income. Depreciation and amortization is calculated using the straight-line method and accelerated methods over the estimated useful lives of the assets, or lease term for leasehold improvements, if less.

    REAL ESTATE HELD FOR SALE

    Real estate held for sale consist of properties owned by the Company which it does not intend to develop through the Turnkey Program. These properties are stated at the lower of cost or net realizable value, and are not being depreciated. The Company believes that no impairment of these assets has occurred and that no reduction of the carrying amounts is warranted.

    INVESTMENTS

    Investments are stated at the lower of cost or market. Limited partnership investments are accounted for under the equity method, and accordingly, the Company's investment is adjusted for allocated profits, losses and distributions.

    TURNKEY PROGRAM DEVELOPMENT

    Under the Turnkey Program, the Company works independently or with an area developer to identify superior store sites within a territory. The Company typically purchases or leases a selected site, designs and constructs a Schlotzsky's Deli restaurant on the site and sells, leases or subleases the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. Additionally, the Company may sell the site or assign its earnest money contract and lease with its franchisee to a third party investor who then assumes responsibility for developing the store. The Company typically provides a credit enhancement on the franchisee's lease on leased locations. See "Guaranties on Franchise Operating Leases and Other Obligations". Upon sale of the site or assignment of its earnest money contract, the Company realizes revenue based on the excess of the sales price over its cost of securing or developing the property if it has provided no credit enhancement on the lease. When a

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) guaranty exists, the Company defers revenue and related costs to the site to a date when the guaranty is terminated or the Company's exposure to loss under the guaranty has passed. The third-party investor may contract with the Company in a separate agreement to manage construction of the Schlotzsky's Deli restaurant on the site. The Company typically charges a construction management fee, plus interim interest on the Company's monies outstanding during construction. The cost of construction, interim interest and the management fee are collected upon completion of the restaurant. The Company believes the Turnkey Program enhances the Company's ability to recruit qualified franchisees by securing and developing high profile sites and achieving critical mass for advertising purposes more quickly in selected markets.

    Turnkey Program development is stated at the lower of cost or estimated net realizable value. Land, site development, building and equipment costs, including capitalized carrying costs (primarily interest incurred and property taxes) are accumulated and accounted for on a site specific basis. Construction costs incurred in connection with the development of properties are capitalized and accounted for with respect to each project. Generally, interest incurred and property taxes are capitalized until the related properties are ready for sale. Thereafter, such costs are charged to expense as incurred. The Company considers the Turnkey Program part of its services to its franchisees, accordingly, in 1997 the Company determined that cash flows related to the Turnkey Program should be reported in cash flows from operating activities. Cash flows from operating and investing activities were decreased and increased, respectively, by approximately $5,384,000 and $4,774,000 in 1996 and 1995.

    Turnkey development revenue consists of the following:

                                                                            FOR THE YEAR ENDED DECEMBER
                                                                                        31,
                                                                           -----------------------------
                                                                               1996            1997
                                                                           -------------  --------------
Sales to investors and franchisees.......................................  $   6,638,150  $   23,022,364
Development and construction management fees.............................        174,979         190,000
                                                                           -------------  --------------
    Gross Turnkey Program revenue........................................      6,813,129      23,212,364
Turnkey Program costs....................................................     (6,455,618)    (21,013,973)
                                                                           -------------  --------------
    Net revenue from Turnkey Program projects............................        357,511       2,198,391
Rental income............................................................        368,402         303,091
Interim construction interest............................................       --                 1,270
Less: Deferred revenue...................................................       --            (1,364,142)
                                                                           -------------  --------------
    Total Turnkey Program revenue........................................  $     725,913  $    1,138,610
                                                                           -------------  --------------
                                                                           -------------  --------------

    For the year ended December 31, 1997, the Company transferred title or assigned earnest money contracts on nine other Turnkey Program properties receiving proceeds of approximately $8,340,000, incurring development costs of approximately $7,815,000 and deferring revenue of approximately $525,000. The net revenue from these transactions has been deferred as of December 31, 1997 because the related franchisee leases assigned to the third-party investors are subject to guaranties by the Company.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The following table reflects system performance of the Turnkey Program since its inception in 1995.

                                                                                  NUMBER OF UNITS
                                                                       -------------------------------------
                                                                          1995         1996         1997
                                                                          -----        -----        -----
Sites in process at beginning of year................................      --               27           30
Sites beginning development during the year..........................          32           19           90
Sites completed as Company-owned stores..............................      --               (1)          (1)
Sites inventoried as real estate held for sale.......................      --               (5)      --
Sites sold--revenue recognized.......................................          (5)         (10)          (7)
Sites sold--revenue deferred.........................................      --           --              (33)
Other................................................................      --           --               (1)
                                                                              ---          ---          ---
Sites in process at end of year......................................          27           30           78
                                                                              ---          ---          ---
                                                                              ---          ---          ---

                                                                                                              INVESTED AT
                                                                                                              DECEMBER 31,
                                                                                                                  1997
                                                                                                              ------------
Opened (receiving rent & royalties)..................................           2            8            2    $1,646,000
Investment Sites (under construction)................................           9            9            3     4,092,000
Predevelopment Site (prequalification)...............................          11           13           73     1,213,000
Other................................................................           5       --           --            --
                                                                              ---          ---          ---   ------------
                                                                               27           30           78    $6,951,000
                                                                              ---          ---          ---   ------------
                                                                              ---          ---          ---   ------------

    Turnkey Program sites in process at end of year are classified as current assets as management expects to complete and sell such sites within the next year.

    Depreciation expense associated with Turnkey Program stores was approximately $4,000, $76,000 and $88,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

    INTANGIBLE ASSETS

    Intangible assets consist primarily of the Company's original franchise rights, royalty values and goodwill, and developer and franchise rights related to the Company's reacquiring of franchises and developer rights. Intangible assets are amortized over their estimated useful lives ranging from four to 40 years.

    The Company evaluates the propriety of the carrying amount of its intangible assets, as well as the amortization period for each intangible when conditions warrant. If an indicator of impairment is present, the Company compares the projected undiscounted operating income for the related business with the unamortized balance of the related intangible asset. If the undiscounted cash flows are less than the carrying value, management estimates the fair value of the intangible asset based on future operating cash flows for the next 10 years, discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset over the fair value, as determined, is charged to impairment loss. The Company believes that no impairment of its intangibles has occurred and that no reduction of the carrying amounts or estimated useful lives is warranted.

    REVENUE RECOGNITION

    Royalties:

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Royalties are paid to the Company by franchisees at 4% to 6% of gross franchise sales. Royalties are recognized in the period the related gross franchise sales are earned.

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

    International developers ("Master Licensees") have the exclusive right to develop and license the development and operation of Schlotzsky's Deli restaurants using the Company's system and trademarks within the development area. The rights to develop, operate and sublicense the development and operation of Schlotzsky's Deli restaurants in the foreign territory are granted pursuant to the terms and conditions under an agreement with a Master Licensee ("Master License Agreement").

    The Company has also entered into Master Development Agreements or Territorial Agreements (collectively the "Territorial Agreements") which, for a nonrefundable reservation fee, grants the right to negotiate exclusive territorial rights to develop Schlotzsky's Deli restaurants in the territory, subject to and in accordance with terms and conditions of a Master License Agreement; however, the right to develop, operate and sublicense the development and operation of Schlotzsky's Deli restaurants in the territory is not granted until the execution of the Master License Agreement. The Territorial Agreement specifies the desired economic terms and basic form of the Master License Agreement. The Company requires the Master Licensee to obtain clauses, covenants and agreements to comply with and conform to the business practices or laws of the respective territory. The cost of conforming the contract of the Master License Agreement is the responsibility of Master Licensee. If the Company cannot reasonably satisfy itself of the enforceability of such clauses, covenants and agreements within the territory, the Company will not be obligated to grant a Master License Agreement and any rights granted under the Territorial Agreements will terminate immediately upon notice by the Company.

    The Company ordinarily collects approximately 15% to 35% of cash at closing of either a Territorial Agreement or Master License Agreement, with the remainder financed typically over a term typically not exceeding four years, depending on the creditworthiness of the maker and guarantor of the note.

    With respect to Area Developers and Master Licensees, the Company recognizes as revenue the nonrefundable fees received in cash and the fair value of the financed portion as established by an independent third party and any incentive fees due, upon fulfillment of substantially all of its contractual responsibilities and obligations to the Area Developers and Master Licensees. For Area Developers, this

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) includes providing manuals and sales offering materials, which typically coincides with the execution of the Area Developer Agreement and the receipt of cash and a promissory note. With respect to Master Licensees, the Company's duties to the Master Licensees include providing manuals, initial training if requested, and reasonable efforts to obtain registration of the Company's trademarks in the applicable foreign territories. Completion of the Company's duties typically coincides with the execution of a Territorial Agreement or Master License Agreement and the receipt of cash and a promissory note.

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

    ROYALTY SERVICE COSTS

    In accordance with the Area Developer Agreements, the Company typically pays Area Developers 2.5% out of the 6% royalties received from franchisees. Royalty service costs are recognized in the period the related royalties are recognized.

    FRANCHISE FEE DEVELOPMENT COSTS

    In accordance with the Area Developer Agreements, the Company pays Area Developers approximately one-half of the initial franchise fees collected from franchise sales in a specified development area. These costs are recognized as expenses when the Company has performed substantially all services for the franchisee as stipulated in the franchise agreement, typically at store opening. Franchise fee development costs paid, but not yet recognized, are recorded as a reduction of gross deferred revenue in the accompanying consolidated financial statements.

    INCOME TAXES

    The Company recognizes deferred tax assets or liabilities computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash and cash equivalents, a restricted certificate of deposit, receivables, notes receivable, accounts payable, accrued liabilities and debt. All financial instruments are accounted for on a historical cost basis which approximates fair value at December 31, 1996 and 1997, except for notes receivable from Area Developers and Master Licensees which are valued at the lower of cost or appraised fair value.

    EARNINGS PER SHARE

    In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share", and changes the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted average shares outstanding. It also requires dual representation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, thus the Company has adopted SFAS No. 128 for the year ended December 31, 1997. Previously reported EPS have been restated to conform to SFAS No. 128.

    Basic and diluted EPS computation for the years ended December 31, 1995, 1996 and 1997 are as follows:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                    1995          1996          1997
                                                                ------------  ------------  ------------
BASIC EPS
  Net income available to common stockholders.................  $  1,088,623  $  3,194,975  $  4,449,415
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Weighted average common shares outstanding....................     2,314,938     5,525,902     5,994,403
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Basic EPS.....................................................  $       0.47  $       0.58  $       0.74
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
DILUTED EPS
  Net income available to common stockholders, net of
    redeemable preferred dividends totaling $340,261 for the
    year ended December 31, 1995..............................  $  1,428,884  $  3,194,975  $  4,449,415
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Weighted average common shares outstanding....................     2,314,938     5,525,902     5,994,403
Assumed conversion of common shares issuable under stock
  option plan and exercise of warrants........................     1,125,705       113,323       232,431
                                                                ------------  ------------  ------------
Weighted average common and common equivalent shares
  outstanding.................................................     3,440,643     5,639,225     6,226,834
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------
Diluted EPS...................................................  $       0.42  $       0.57  $       0.71
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECENT ACCOUNTING STANDARDS

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

    Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products as services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

    In February 1998, the FASB issued SFAS No. 132 "Employers' Disclosures and Pensions and Other Postretirement Benefits", which significantly changes current financial statement disclosure requirements from those that were required under SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 132 does not change the existing measurement of recognition provisions of SFAS Nos. 87, 88 or 106. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997.

    Management does not believe the implementation of these recent accounting pronouncements will have a material effect on its consolidated financial statements.

    RECLASSIFICATIONS

    Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current presentation format.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

2. NOTES RECEIVABLE

    Notes receivable consist of the following:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1996          1997
                                                                              ------------  ------------
Notes receivable from Area Developers (under Area Development Agreements)
  and Master Licensees (under Master License and Territorial Agreements), collateralized by their respective territories, net of valuation allowance of $343,000 and $443,000, respectively, bearing interest ranging from 6%
  to 10% per annum due through July 2000....................................  $  1,971,144  $  1,386,252
Notes receivable from franchisees and area developers, bearing interest at
  8% to 10% per annum, some notes collateralized by their restaurants, others uncollateralized with monthly principal and interest installments
  through January 2023......................................................       257,106     1,814,981
Notes receivable from franchisees bearing interest ranging from 8.75% to
  9.5% per annum, collateralized by franchisees' property and equipment with
  payments due through December 2000........................................       454,772       324,405
Notes receivable from various parties bearing interest ranging from 8% to
  10% per annum, collateralized by an interest in a limited partnership and
  certain other equity instruments with payments due through October 2000...       178,275       170,320
Notes receivable bearing interest at 8% per annum, collateralized by real
  estate, principal and interest due by October 1998........................       --            846,000
Other.......................................................................         9,763         5,100
                                                                              ------------  ------------
                                                                                 2,871,060     4,547,058
Current portion.............................................................      (557,332)   (2,574,588)
                                                                              ------------  ------------
Notes receivable, less current portion......................................  $  2,313,728  $  1,972,470
                                                                              ------------  ------------
                                                                              ------------  ------------

    During 1996, notes receivable from Area Developers and Master Licensees totaling approximately $255,000 were extended beyond their original terms, including approximately $230,000 which was due in 1996 and was extended beyond December 31, 1996.

    During 1997, a note receivable from a Master Licensee totaling approximately $225,000 was extended beyond its original terms, including approximately $125,000 which was due in 1997 and was extended beyond December 31, 1997.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

3. NOTES RECEIVABLE FROM RELATED PARTIES

    Notes receivable from related parties consist of the following:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1996          1997
                                                                              ------------  ------------
Note receivable from Master Licensee, an organization of which a member of the Company's Board of Directors is Managing Director, bearing interest at
  9% per annum due through December 1999....................................  $    275,000  $    275,000
Notes receivable from certain stockholders of the Company, bearing interest
  at 7.5% per annum, principal and accrued interest due through 2001........       237,618       237,618
Notes receivable from related entities controlled by stockholders of the
  Company, bearing interest at 9% per annum, collateralized by real estate,
  principal and accrued interest due through 2001...........................       541,527       579,466
Note receivable from Master Licensee, an organization of which a member of the Company's management is a shareholder, bearing interest at 8% per
  annum due through December 2006...........................................       875,000       455,000
Notes receivable from Master Licensee, an organization of which the Company is a preferred shareholder, bearing interest at 9% per annum, principal due ratably beginning December 1998 through December 2007. (see note on
  "Related Party Transactions").............................................     1,189,085     1,068,315
                                                                              ------------  ------------
                                                                                 3,118,230     2,615,399
Current portion.............................................................      (595,000)      (50,000)
                                                                              ------------  ------------
Notes receivable, less current portion......................................  $  2,523,230  $  2,565,399
                                                                              ------------  ------------
                                                                              ------------  ------------

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

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consist of the following:

                                                                                   DECEMBER 31,
                                               DEPRECIABLE    DEPRECIABLE   ---------------------------
                                                 METHOD       LIFE (YEAR)       1996          1997
                                             ---------------  ------------  ------------  -------------
Building...................................    Straight Line       32       $    720,741  $    --
Furniture, fixtures and equipment..........    Straight Line     3 to 7        1,684,840      3,520,805
Leasehold improvements.....................    Straight Line    20 to 32       3,452,202      7,229,286
                                                                            ------------  -------------
                                                                               5,857,783     10,750,091
Accumulated depreciation and amortization.................................      (808,612)    (1,163,265)
                                                                            ------------  -------------
                                                                               5,049,171      9,586,826
Land......................................................................       391,711        411,804
                                                                            ------------  -------------
Property, equipment and leasehold improvements, net.......................  $  5,440,882  $   9,998,630
                                                                            ------------  -------------
                                                                            ------------  -------------

    During 1997, the Company purchased leasehold improvements and furniture, fixtures and equipment in connection with their relocating of the corporate headquarters in the amounts of $917,000 and $322,000, respectively. Additionally, in December 1997, the Company sold the building and improvements of its previous offices for $1,171,000 which was comprised of cash of $325,000 and a note receivable for $846,000. (Note 2)

    Depreciation and amortization of property, equipment and leasehold improvements totaled approximately $169,000, $363,000 and $566,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

5. INVESTMENTS AND ADVANCES

    Investments and advances consist of the following:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1996          1997
                                                                              ------------  ------------
Limited partnership:
  Investment................................................................  $    191,744  $    189,798
  Advances..................................................................       511,047       507,046
                                                                              ------------  ------------
                                                                                   702,791       696,844
Building art................................................................       263,071       263,071
Investments in Master Licensees.............................................       300,000       496,875
                                                                              ------------  ------------
Investments and advances....................................................  $  1,265,862  $  1,456,790
                                                                              ------------  ------------
                                                                              ------------  ------------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

5. INVESTMENTS AND ADVANCES (CONTINUED)
    LIMITED PARTNERSHIP

    The Company owns a 40% general and limited partnership interest in an entity engaged in the acquisition, development and construction of certain commercial real estate. The partnership has the following assets, liabilities and partners' capital:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1996          1997
                                                                              ------------  ------------
Assets......................................................................  $  2,359,498  $  2,289,572
Liabilities.................................................................     1,699,445     1,634,384
Partners' Capital...........................................................       660,053       655,188

    The partnership's net profits, losses and distributions are allocated based upon methods set forth in the partnership agreement. The Company is allocated 25% of distributions and like amount of net profits until the other limited partner has received an aggregate amount equal to its aggregate contribution. Thereafter, remaining net profits and all losses are allocated 40% to the Company.

    The Company is the guarantor of all partnership indebtedness which consists of borrowings under a $1,150,000 bank line of credit with an original maturity date of December 31, 1995 with approximately $1,139,000 and $1,117,000 outstanding at December 31, 1996 and 1997, respectively. Principal and interest of $10,850 is due monthly until April 2001 whereupon all outstanding principal and interest is due. The line of credit bears interest at 1.25% above the bank's prime rate until maturity and after. The indebtedness is collateralized by project real estate, and related leases and rents. The partnership has entered into leases for approximately 60% of the 17,600 square feet of its retail shopping center for a term of 10 years at approximately $15.00 per square foot per annum which began in September 1995. The partnership completed the development of this project in February 1996.

    INVESTMENTS IN MASTER LICENSEES

    In November 1996, the Company paid $300,000 to a Master Licensee and also agreed to serve as guarantor of additional financing not to exceed $400,000. At December 31, 1996 and 1997, the outstanding balance on the additional financing guaranteed by the Company was $300,000 and $400,000, respectively. See note on "Related Party Transactions". During 1997, the Company made an investment of approximately $197,000 in a Master Licensee.

6. INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                             AMORTIZATION          DECEMBER 31,
                                                                PERIOD     ----------------------------
                                                               (YEARS)         1996           1997
                                                             ------------  -------------  -------------
Original franchise rights..................................       40       $   5,688,892  $   5,688,892
Royalty value and goodwill.................................       20           1,982,844      2,222,938
Developer and franchise rights acquired....................    20 to 40        1,915,630      4,668,200
Debt issue costs...........................................    5 to 25           107,328         98,964
Organization costs.........................................    4 to 10            29,021         29,021
Other intangible assets....................................    up to 5           272,794        345,037
                                                                           -------------  -------------
                                                                               9,996,509     13,053,052
  Less accumulated amortization............................                   (1,480,626)    (1,939,839)
                                                                           -------------  -------------
    Intangible assets, net.................................                $   8,515,883  $  11,113,213
                                                                           -------------  -------------
                                                                           -------------  -------------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

6. INTANGIBLE ASSETS (CONTINUED)
    In 1996, the Company reacquired franchises and developer and franchise rights in New York and Texas. The purchase price of the New York franchise of $250,000 exceeded the fair value of the identifiable assets acquired by approximately $150,000. The purchase price of the Texas franchise of $350,000 exceeded the fair value of the identifiable assets acquired by approximately $230,000. The franchise acquisitions were accounted for using the purchase method of accounting and the resulting goodwill is being amortized on a straight-line basis over 20 years. The developer rights acquired under these transactions totaled approximately $986,000 and are being amortized on a straight-line basis over 40 years.

    In 1997, the Company reacquired the developer rights in Connecticut, Maryland, Virginia and various western territories. The aggregate purchase price of these developer rights was approximately $1,734,000. Also, the Company reacquired franchise rights in Houston and Austin, Texas for approximately $1,018,000. The developer rights acquired under these transactions are being amortized on a straight-line basis over 40 years.

    Amortization of intangible assets totaled approximately $285,000, $340,000 and $502,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

7. ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1996          1997
                                                                              ------------  ------------
Accrued taxes...............................................................  $    265,999  $    224,643
Accrued legal and professional..............................................       100,270       212,012
Developer service costs.....................................................       455,412       742,541
Other accrued liabilities...................................................       601,780       278,046
                                                                              ------------  ------------
                                                                              $  1,423,461  $  1,457,242
                                                                              ------------  ------------
                                                                              ------------  ------------

8. DEFERRED REVENUE

    Franchise fees, developer fees, and revenue from the Turnkey Program collected but not yet recognized into income less related direct incremental costs paid but not yet charged to expense are as follows:

                                                                                    DECEMBER 31,
                                                                            ----------------------------
                                                                                1996           1997
                                                                            -------------  -------------
Deferred franchise and developer fees.....................................  $   2,992,500  $   2,037,500
Deferred direct incremental costs:
  Deferred franchise fee development service costs........................     (1,547,125)    (1,034,375)
  Deferred commissions....................................................        (21,750)       (13,750)
  Other deferred costs....................................................        (23,850)       (22,550)
Deferred revenue--Turnkey Program.........................................        263,990      1,888,555
                                                                            -------------  -------------
    Total deferred revenue................................................  $   1,663,765  $   2,855,380
                                                                            -------------  -------------
                                                                            -------------  -------------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

9. NOTES PAYABLE

    In June 1997, the Company secured an additional line of credit of up to $12,000,000 from a financial institution. This line of credit bears interest at the bank's prime lending rate and expires April 2000. As of December 31, 1997, the Company has not drawn against this line of credit.

10. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1996          1997
                                                                              ------------  ------------
Capitalized lease, bearing an effective interest rate of 11.24%, collateralized by real property; monthly principal and interest installments of $12,615 through 2020......................................  $  1,250,583  $  1,238,170
Note payable to a financial institution bearing interest at 9.47% per annum through 2000. From 2000 through maturity, the note will bear interest at the lesser of a certain bank's prime lending rate plus 1.75%, or a mutually agreed upon rate. Payments are due in periodic principal and interest installments through December 2002, at which time all remaining principal and interest is due. The note is collateralized by equipment and assignment of royalties from certain franchisees. The note was
  extinguished in September 1997............................................     1,024,696       --
Note payable to a bank, bearing interest at 9.25%, collateralized by certain real property. Monthly installments of $2,778 plus interest are due through March 2002, at which time all remaining principal and interest is
  due. The note was extinguished in July 1997...............................       441,663       --
Various notes payable to individuals and corporations, bearing interest at
  6% to 9% per annum, due in periodic principal and interest installments through 1999, and collateralized by equipment and assignment of royalties
  from certain franchisees..................................................       694,600       791,607
Note payable to a limited partnership, bearing interest at 9%. One payment of principal and interest totaling $240,168 due January 1998. The note was
  extinguished in May 1997..................................................       200,000       --
Note payable to a financial institution bearing interest at 10.6% per annum through July 2002. Payments of principal and interest are due monthly. The note is collateralized by equipment, furniture and fixtures of a
  Company-owned restaurant..................................................       --            157,235
                                                                              ------------  ------------
                                                                                 3,611,542     2,187,012
  Current maturities........................................................      (482,205)     (250,625)
                                                                              ------------  ------------
    Long-term debt, less current maturities.................................  $  3,129,337  $  1,936,387
                                                                              ------------  ------------
                                                                              ------------  ------------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

10. LONG-TERM DEBT (CONTINUED)
    The aggregate annual maturities of long-term debt at December 31, 1997 are as follows:

YEAR ENDED
DECEMBER 31,
----------------------------------------------------------------------
1998..................................................................  $    250,625
1999..................................................................       394,048
2000..................................................................       247,499
2001..................................................................        41,362
2002..................................................................        46,081
Thereafter............................................................     1,207,397
                                                                        ------------
                                                                        $  2,187,012
                                                                        ------------
                                                                        ------------

    Interest expense, net of amounts capitalized, totaled approximately $435,000, $331,000 and $297,000 for the years ended December 31, 1995, 1996 and
1997, respectively.

11. INCOME TAXES

    The provision for federal and state income taxes consists of the following:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                    1995          1996          1997
                                                                ------------  ------------  ------------
Federal:
  Current provision...........................................  $  1,136,317  $  1,886,719  $  2,416,124
  Deferred provision (benefit)................................      (183,694)      (75,578)       26,988
                                                                ------------  ------------  ------------
    Total federal.............................................       952,623     1,811,141     2,443,112
State--current provision......................................        63,973        91,149       171,148
                                                                ------------  ------------  ------------
Provision for federal and state income taxes before
  extraordinary gain..........................................     1,016,596     1,902,290     2,614,260
                                                                ------------  ------------  ------------
Tax provision of extraordinary gain...........................        18,271       --            --
                                                                ------------  ------------  ------------
Total provision for income taxes..............................  $  1,034,867  $  1,902,290  $  2,614,260
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

    The differences between the income tax expense from continuing operations and the amount that would result if the statutory rates were applied to the pretax financial income were as follows:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                    1995          1996          1997
                                                                ------------  ------------  ------------
Expense at statutory rate of 34%..............................  $    908,342  $  1,733,070  $  2,401,650
Nondeductible items, including amortization...................        66,540        86,915        99,653
State income taxes, net.......................................        42,222        60,158       112,957
Other.........................................................        17,763        22,147       --
                                                                ------------  ------------  ------------
                                                                $  1,034,867  $  1,902,290  $  2,614,260
                                                                ------------  ------------  ------------
                                                                ------------  ------------  ------------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

11. INCOME TAXES (CONTINUED)
    The tax effects of the significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                                                DECEMBER 31,
                                                                     ----------------------------------
                                                                        1995        1996        1997
                                                                     ----------  ----------  ----------
Assets:
  Non-current:
    Deferred revenue...............................................  $  534,590  $  475,924  $  666,842
    Accrued liabilities............................................      --         145,451      21,809
    Other..........................................................      12,910      27,711      35,028
                                                                     ----------  ----------  ----------
    Gross deferred tax assets......................................     547,500     649,086     723,679
                                                                     ----------  ----------  ----------
Liabilities:
  Current:
    Deferred costs.................................................      15,630      --          --
  Non-current:
    Property, equipment and intangibles............................      --          41,638     143,219
                                                                     ----------  ----------  ----------
  Gross deferred tax liabilities...................................      15,630      41,638     143,219
                                                                     ----------  ----------  ----------
      Net deferred tax asset.......................................  $  531,870  $  607,448  $  580,460
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

12. STOCKHOLDERS' EQUITY

    PREFERRED STOCK

    During December 1995, all of the Company's outstanding shares of preferred stock were converted in connection with the sale in an initial public offering of 1,850,000 shares of the Company's common stock at a conversion price of $5.34 and $7.20 for Class A and B, respectively. The preferred stock was convertible to common stock, at the holder's option, any time prior to redemption, and was also subject to automatic conversion on similar terms upon the registration and sale of at least $5,000,000 of the Company's common stock or upon a two thirds vote of preferred stockholders. Subsequently, the Company's amended Articles of Incorporation provided that the Company's shares of Class A and Class B preferred stock were effectively canceled.

    COMMON STOCK

    In September 1997, the Company sold in a secondary public offering 1,500,000 shares of its common stock which generated net proceeds of approximately $25.6 million. In October 1997, the over-allotment was exercised and the Company sold an additional 231,825 shares of common stock which resulted in net proceeds of approximately $4.0 million. The proceeds were used to repay certain bank debt of approximately $1.7 million. A portion of the proceeds will be used to finance the development of several Company-owned restaurants, with the majority of the proceeds to be used to develop restaurants under the Turnkey Program.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

12. STOCKHOLDERS' EQUITY (CONTINUED)
    WARRANTS

    During 1994, the Company issued a warrant to purchase 23,438 shares of common stock at an initial exercise price of $9.60 per share. The warrant expires in 2001.

    During 1995, the Company issued a warrant to purchase 5,468 shares of common stock at an initial exercise price of $12.80. The warrant was exercised in November 1997.

13. STOCK-BASED COMPENSATION PLANS

    The Company sponsors the "Schlotzsky's, Inc. Third Amended and Restated Stock Option Plan" (the "Plan"), which is a stock-based incentive compensation plan, as described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

    THE STOCK OPTION PLAN

    Under the Plan, the Company is authorized to issue 800,000 shares of common stock pursuant to "Awards" granted in the form of incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to key employees of the Company. In February 1998, the Compensation Committee of the Board of Directors amended the Plan to provide for an additional 150,000 shares of common stock to be authorized for issuance as non-qualified stock options under its provisions.

    According to the Plan, Awards may be granted with respect to a maximum of 950,000 shares of common stock. In 1995, 1996 and 1997 the Company granted a total of 313,814, 82,850 and 200,500 awards, respectively, in the form of incentive stock options under the Plan. Under the Plan, the options granted on December 12, 1994, vest based on tenure, from the hire date to December 31, 1993. The vesting is as follows: the formula is 5% of total options per year of tenure vesting on June 6, 1994 for those with five years of tenure or more, and the remaining options vest over a five-year period, 20% per year, beginning on the first anniversary of the date of grant. All other options vest over a five-year period, 20% per year, beginning on the first anniversary of the hire date, with the exception of 22,500 options granted during 1997 which vest over a three-year period, 33% per year, beginning on the first anniversary of the date of grant.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

13. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    A summary of the status of the Company's stock options as of December 31, 1995, 1996 and 1997 and the changes during the years ended on those dates are presented below:

                                                                                 OPTIONS OUTSTANDING
                                                                             ----------------------------
                                                                                        WEIGHTED AVERAGE
                                                                                         EXERCISE PRICES
                                                                              SHARES        PER SHARE
                                                                             ---------  -----------------
BALANCE, January 1, 1995...................................................    312,664      $    7.03
  Granted..................................................................    313,814      $   10.39
  Exercised................................................................     --             --
  Forfeited................................................................     (4,688)     $   11.20
  Expired..................................................................     --             --
                                                                             ---------
BALANCE, December 31, 1995.................................................    621,790      $    8.70
  Granted..................................................................     82,850      $   10.50
  Exercised................................................................    (29,924)     $    6.75
  Forfeited................................................................    (79,752)     $    8.05
  Expired..................................................................     --             --
                                                                             ---------
BALANCE, December 31, 1996.................................................    594,964      $    9.13
  Granted..................................................................    200,500      $   15.08
  Exercised................................................................    (57,201)     $    8.50
  Forfeited................................................................    (85,799)     $    9.88
  Expired..................................................................     --             --
                                                                             ---------
BALANCE, December 31, 1997.................................................    652,464      $   10.84
                                                                             ---------
                                                                             ---------
Exercisable at December 31, 1995...........................................    298,211      $    8.43
Exercisable at December 31, 1996...........................................    339,981      $    8.75
Exercisable at December 31, 1997...........................................    362,178      $    9.19

Weighted-average fair value of options granted during 1995.................                 $    2.73
Weighted-average fair value of options granted during 1996.................                 $    4.96
Weighted-average fair value of options granted during 1997.................                 $    6.81

    The fair value of each stock option granted in 1995, 1996 and 1997 when the Company was public is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 6.37% for 1995 and 1996; 6.17% for 1997; the expected lives of the options are six years; and volatility of 37.01% for 1995 and 1996; 32.50% for 1997. The fair value of each stock option granted before the Company became publicly traded was determined using the following assumptions: no dividend yield; risk-free rates are from 6.17% to 6.48%; and the expected lives of the options are six years. In determining the "minimum value," SFAS No. 123 does not require the volatility of the Company's common stock underlying the options to be calculated or considered because the Company was not publicly-traded when the 1995 options were granted.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

13. STOCK-BASED COMPENSATION PLANS (CONTINUED)
    The following table summarizes information about stock options outstanding at December 31, 1997:

                                                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                      --------------------------------------------  --------------------------
                                          NUMBER         WEIGHTED       WEIGHTED       NUMBER       WEIGHTED
                                      OUTSTANDING AT      AVERAGE        AVERAGE     EXERCISABLE     AVERAGE
                                       DECEMBER 31,      REMAINING      EXERCISE     AT DECEMBER    EXERCISE
RANGE OF EXERCISE PRICES                   1997        CONTRACT LIFE      PRICE       31, 1997        PRICE
------------------------------------  --------------  ---------------  -----------  -------------  -----------
$5.60 to $11.00.....................       407,948            3.10      $    8.39       261,971     $    7.79
$11.09 to $18.73....................       244,516            4.96          14.94       100,747         12.81
                                           -------             ---     -----------  -------------  -----------
$5.60 to $18.73.....................       652,464            3.80      $   10.84       362,718     $    9.19

    PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

    During 1996 and 1997, the Company did not incur any compensation costs for the Plan under APB No. 25. Had the compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 1995, 1996 and 1997 would approximate the pro forma amounts below:

                                      DECEMBER 31, 1995         DECEMBER 31, 1996         DECEMBER 31, 1997
                                   ------------------------  ------------------------  ------------------------
                                       AS           PRO          AS           PRO          AS           PRO
                                    REPORTED       FORMA      REPORTED       FORMA      REPORTED       FORMA
                                   -----------  -----------  -----------  -----------  -----------  -----------
SFAS No. 123 charge, net of
  applicable income taxes of
  $120,126, $65,414 and $145,379
  for 1995, 1996 and 1997,
  respectively...................  $   --       $   188,681  $   --       $   109,959  $   --       $   247,537
Net income.......................  $ 1,632,897  $ 1,444,216  $ 3,194,975  $ 3,085,016  $ 4,449,415  $ 4,201,878
Net income per common
  share--basic...................  $      0.47  $      0.39  $      0.58  $      0.56  $      0.74  $      0.70
Net income per common
  share--diluted.................  $      0.42  $      0.36  $      0.57  $      0.55  $      0.71  $      0.67

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its Plan. As the Company's options typically vest over five years, the full impact of the pro forma disclosure requirements will not be reflected until 2000.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for interest during the years ended December 31, 1995, 1996 and 1997 was approximately $435,000, $313,000 and $297,000, respectively, net of approximately $250,000, capitalized in 1995.

    Cash paid for taxes during the years ended December 31, 1995, 1996 and 1997 was approximately $1,450,000, $2,614,000 and $2,404,000, respectively.

    During 1995, the Company had the following noncash activity:

        Notes receivable totaling approximately $1,800,000 were issued for nonrefundable Area Developer, Master Licensee, Territorial and other fees.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (CONTINUED)
        Mandatory redeemable preferred stock, totaling approximately $7,978,000 net of issue costs was converted to common stock.

        Mandatory redeemable preferred stock dividends totaling $700,000 were converted to common stock.

    During 1996, the Company had the following noncash activity:

        Notes receivable totaling approximately $1,785,000 were issued for nonrefundable Area Developer, Master Licensee, Territorial and other fees.

    During 1997, the Company had the following noncash activity:

        Notes receivable totaling approximately $272,000 were issued for nonrefundable Area Developer, Master Licensee, Territorial and other fees.

        Notes receivable totaling approximately $1,400,000 were issued for sales of real estate development properties.

        Notes payable totaling approximately $525,000 were issued for acquisition of developer rights.

15. RELATED PARTY TRANSACTIONS

    Franchisees contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF") to be used solely for the production of programs and materials for marketing and advertising. The Company charges NAMF an amount equal to certain cost allocations and salaries for administering NAMF. Advances to NAMF totaled approximately $87,000 and $40,000 at December 31, 1996 and 1997, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

    One or more principal stockholders of the Company is guarantor of the Company's notes payable and long-term debt, totaling approximately $2,983,000 and $1,460,000 at December 31, 1996 and 1997, respectively.

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

    In 1995, the Company entered into an Area Developer Agreement pursuant to which the Area Developer paid the Company $50,000 in cash and $100,000 by promissory note. The cash was paid to the Company from one or more loans made to the Area Developer by Austin CBD 29, Inc. ("CBD 29") or its affiliates. Further, CBD 29 or its affiliates could obtain a security interest in the rights of the Area Developer to receive a portion of the royalties paid by certain franchisees and could acquire these rights in the event of default by the Area Developer. CBD 29 was controlled by Buxtehude Holdings, B.V.

    Also in 1995, the Company entered into Master License Agreements pursuant to which the Master Licensees paid the Company $75,000 in cash and $190,000 by promissory note. The cash paid to the Company from one or more loans made to the Master Licensee by an organization which is a significant stockholder of the Company. In addition, one of the members of the Company's Board of Directors is the managing director of the organization providing the funding to the Master Licensee.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

15. RELATED PARTY TRANSACTIONS (CONTINUED)
    Effective January 1, 1996, the majority of assets and liabilities of CBD 29 were transferred and assumed by Third & Colorado 29, L.L.C., an entity owned by two stockholders of the Company.

    In 1996, the Company entered into a Territorial Agreement pursuant to which Sino-Caribbean Development, Inc. ("Sino") paid $150,000 in cash and $600,000 by a promissory note for the right to obtain a master license for certain territories in the Pacific Rim. In addition, Sino agreed to assume a promissory note in the amount of $275,000 in exchange for territorial rights under an existing Master License Agreement. The outstanding balances on the combined notes were $875,000 and $455,000 at December 31, 1996 and 1997, respectively. Sino is an organization of which an officer of the Company held 60% of its outstanding common stock at December 31, 1996. In 1997, Sino issued shares of common stock to third parties which reduced the officer's interest in the organization to less than 30%.

    During 1996, the Company paid $300,000 to Bonner Carrington Corporation European Market ("BCCE") and agreed to serve as guarantor for additional financing not to exceed $400,000. In return, the Company received: (i) preferred stock representing 7.5% of the total outstanding shares of BCCE; (ii) an option to buy additional preferred stock representing an additional 10% of the total outstanding shares of BCCE; and (iii) options to purchase BCCE and its respective territories at predetermined prices effective during the period covering December 1999 through December 2011. In a separate transaction in June 1996, the Company entered into a Master License Agreement pursuant to which BCCE paid the Company $25,000 in cash and $75,000 by promissory note.

    The Company and Third & Colorado 19, L.L.C. ("T&C 19"), a limited liability company owned by two stockholders of the Company, entered into a lease agreement effective March 21, 1997, under which the Company leases from T&C 19 approximately 29,410 square feet of office space and 11,948 square feet of storage space, in Austin, Texas for the Company's corporate headquarters. Under the terms of the lease, the Company pays annual net rental of $12.95 per square foot for the office space and up to $2.50 per square foot for the storage space for a term of 10 years beginning November 1997.

16. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases office facilities and certain equipment for its Company-owned stores. Rent expense for the years ended December 31, 1995, 1996 and 1997, consisted of approximately $73,000, $118,000 and $814,000, respectively. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are as follows:

YEAR ENDING DECEMBER 31,
-----------------------------------------------------------
1998.......................................................  $   1,029,000
1999.......................................................      1,053,000
2000.......................................................      1,073,000
2001.......................................................      1,081,000
2002.......................................................      1,040,000
Thereafter.................................................      7,201,000
                                                             -------------
                                                             $  12,477,000
                                                             -------------
                                                             -------------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    GUARANTIES ON FRANCHISE OPERATING LEASES AND OTHER OBLIGATIONS

    The Company, and in some cases certain stockholders, guaranty certain real estate and equipment leases and other obligations of its franchisees. Under the Turnkey Program, the Company typically provides a credit enhancement in the form of a guaranty on the franchisee's lease assigned to a third-party investor. These guaranties typically cover lease payments and various other obligations of the franchisee for a period ranging from 18 months to five years, and is effective throughout the 20 year lease. At December 31, 1997, the Company was contingently liable for approximately $15.3 million under these guaranties. Additionally, at December 31, 1997 the Company was contingently liable for approximately $8.0 million under guaranties of other franchisee real estate and equipment leases and various obligations.

    LITIGATION

    The Company is a defendant in various lawsuits arising in the ordinary course of business. Management is of the opinion that all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the consolidated financial position, results of operations or cash flows of the Company if disposed unfavorably. The Company's federal, state and local tax assessments are periodically subject to review by regulatory agencies. Management is of the opinion that where such liabilities are estimable, they do not involve amounts which significantly exceed existing provisions.

    YEAR 2000 COMPLIANCE

    The Company's computer software programs utilize four digits to define the applicable calendar year and therefore the Company believes that it has no internal risk concerning the Year 2000 issue. Any problems the Company's suppliers and customers may have related to this issue are not expected to materially adversely affect the Company. The Company has not incurred any costs related to this issue and is not expected to incur any such costs in the future.

17. CONCENTRATION OF CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, notes receivable from Area Developers and Master Licensees and notes receivable from affiliates. The Company places its cash and cash equivalents with high credit quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

    The Company grants notes receivable to individuals and licensees who have, in the opinion of the Company, adequate reserves to repay the notes independent of the franchise rights. Although the Company has extended terms on certain of the notes receivable they have not experienced significant credit losses to date.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                       COL. C
                                                            -----------------------------
                                                 COL. B               ADDITIONS                           COL. E.
                                               -----------  -----------------------------               -----------
                   COL. A                      BALANCE AT    CHARGE TO                       COL. D     BALANCE AT
---------------------------------------------   BEGINNING    COSTS AND      CHARGE TO      -----------    END OF
                 DESCRIPTION                    OF PERIOD    EXPENSES     OTHER ACCOUNTS    DEDUCTION     PERIOD
---------------------------------------------  -----------  -----------  ----------------  -----------  -----------
Valuation allowance for Notes Receivable:
  December 31, 1997
    Valuation Allowance......................  $  (342,774) $  (100,000) $      --          $      --   $  (442,774)
                                               -----------  -----------  ----------------       -----   -----------
                                               -----------  -----------  ----------------       -----   -----------
  December 31, 1996
    Valuation Allowance......................  $  (155,000)    (187,774) $      --          $      --   $  (342,774)
                                               -----------  -----------  ----------------       -----   -----------
                                               -----------  -----------  ----------------       -----   -----------
  December 31, 1995
    Valuation Allowance......................  $   --       $   --       $    (155,000)(A)  $      --   $  (155,000)
                                               -----------  -----------  ----------------       -----   -----------
                                               -----------  -----------  ----------------       -----   -----------
Deferred Interest Income--Notes Receivable:
  December 31, 1997
    Deferred interest income.................  $   --       $   --       $      --          $      --   $   --
                                               -----------  -----------  ----------------       -----   -----------
                                               -----------  -----------  ----------------       -----   -----------
  December 31, 1996
    Deferred interest income.................  $   (35,235) $   --       $      35,235(B)   $      --   $   --
                                               -----------  -----------  ----------------       -----   -----------
                                               -----------  -----------  ----------------       -----   -----------
  December 31, 1995
    Deferred interest income.................  $  (106,153) $   --       $      70,918(B)   $      --   $   (35,235)
                                               -----------  -----------  ----------------       -----   -----------
                                               -----------  -----------  ----------------       -----   -----------

------------------------

(A) Valuation Allowance for certain Area Developer and Master Licensee promissory notes receivable was charged directly to developer fee revenue.

(B) Deferred interest income was charged to interest income.

                                 EXHIBIT INDEX

EXHIBIT NO.                                                          DESCRIPTION
------------             ----------------------------------------------------------------------------------------------------
     3.1             --  Articles of Incorporation of the Registrant, as amended.(1)
     3.2             --  Bylaws of the Registrant, as amended.(1)
     4.1             --  Specimen stock certificate evidencing the Common Stock
    10.1             --  Form of Unit Franchise Agreement entered into by the Registrant and franchisees.(1)
    10.2             --  Form of Unit Development Agreement entered into by the Registrant and franchisees.(1)
    10.3             --  Form of Area Developer Agreement entered into by the Registrant and area developers.(1)
    10.4             --  Form of Master License Agreement entered into by the Registrant and area developers.(1)
    10.5 (a)         --  Form of Territorial Agreement entered into by the Registrant and master licensees.(1)
    10.5 (b)         --  Form of Master Development Agreement entered into by the Registrant and master licensees.(1)
    10.6             --  Preferred Stock Repurchase Agreement, dated October 1993, among the Company, John C. Wooley, Jeffrey
                         J. Wooley, and the purchasers of Class A Preferred Stock.(1)
    10.7             --  Preferred Stock Purchase Agreement, dated July 20, 1994, among the Registrant and the purchasers.(1)
    10.8             --  Registration Rights Agreement, dated July 20, 1994, by and between the Registrant and the shareholders named therein.(1)
    10.9             --  Second Amended Agreement among Shareholders, dated July 20, 1994, by and among the Registrant and the Shareholders described therein.(1)
    10.10            --  Loan/Compromise and Settlement Agreement, dated April 7, 1994, between the Federal Deposit Insurance
                         Corporation as Receiver of Bank of the Hills, Austin, Texas, and the Registrant.(1)
    10.11            --  Promissory Note, dated May 18, 1993, of the Registrant to First State Bank, Austin, Texas in the
                         original principal amount of $381,249.99.(1)
    10.12(a)         --  Promissory Note, dated April 15, 1993, of the Registrant to Janet P. Newberger and Lester Baum, as
                         trustees of the 1992 Newberger Family Trust, in the original principal amount of $750,000.(1)
    10.12(b)         --  Promissory Note, dated March 31, 1994, by and between the Registrant and Janet P. Newberger and
                         Lester Baum, co-trustees of the 1992 Newberger Family Trust.(1)
    10.12(c)         --  Second Modification Agreement, dated effective December 31, 1994, by and between the Registrant and
                         Janet P. Newberger and Lester Baum, as trustees of the 1992 Newberger Family Trust.(1)
    10.12(d)         --  Promissory Note, dated September 6, 1995, of the Registrant to JanMor Corporation, in the original principal amount of $400,000.(1)
    10.13            --  Promissory Note, dated February 1, 1995, of the Registrant to Liberty National Bank, Austin, Texas
                         in the original principal amount $220,000, Security Agreement, dated February 1, 1995 and Guarantee, dated February 1, 1995, by and between John C. Wooley and Liberty National Bank.(1)
    10.14            --  Real Estate Lien Note and Deed of Trust, Security Agreement and Financing Statement, dated March 31,
                         1995, of the Registrant to Texas Bank, N.A. in the original principal amount of $500,000.(1)
    10.15            --  Promissory Note, dated April 14, 1995, between the Registrant and First State Bank in the original principal amount of $2,000,000.(1)
    10.16            --  Promissory Note and Security Agreement, dated July 15, 1993, of the Registrant to R. M. Wilkin, Inc.
                         in the original principal amount of $450,000.(1)

EXHIBIT NO.                                                          DESCRIPTION
------------             ----------------------------------------------------------------------------------------------------
    10.17            --  Commitment Letter, dated July 7, 1995, by and between AT&T Commercial Finance Corporation and the
                         Registrant in an amount not to exceed $1,100,000.(1)
    10.18            --  Term Sheet, dated July 19, 1995 by and between BeneVent-Noro and the Registrant.(1)
    10.19            --  Promissory Note, dated December 1, 1994, by and between Bee Cave/Westbank, Ltd. and Liberty National
                         Bank in the original principal amount of $1,150,000.(1)
    10.20            --  Loan Commitment, dated July 18, 1995, by and between Manns Capital Corporation and Bee
                         Cave/Westbank, Ltd., and Letter Amendment to Permanent Loan Commitment, dated July 28, 1995.(1)
    10.21            --  Promissory Note, dated August 18, 1995, by and between the Registrant and First State Bank in the original principal amount of $850,000.(1)
    10.22            --  Operating Lease for 218 South Lamar, dated May 27, 1994, by and between William C. Pfluger, et al.
                         and Schlotzsky's Restaurants, Inc.(1)
    10.23            --  Lease Agreement, September 8, 1995, by and between the Registrant and Austin CBD 29, Inc.(1)
    10.24            --  Deed of Trust and Real Estate Lien Note, dated December 31, 1993, by and between Schlotzsky's Real
                         Estate, Inc. and Austin CBD Block 29, Ltd.(1)
    10.25(a)         --  Franchise Financing Program Procedures for Qualified Franchisees, dated April 15, 1994, by and between Captec Financial Group, Inc. and the Registrant.(1)
    10.25(b)         --  Ultimate Net Loss Agreement, dated April 15, 1994, by and between the Registrant and Captec
                         Financial Group, Inc.(1)
    10.25(c)         --  Amendment to Ultimate Net Loss Agreement, dated March 30, 1995.(1)
    10.26(a)         --  Franchise finance letter of understanding, dated February 21, 1994, by and between Stephens
                         Franchisee Finance and the Registrant.(1)
    10.26(b)         --  Franchisee Financing Agreement, dated September 1, 1994, between the Registrant and Stephens
                         Diversified Leasing, Inc.(1)
    10.27            --  Agreement, dated July 1, 1994, by and among Thomas Development Corporation, Micardo, Inc. and the
                         Registrant.(1)
    10.28            --  Earnest Money Contract, dated May 20, 1994, among Schlotzsky's Real Estate, Inc., William C.
                         Pfluger, et al., Schlotzsky's Restaurants, Inc., the Registrant and John C. Wooley.(1)
    10.29            --  Unsecured Promissory Note, dated June 29, 1993, from John C. Wooley payable to the Registrant in the original principal amount of $280,000.(1)
    10.30            --  Unsecured Promissory Note, dated June 29, 1993, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $150,000.(1)
    10.31            --  Unsecured Promissory Note, dated January 1, 1993, from John C. Wooley payable to the Registrant in the original principal amount of $319,712.45.(1)
    10.32            --  Unsecured Promissory Note, dated January 1, 1993, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $76,540.93.(1)
    10.33            --  Unsecured Promissory Note, dated February 6, 1995, from John C. Wooley payable to the Registrant in the original principal amount of $131,000.(1)
    10.34            --  Unsecured Promissory Note, dated February 6, 1995, from Jeffrey J. Wooley payable to the Registrant in the original principal amount of $6,000.(1)
    10.35            --  Schlotzsky's, Inc. 1993 Third Amended and Restated Stock Option Plan of the Registrant.
    10.36(a)         --  Employment Agreement, dated as of December 21, 1995, by and between the Registrant and John C.
                         Wooley.
    10.36(b)         --  Employment Agreement, dated as of December 21, 1995, by and between the Registrant and Jeffrey J.
                         Wooley.

EXHIBIT NO.                                                          DESCRIPTION
------------             ----------------------------------------------------------------------------------------------------
    10.36(c)         --  Employment Agreement, dated January 1, 1994, by and between the Registrant and Kelly R. Arnold.(1)
    10.36(d)         --  Employment Agreement, dated January 1, 1994, by and between the Registrant and Karl D. Martin.(1)
    10.37(a)         --  Indemnity Agreement, dated June 30, 1993, by and between the Registrant and John C. Wooley.(1)
    10.37(b)         --  Indemnity Agreement, dated June 30, 1993, by and between the Registrant and Jeffrey J. Wooley.(1)
    10.38            --  Form of Indemnification Agreement for Directors and Officers of the Registrant.(1)
    10.39            --  Schlotzsky's 1995 Nonemployee Directors Stock Option Plan, and form of Stock Option Agreement.(1)
    10.40            --  Warrant Certificate, dated March 31, 1994, of the Registrant to William C. Pfluger for 75,000
                         warrants.(1)
    10.41            --  Confidentiality Agreement, dated December 8, 1989, by and between Bunge Foods Corporation and
                         Schlotzsky's Franchising Limited Partnership.(1)
    10.42            --  Real Estate Lien Note dated December 31, 1993, from CBD Block 29, Ltd. to Schlotzsky's Real Estate,
                         Inc. in the original principal amount of $302,209.12.(1)
    10.43            --  Promissory Note, dated October 4, 1995, from the Registrant to First State Bank, Austin, Texas in the original principal amount of $576,000.(1)
    10.44            --  Promissory Note dated October 25, 1995, from the Registrant to United Bank & Trust in the original principal amount of $500,000.(1)
    10.45            --  Promissory Note dated November 1995 from Registrant and Schlotzsky's Restaurants, Inc. to AT&T
                         Commercial Finance Corporation in the original principal amount of $1,100,000.(1)
    10.46            --  Promissory Note dated November 17, 1995 from Registrant to Comerica Bank--Texas in the original principal amount of $245,000.(1)
    10.47*           --  Form of Guaranty between Schlotzsky's, Inc. and Landlord with respect to Turnkey restaurants.
    10.48*           --  Form of Tenant Acknowledgment with Indemnification between Schlotzsky's Real Estate, Inc. and
                         Franchisee concerning Turnkey restaurants.
    22.1 *           --  List of subsidiaries of the Registrant.
    24.1 *           --  Consent of Coopers & Lybrand L.L.P.
    27.1 *           --  Financial Data Schedule--fiscal year ending 1997.
    27.2 *           --  Financial Data Schedule--restated data for fiscal years ending 1995, 1996 and first, second and third quarters of 1996.
    27.3 *           --  Financial Data Schedule--restated data for first, second and third quarters of 1997.

------------------------

*   Filed herewith.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-98004) filed with the Securities and Exchange Commission on October 12, 1995, as amended, and incorporated herein by reference.

(2) Previously filed as an exhibit to the registrant's registration statement on Form S-1 (File No. 333-34921) filed with the securities and exchange commission on September 4, 1997, as amended, and incorporated herein by reference.