Form 10-K/A
period 1997-12-31
SCHLOTZSKYS INC
filed 1998-04-22
CIK 1002178

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

*   Previously filed.

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

                                SCHLOTZSKY'S, INC.

                                By:              /s/ JOHN C. WOOLEY
                                     -----------------------------------------
                                                  John C. Wooley,
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER
                                                Date: April 22, 1998

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

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1995           1996           1997
                                                                      -------------  -------------  -------------
Revenue:
  Royalties.........................................................  $   7,424,810  $  10,747,238  $  14,561,377
  Franchise fees....................................................      1,493,750      1,775,000      1,554,585
  Developer fees....................................................      2,665,562      1,992,750        325,000
  Restaurant sales..................................................        505,765      3,610,199      6,364,042
  Brand contribution................................................        397,064      1,294,982      2,915,233
  Turnkey Program development.......................................         41,006        725,913      1,138,610
  Other fees and revenue............................................        323,708        568,250      1,110,289
                                                                      -------------  -------------  -------------
      Total revenues................................................     12,851,665     20,714,332     27,969,136
Expenses:
  Service costs:
    Royalties.......................................................      2,405,299      3,791,384      5,373,151
    Franchise fees..................................................        766,625        958,500        812,625
  Restaurant operations:
    Cost of sales...................................................        188,751      1,183,361      2,014,096
    Labor costs.....................................................        408,575      1,424,434      2,493,478
    Operating expenses..............................................        250,962      1,039,591      1,951,618
  General and administrative........................................      5,751,154      7,027,258      8,053,514
  Depreciation and amortization.....................................        457,938        779,284      1,155,600
                                                                      -------------  -------------  -------------
      Total expenses................................................     10,229,304     16,203,812     21,854,082
                                                                      -------------  -------------  -------------
Income from operations..............................................      2,622,361      4,510,520      6,115,054
Other:
  Interest income (expense), net....................................       (149,151)       454,670        752,960
  Other income......................................................        137,976        132,075        195,661
                                                                      -------------  -------------  -------------
Income before income taxes and extraordinary gain...................      2,611,186      5,097,265      7,063,675
Provision for income taxes..........................................      1,016,596      1,902,290      2,614,260
                                                                      -------------  -------------  -------------
Income before extraordinary gain....................................      1,594,590      3,194,975      4,449,415
Gain on extinguishment of debt, net of applicable income taxes of
  $18,271 at December 31, 1995......................................         38,307       --             --
                                                                      -------------  -------------  -------------
      Net income....................................................      1,632,897      3,194,975      4,449,415
Redeemable preferred stock dividends................................       (544,274)      --             --
                                                                      -------------  -------------  -------------
      Net income available to common stockholders...................  $   1,088,623  $   3,194,975  $   4,449,415
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Income per common share--basic:
  Income before extraordinary item..................................  $        0.45  $        0.58  $        0.74
  Extraordinary item................................................           0.02       --             --
                                                                      -------------  -------------  -------------
  Income per common share...........................................  $        0.47  $        0.58  $        0.74
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Weighted average shares outstanding...............................      2,314,938      5,525,902      5,994,403
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Income per common share--diluted:
  Income before extraordinary item..................................  $        0.41  $        0.57  $        0.71
  Extraordinary item................................................           0.01       --             --
                                                                      -------------  -------------  -------------
  Income per common share...........................................  $        0.42  $        0.57  $        0.71
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
  Weighted average shares outstanding...............................      3,440,643      5,639,225      6,226,834
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

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