Form 10-Q
period 1998-03-31
SCHLOTZSKYS INC
filed 1998-05-15
CIK 1002178

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1998


                        Commission File Number:  0-27008


                              SCHLOTZSKY'S, INC.
            (Exact name of registrant as specified in its charter)

             Texas                                              74-2654208
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

                              203 Colorado Street
                             Austin, Texas  78701
                   (address of principal executive offices)

                                (512) 236-3600
                       (Registrant's telephone number)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            YES  X         NO
                                ---           ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                       Shares Outstanding at May 1, 1998
     Common Stock, no par value                        7,391,727

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX


PART I.    FINANCIAL INFORMATION                                        Page No.
                                                                        --------
Item 1.    Consolidated Financial Statements

              Condensed Consolidated Balance Sheets --
              March 31, 1998 and December 31, 1997                          2

              Condensed Consolidated Statements of
              Income -- Three Months Ended
              March 31, 1998 and March 31, 1997                             3

              Condensed Consolidated Statements of
              Stockholders' Equity -- Three Months Ended
              March 31, 1998 and the year ended December 31, 1997           4

              Condensed Consolidated Statements of
              Cash Flows -- Three Months Ended
              March 31, 1998 and March 31, 1997                             5

              Notes to Condensed Consolidated
              Financial Statements                                          6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               12

Item 2.    Changes in Securities                                           12

Item 3.    Defaults Upon Senior Securities                                 12

Item 4.    Submission of Matters to a Vote of Security Holders             12

Item 5.    Other Information                                               12

Item 6.    Exhibits and Reports on Form 8-K                                12

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                      MARCH 31,     DECEMBER 31,
                                                        1998            1997
                                                     -----------    ------------
Assets
Current assets:
  Cash and cash equivalents                          $23,292,269    $31,254,048
  Restricted certificate of deposit                       18,000         18,000
  Receivable from sales of Turnkey Program
   development                                         6,394,469      6,054,337
  Royalties receivable                                 1,073,205        809,125
  Other receivables                                    5,022,852      2,005,760
  Prepaid expenses and other assets                      523,588        584,510
  Turnkey Program development                          8,940,208      6,950,595
  Notes receivable, current portion                    3,401,133      2,574,588
  Notes receivable from related parties, current
   portion                                                50,000         50,000
                                                     -----------    ------------
        Total current assets                          48,715,724     50,300,963

  Property, equipment and leasehold improvements,
   net                                                10,787,473      9,998,630
  Real estate held for sale                            1,063,592      1,063,592
  Notes receivable, less current portion               1,763,113      1,972,470
  Notes receivable from related parties, less
   current portion                                     2,581,444      2,565,399
  Investments and advances                             1,452,297      1,456,790
  Deferred federal income tax asset                      786,925        580,460
  Intangible assets, net                              11,393,739     11,113,213
  Other noncurrent assets                                469,069        469,069
                                                     -----------    ------------
        Total assets                                 $79,013,376    $79,520,586
                                                     -----------    ------------
                                                     -----------    ------------
Liabilities and Stockholder's Equity
Current liabilities:
  Current maturities of long-term debt               $   237,795    $   250,625
  Accounts payable                                     1,128,109      6,002,920
  Accrued liabilities                                  2,526,010      1,457,242
  Federal income taxes payable                           978,938         27,473
                                                     -----------    ------------
        Total current liabilities                      4,870,852      7,738,260
  Deferred revenue, net                                3,419,612      2,855,380
  Long-term debt, less current maturities              1,936,387      1,936,387
                                                     -----------    ------------
        Total liabilities                             10,226,851     12,530,027
Commitments and contingencies
Stockholders' equity:
    Preferred stock:
      Class C--no par value; authorized--1,000,000
       shares; issued--none
    Common stock, no par value, 30,000,000 shares
     authorized, 7,334,416 and 7,383,727 issued and
     outstanding at December 31, 1997 and March 31,
     1998, respectively                                   62,695         62,202
    Additional paid-in capital                        57,117,464     56,664,104
    Retained earnings                                 11,606,366     10,264,253
                                                     -----------    ------------
        Total stockholders' equity                    68,786,525     66,990,559
                                                     -----------    ------------
        Total liabilities and stockholders' equity   $79,013,376    $79,520,586
                                                     -----------    ------------
                                                     -----------    ------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                      --------------------------
                                                        MARCH 31,      MARCH 31,
                                                          1998           1997
                                                      ------------    ----------
Revenues
   Royalties                                          $ 4,259,018    $ 3,277,560
   Franchise fees                                         340,000        352,500
   Restaurant sales                                     1,616,257      1,323,650
   Brand contribution                                     860,316        534,646
   Turnkey development                                  1,125,017        685,490
   Other fees and revenue                                 253,684        160,705
                                                      -----------    -----------
         Total revenues                                 8,454,292      6,334,551

Expenses
   Service Costs:
      Royalties                                         1,620,621      1,202,722
      Franchise fees                                      171,250        180,000
   Restaurant Operations:
      Cost of sales                                       534,352        397,729
      Labor cost                                          754,886        529,567
      Operating expenses                                  499,823        398,728
   General and administrative                           2,915,701      2,010,205
   Depreciation and amortization                          315,817        249,740
                                                      -----------    -----------
         Total expenses                                 6,812,450      4,968,691
                                                      -----------    -----------

Income from operations                                  1,641,842      1,365,860

Other
   Interest income, net                                   504,281         58,399
                                                      -----------    -----------

   Income before income taxes                           2,146,123      1,424,259

   Provision for federal and state income taxes           804,010        535,684
                                                      -----------    -----------

   Net Income                                         $ 1,342,113      $ 888,575
                                                      -----------    -----------
                                                      -----------    -----------
Income per common share - basic:
   Income per common share                                   $.18           $.16
                                                      -----------    -----------
                                                      -----------    -----------
   Weighted average shares outstanding                  7,349,309      5,540,691
                                                      -----------    -----------
                                                      -----------    -----------

Income per common share - diluted:
   Income per common share                                   $.18           $.16
                                                      -----------    -----------
                                                      -----------    -----------
   Weighted average shares outstanding                  7,616,946      5,667,640
                                                      -----------    -----------
                                                      -----------    -----------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                           Common Stock
                                       ---------------------
                                                     Stated     Additional                      Total
                                         Shares      Capital     Paid-In        Retained     Stockholders'
                                       Outstanding   Amount      Capital        Earnings        Equity
                                       -----------  --------   -----------    ------------   ------------
Balance, January 1, 1997                5,539,922   $ 44,257   $ 26,493,165   $  5,774,599   $ 32,312,021
Public sale of stock                    1,731,825     17,318     29,615,201            - -     29,632,519
Options exercised                          57,201        572        485,802         40,239        526,613
Warrants exercised                          5,468         55         69,936            - -         69,991
Net income                                    - -        - -            - -      4,449,415      4,449,415
                                        ---------   --------   ------------   ------------   ------------
Balance, December 31, 1997              7,334,416     62,202     56,664,104     10,264,253     66,990,559
Options exercised                          25,874        259        228,599            - -        228,858
Warrants exercised                         23,437        234        224,761            - -        224,995
Net income                                    - -        - -            - -      1,342,113      1,342,113
                                        ---------   --------   ------------   ------------   ------------
Balance, March 31, 1998                 7,383,727   $ 62,695   $ 57,117,464   $ 11,606,366   $ 68,786,525
                                        ---------   --------   ------------   ------------   ------------
                                        ---------   --------   ------------   ------------   ------------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THE CONSOLIDATED FINANCIAL STATEMENTS.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                         -----------------------------
                                                            MARCH 31,       MARCH 31,
                                                              1998            1997
                                                         -------------    ------------
Cash flows provided by/(used for) operating activities   $ (6,373,921)    $  2,942,795

Cash flows from investing activities:
   Issuance of notes receivable (less collections)           (674,610)        (535,824)
   Acquisition of intangibles                                (176,148)        (653,209)
   Purchase of property, equipment and leasehold
    improvements                                             (991,078)        (820,236)
   Other                                                     (186,552)         (13,458)
                                                         ------------     ------------
Net cash used for investing activities                     (2,028,388)      (2,022,727)

Cash flows from financing activities:
   Proceeds from issuance of long term debt                       - -          154,361
   Principal payments on long term debt                       (12,830)        (111,498)
   Proceeds from exercises of options and warrants            453,360           40,000
                                                         ------------     ------------

Net cash provided by financing activities                     440,530           82,863
                                                         ------------     ------------

Net increase/(decrease) in cash and cash equivalents       (7,961,779)       1,002,931

Cash and cash equivalents at beginning of period           31,254,048        5,638,958
                                                         ------------     ------------

Cash and cash equivalents at end of period               $ 23,292,269     $  6,641,889
                                                         ------------     ------------
                                                         ------------     ------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                  THE CONSOLIDATED FINANCIAL STATEMENTS.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


March 31, 1998

NOTE 1. -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. This information should be read in connection with the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1997.

NOTE 2. -- SIGNIFICANT ACCOUNTING POLICIES

NOTES RECEIVABLE

     Schlotzsky's Inc. and its subsidiaries (the "Company") obtains annual valuations of all Area Developer and Master Licensee promissory notes receivable from an independent financial services institution. As of December 31, 1997 and March 31, 1998, the Company had recorded a valuation allowance of approximately $443,000 and $468,000, respectively, to adjust the cost basis of the promissory notes to the lower of cost or respective appraised fair value.

TURNKEY PROGRAM DEVELOPMENT

   Under the Turnkey Program, the Company works independently or with an area developer to identify superior store sites within a territory. The Company typically purchases or leases a selected site, designs and constructs a Schlotzsky's Deli restaurant on the site and sells, leases or subleases the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. Additionally, the Company may sell the site or assign its earnest money contract and lease with its franchisee to a third party investor who then assumes responsibility for developing the store. The Company typically provides a credit enhancement on the franchisee's lease on leased locations. Upon sale of the site or assignment of its earnest money contract, the Company realizes revenue based on the excess of the sales price over its cost of securing or developing the property if it has provided no credit enhancement on the lease. When a guaranty exists, the Company defers revenue and related costs of the site to a date when the guaranty is terminated or the Company's exposure to loss under the guaranty has passed. The third-party investor may contract with the Company in a separate agreement to manage construction of the Schlotzsky's Deli restaurant on the site. The Company typically charges a construction management fee, plus interim interest on the Company's monies outstanding during construction. The cost of construction, interim interest and the management fee are collected upon completion of the restaurant. The Company believes the Turnkey Program enhances the Company's ability to recruit qualified franchisees by securing and developing high profile sites and achieving critical mass for advertising purposes more quickly in selected markets.

   Turnkey Program development is stated at the lower of cost or estimated net realizable value. Land, site development, building and equipment costs, including capitalized carrying costs (primarily interest incurred and property taxes), are accumulated and accounted for on a site specific basis. Construction costs incurred in connection with the development of properties are capitalized and accounted for with respect to each project. Generally, interest incurred and property taxes are capitalized until the related properties are ready for sale. Thereafter, such costs are charged to expense as they are incurred.

Turnkey development revenue consisted of the following:

                                                                THREE MONTHS ENDED
                                                           ----------------------------
                                                              MARCH 31,      MARCH 31,
                                                                1998           1997
                                                           ------------    -----------
Sales to investors and franchisees                         $  5,184,236    $ 5,899,464
Development and construction management fees                     55,000         50,000
                                                           ------------    -----------
          Gross Turnkey Program                               5,239,236      5,949,464
Turnkey Program costs                                        (3,584,335)    (5,441,043)
                                                           ------------    -----------
          Net revenue from Turnkey Program projects           1,654,901        508,421
Rental income                                                    21,800        177,069
Interim construction interest                                    38,217            - -
Less:  Deferred revenue, net                                   (589,901)           - -
                                                           ------------    -----------
          Total Turnkey Program revenue                    $  1,125,017     $  685,490
                                                           ------------    -----------
                                                           ------------    -----------

The following table reflects system performance of the Turnkey Program.

                                                           NUMBER OF UNITS
                                                         --------------------
                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                         --------   ------------
 Sites in process at beginning of period                    78           30
 Sites beginning development during the period              34           90
 Sites completed as Company-owned stores                    --           (1)
 Sites inventoried as real estate held for sale             --           --
 Sites sold - revenue recognized                            (9)         (12)
 Sites sold - revenue deferred                              (6)         (28)
 Other                                                      --           (1)
                                                          ------       ------
 Sites in process at end of period                          97           78
                                                          ------       ------
                                                          ------       ------
                                                                                 INVESTED AT
                                                                                MARCH 31, 1998
                                                                                --------------
 Opened (receiving rent & royalties)                         2            2      $ 1,725,000
 Investment Sites (under construction)                       8            3        4,706,000
 Predevelopment Site (prequalification)                     87           73        2,509,000
                                                          ------       ------    -----------
                                                            97           78      $ 8,940,000
                                                          ------       ------    -----------
                                                          ------       ------    -----------

     Turnkey Program sites in process at the end of a period are classified as current assets as management expects to complete and sell such sites within the next year.

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

   Management does not believe the implementation of this recent accounting pronouncement will have a material effect on its consolidated financial statements.

NOTE 4. -- STOCKHOLDERS' EQUITY

     During 1997, the Company sold in a public offering 1,731,825 shares of its Common Stock which generated net proceeds of approximately $29.6 million. A portion of the proceeds were used to repay debt owed to financial institutions and corporations. The balance of the proceeds are being used to finance the development of several Company-owned restaurants and to develop restaurants under the Turnkey Program.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31,
1997

     REVENUES.  Total revenues increased 33.4% from $6,335,000 to $8,454,000.

     Royalties increased 29.9% from $3,278,000 to $4,259,000. This increase was due to the addition of 121 restaurants opened during the period from April 1, 1997 to March 31, 1998. Also driving the increase was the growing influence of larger freestanding units with higher visibility, a 12.1% increase in average weekly sales and a 6.2% increase in same store sales.

     Franchise fees decreased 3.7% from $353,000 to $340,000. This slight decrease was a result of a lower average franchise fee per unit opened during the three-month period ended March 31, 1998. A higher number of secondary restaurants, which have a lower franchise fee, were opened during the first quarter of 1998 than during the corresponding period in 1997.

     Restaurant sales increased 22.1% from $1,324,000 to $1,616,000. This increase was attributable to an 11.0% increase in sales volume of the Company's Flagship restaurant and the relocation of two units in the Austin, Texas market which were closed or underperforming during the first quarter of 1997. It is contemplated that four stores currently operated by the Company will remain Company-owned stores. It is the Company's intention to re-market certain units acquired from franchisees once their operations and profitability have improved. Management has not established a timeframe to re-market these other restaurants.

     Brand contributions, or private label licensing fees, increased 60.7% from $535,000 to $860,000. The increase was the result of the increasing volume of system-wide sales, which generate more purchases of private label products, and greater franchisee participation in the Company's purchasing programs.

   Turnkey development revenue increased 64.2% from $685,000 to $1,125,000. Cash received in excess of costs allocable to 1998 Turnkey Program transactions in which the Company provided credit enhancement on franchisees' leases was treated as deferred revenue, and accordingly, did not impact the current period's revenue or net income. Revenue which did impact 1998 included approximately $22,000 of rental revenue from sites completed and under lease. Fifteen sites developed under the Turnkey Program were sold during 1998, nine of which had no credit enhancement associated with the transaction and the revenues from that activity comprise the balance of Turnkey development revenue generated during this period.

     Other fees and revenues increased 57.8% from $161,000 to $254,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention to be held in July 1998.

     The following table reflects the growth of the franchise system for the three months ended March 31, 1998 and 1997, which has been principally responsible for the increased revenue as discussed above.

SYSTEM PERFORMANCE                              THREE MONTHS ENDED
                                           -----------------------------
                                           MARCH 31,           MARCH 31,
                                             1998                1997
                                           ---------           ---------
Units Opened
   Domestic
      Freestanding                            19                   22
      End Cap                                  9                    4
      Other                                    0                    2
                                           -------              -------
         Total Domestic Openings              28                   28
   International                               2                    1
                                           -------              -------
         Total Openings                       30                   29
Units Closed                                   5                    8
                                           -------              -------
         Net Unit Growth                      25                   21
                                           -------              -------
                                           -------              -------

System-wide Sales (in thousands)           $78,043              $60,968
Average Weekly Sales                        $9,260              $ 8,262
Change in Average Weekly Sales                12.1%                18.5%
Stores in Operation                            698                  594
Change in Same Store Sales                     6.2%                 3.0%

     COSTS AND EXPENSES. Royalty service costs increased 34.7% from $1,203,000 to $1,621,000. This increase was a direct result of the increase in royalty revenue for the three months ended March 31, 1998, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 36.7% to 38.1%. This increase reflects the growing percentage of restaurants serviced by the area developer system. Area developers receive approximately 42% of the royalties from stores in their territories.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased 34.2% from $398,000 to $534,000, and as a percentage of restaurant sales increased from 30.1% to 33.0%. Likewise, restaurant labor costs increased 42.5% from $530,000 to $755,000, and as a percentage of restaurant sales increased from 40.0% to 46.7% for the same quarter in 1997. Restaurant operating expenses have increased 25.3% from $399,000 to $500,000, and as a percentage of restaurant sales increased from 30.1% to 30.9% for the three months ended March 31, 1998, as compared to the corresponding period in 1997. These percentage increases in restaurant cost of sales, restaurant labor cost and restaurant operating expenses were primarily attributable to pre-opening costs and operating inefficiencies related to the relocation of two Company-owned restaurants during the three months ended March 31, 1998.

     General and administrative expenses grew 45.1% from $2,010,000 to $2,916,000 and as a percentage of total revenues increased from 31.7% to 34.5%. These increases are principally the result of additional personnel to support the growth at the corporate office to support the growing franchise system, including certain one time expenses related to the hiring and relocation of the individuals.

     Depreciation and amortization increased 26.4% from $250,000 to $316,000, but as a percentage of total revenues decreased from 3.9% to 3.7%. The dollar increase was principally due to amortization of goodwill and other intangibles acquired in late 1997 and depreciation related to the additional Company-owned restaurants.

     OTHER. Net interest income increased from $58,000 to $504,000. This increase was a result of the higher level of funds invested during the more recent period because of the secondary offering.

     INCOME TAX EXPENSE. Income tax expense reflects a combined federal and state effective tax rate of 37.5% for the three months ended March 31, 1998, which is slightly lower than the effective combined tax rate for the comparable period in 1997. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 37.5% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used by operating activities was $6,374,000 for the first three months of 1998. Cash used to purchase and develop Turnkey Program properties exceeded the proceeds generated from the sale of Turnkey Program properties, and was the primary reason for the net use of cash. Net cash of $2,028,000 was used in investing activities primarily consisting of expenditures of $991,000 on the completion of the relocation of two Company-owned stores. Also, the Company used $176,000 to re-acquire the development rights to a domestic territory and to fund the costs associated with the establishment of a mortgage financing program for franchisees.

     During the first quarter of 1998, financing activities provided net cash of approximately $441,000 due primarily to the exercise of stock options and warrants.

   At March 31, 1998, the Company had approximately $2,174,000 of debt outstanding. The Company guaranties certain real estate leases, equipment leases and other obligations of franchisees. At March 31, 1998, these contingent liabilities totaled approximately $25,213,000. Included in this amount is a construction loan for a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits. The loan, for which the Company is liable for the full amount, had a balance of $1,110,000 at March 31, 1998, bears interest at prime plus 1.25% and matures April 2001. Monthly payments are being made by the limited partnership.

   The Company continues to expand and refine its Turnkey Program and expects that it will have 50 to 100 sites under contract or at various stages of development at any given time. The Company has used the net proceeds from its public offerings and the proceeds from sites sold and contracts assigned to finance the activity of the Turnkey Program. With the anticipated growth in the Turnkey Program, the capital required to finance the Turnkey Program will increase significantly. Ninety-seven properties were under contract or in various stages of development at March 31, 1998. The tables below provide a summary of the Turnkey Program activity for the first quarter of 1997 and 1998.

Turnkey Program revenue consisted of the following:

                                                               THREE MONTHS ENDED
                                                         -----------------------------
                                                           MARCH 31,        MARCH 31,
                                                             1998             1997
                                                         -----------      -----------
 Sales to investors and franchisees                      $ 5,184,236      $ 5,899,464
 Development and construction management fees                 55,000           50,000
                                                         -----------      -----------
    Gross Turnkey Program revenue                          5,239,236        5,949,464
 Turnkey Program development costs                        (3,584,335)      (5,441,043)
                                                         -----------      -----------
    Net revenue from Turnkey Program projects              1,654,901          508,421
 Rental income                                                21,800          177,069
 Interim construction interest                                38,217              - -
 Less:  deferred revenue, net                               (589,901)             - -
                                                         -----------      -----------
    Total Turnkey Program revenue                        $ 1,125,017      $   685,490
                                                         -----------      -----------
                                                         -----------      -----------

   The following table reflects system performance of the Turnkey Program since January 1, 1997.

                                                          NUMBER OF UNITS
                                                      -----------------------
                                                      MARCH 31,  DECEMBER 31,
                                                       1998          1997
                                                      ---------  ------------
 Sites in process at beginning of period                 78          30
 Sites beginning development during the period           34          90
 Sites completed as Company-owned stores                 --          (1)
 Sites inventoried as real estate held for sale          --          --
 Sites sold - revenue recognized                         (9)        (12)
 Sites sold - revenue deferred                           (6)        (28)
 Other                                                   --          (1)
                                                        -----       -----
 Sites in process at end of period                       97          78
                                                        -----       -----
                                                        -----       -----
                                                                               INVESTED AT
                                                                              MARCH 31, 1998
                                                                              --------------
 Opened (receiving rent & royalties)                      2           2        $ 1,725,000
 Investment Sites (under construction)                    8           3          4,706,000
 Predevelopment Site (prequalification)                  87          73          2,509,000
                                                        -----       -----      -----------
                                                         97          78        $ 8,940,000
                                                        -----       -----      -----------
                                                        -----       -----      -----------

   The Company currently has a line of credit available from a financial institution to finance Turnkey Program capital requirements. The line of credit can be drawn upon to fund up to $12,000,000, bears interest at the bank's prime lending rate and expires April 2000. As of March 31, 1998, the Company had not drawn upon this line of credit.

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


FORWARD LOOKING STATEMENTS

     This report contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such statements may include, but not be limited to, projections of revenues, income, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management assumptions and are subject to risks and uncertainties, along with factors set forth in the Company's Annual Report on Form 10-K/A in "Business," pages 1-15.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None


ITEM 2.  CHANGES IN SECURITIES.

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits

           Exhibit                                               Sequentially
             No.                                                 Numbered Page
           -------                                               -------------

            11.1  Statement regarding computation of per
                  share earnings.                                     14

            27    Financial Data Schedule.                            15

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


Austin, Texas
May 14, 1998