Form 10-Q
period 1998-06-30
SCHLOTZSKYS INC
filed 1998-08-13
CIK 1002178

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


                                      FORM 10-Q



                  Quarterly report pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


                    For the quarterly period ended June 30, 1998


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

                         YES  /X/          NO    / /


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Shares Outstanding at August 1, 1998
   Common Stock, no par value                      7,399,342

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                        INDEX

PART I.   FINANCIAL INFORMATION                                          Page No.
                                                                         --------
Item 1.   Consolidated Financial Statements

              Condensed Consolidated Balance Sheets --
              June 30, 1998 and December 31, 1997                           2

              Condensed Consolidated Statements of
              Income -- Three and Six Months Ended
              June 30, 1998 and June 30, 1997                               3

              Condensed Consolidated Statements of
              Stockholders' Equity -- Six Months Ended
              June 30, 1998 and the year ended December 31, 1997            4

              Condensed Consolidated Statements of
              Cash Flows -- Six Months Ended
              June 30, 1998 and June 30, 1997                               5

              Notes to Condensed Consolidated
              Financial Statements                                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     9

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                15

Item 2.   Changes in Securities                                            15

Item 3.   Defaults Upon Senior Securities                                  15

Item 4.   Submission of Matters to a Vote of Security Holders              15

Item 5.   Other Information                                                16

Item 6.   Exhibits and Reports on Form 8-K                                 16

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                           JUNE 30,      DECEMBER 31,
                                                                             1998            1997
                                                                          -----------    -----------
Assets
Current assets:
  Cash and cash equivalents                                               $13,720,818    $31,254,048
  Temporary cash investments                                                1,435,906         18,000
  Receivable from sales of Turnkey Program development                      1,849,074      6,054,337
  Royalties receivable                                                      1,246,268        809,125
  Other receivables                                                         2,674,302      2,005,760
  Prepaid expenses and other assets                                           760,092        584,510
  Turnkey Program development                                              17,384,854      6,950,595
  Notes receivable, current portion                                         2,291,679      2,574,588
  Notes receivable from related parties, current portion                      185,808         50,000
                                                                          -----------    -----------
     Total current assets                                                  41,548,801     50,300,963

  Property, equipment and leasehold improvements, net                      11,741,897      9,998,630
  Real estate held for sale                                                   848,981      1,063,592
  Notes receivable, less current portion                                    8,496,628      1,972,470
  Notes receivable from related parties, less current portion               2,411,557      2,565,399
  Investments and advances                                                  1,431,027      1,456,790
  Deferred federal income tax asset                                           590,376        580,460
  Intangible assets, net                                                   11,218,140     11,113,213
  Other noncurrent assets                                                     469,069        469,069
                                                                          -----------    -----------
     Total assets                                                         $78,756,476    $79,520,586
                                                                          -----------    -----------
                                                                          -----------    -----------
Liabilities and Stockholder's Equity
Current liabilities:
  Current maturities of long-term debt                                    $   226,740    $   250,625
  Accounts payable                                                          2,010,754      6,002,920
  Accrued liabilities                                                       1,530,540      1,484,715
                                                                          -----------    -----------
     Total current liabilities                                              3,768,034      7,738,260
  Deferred revenue, net                                                     2,624,259      2,855,380
  Long-term debt, less current maturities                                   1,936,387      1,936,387
                                                                          -----------    -----------
     Total liabilities                                                      8,328,680     12,530,027
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
  Class C--no par value; authorized--1,000,000 shares; issued--none
  Common stock, no par value, 30,000,000 shares authorized,
    7,334,416 and 7,391,727 issued and outstanding at December 31, 1997
    and June 30, 1998, respectively                                            62,775         62,202
  Additional paid-in capital                                               57,188,134     56,664,104
  Retained earnings                                                        13,176,887     10,264,253
                                                                          -----------    -----------
     Total stockholders' equity                                            70,427,796     66,990,559
                                                                          -----------    -----------
     Total liabilities and stockholders' equity                           $78,756,476    $79,520,586
                                                                          -----------    -----------
                                                                          -----------    -----------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                         SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            -------------------------     -------------------------
                                                             JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                              1998            1997           1998           1997
                                                            ----------     ----------     ----------     ----------
Revenues
  Royalties                                                 $4,719,538     $3,605,747     $8,978,556     $6,883,307
  Franchise fees                                               380,000        240,000        720,000        592,500
  Developer fees                                                   - -        125,000            - -        125,000
  Restaurant sales                                           1,884,651      1,438,639      3,500,908      2,762,290
  Brand contribution                                         1,005,571        807,177      1,865,887      1,341,823
  Turnkey development                                        1,732,462        762,278      2,857,479      1,447,768
  Other fees and revenue                                       590,803        361,674        844,487        522,379
                                                           -----------     ----------    -----------    -----------
        Total revenues                                      10,313,025      7,340,515     18,767,317     13,675,067

Expenses
  Service Costs:
     Royalties                                               1,799,891      1,305,235      3,420,513      2,507,957
     Franchise fees                                            203,250        132,500        374,500        312,500
  Restaurant Operations:
     Cost of sales                                             600,974        443,146      1,135,326        840,875
     Labor cost                                                761,532        558,814      1,516,418      1,088,381
     Operating expenses                                        542,963        451,815      1,042,786        850,543
  General and administrative                                 3,860,312      2,419,146      6,776,013      4,429,352
  Depreciation and amortization                                447,573        264,200        763,389        513,940
                                                           -----------     ----------    -----------    -----------
     Total expenses                                          8,216,495      5,574,856     15,028,945     10,543,548
                                                           -----------     ----------    -----------    -----------
Income from operations                                       2,096,530      1,765,659      3,738,372      3,131,519

Other
  Interest income, net                                         417,237        137,118        921,518        195,517
                                                           -----------     ----------    -----------    -----------
  Income before income taxes                                 2,513,767      1,902,777      4,659,890      3,327,036

  Provision for federal and state income taxes                 943,246        740,963      1,747,256      1,276,646
                                                           -----------     ----------    -----------    -----------
  Net Income                                               $ 1,570,521     $1,161,814    $ 2,912,634    $ 2,050,390
                                                           -----------     ----------    -----------    -----------
                                                           -----------     ----------    -----------    -----------
Income per common share - basic:
  Income per common share                                         $.21           $.21           $.40           $.37
                                                           -----------     ----------    -----------    -----------
                                                           -----------     ----------    -----------    -----------
  Weighted average shares outstanding                        7,389,977      5,548,264      7,358,065      5,544,547
                                                           -----------     ----------    -----------    -----------
Income per common share - diluted:
  Income per common share                                         $.21           $.20           $.38           $.36
                                                           -----------     ----------    -----------    -----------
                                                           -----------     ----------    -----------    -----------
  Weighted average shares outstanding                        7,605,953      5,720,652      7,602,320      5,695,591
                                                           -----------     ----------    -----------    -----------
                                                           -----------     ----------    -----------    -----------

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                      OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    (UNAUDITED)




                                              Common Stock
                                        -------------------------
                                                          Stated      Additional                          Total
                                          Shares          Capital      Paid-In         Retained        Stockholders'
                                        Outstanding       Amount       Capital         Earnings           Equity
                                        -----------       ------       -------         --------           ------
Balance, January 1, 1997                 5,539,922        $44,257    $26,493,165     $  5,774,599       $32,312,021
Public sale of stock                     1,731,825         17,318     29,615,201               --        29,632,519
Options exercised                           57,201            572        485,802           40,239           526,613
Warrants exercised                           5,468             55         69,936              - -            69,991
Net income                                     - -            - -            - -        4,449,415         4,449,415
                                         ---------        -------    -----------      -----------       -----------
Balance, December 31, 1997               7,334,416         62,202     56,664,104       10,264,253        66,990,559
Options exercised                           33,874            339        299,269              - -           299,608
Warrants exercised                          23,437            234        224,761              - -           224,995
Net income                                     - -            - -            - -        2,912,634         2,912,634
                                         ---------        -------    -----------      -----------       -----------
Balance, June 30, 1998                   7,391,727        $62,775    $57,188,134      $13,176,887       $70,427,796
                                         ---------        -------    -----------      -----------       -----------
                                         ---------        -------    -----------      -----------       -----------


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                          OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                           SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                    -----------------------------
                                                                       JUNE 30,         JUNE 30,
                                                                         1998             1997
                                                                    -------------     -----------
Cash flows provided by/(used for) operating activities              $ (7,254,739)     $ 6,641,204

Cash flows from investing activities:
  Issuance of notes receivable (less payments)                        (6,783,293)        (342,853)
  Acquisition of intangibles                                            (185,934)      (2,173,570)
  Purchase of property, equipment and leasehold improvements          (2,218,664)      (2,275,200)
  Purchase of temporary investments                                   (1,417,906)             - -
  Other                                                                 (173,412)        (224,354)
                                                                    ------------      -----------
Net cash used for investing activities                               (10,779,209)      (5,015,977)

Cash flows from financing activities:
  Proceeds from issuance of long term debt                                   - -          679,361
  Principal payments on long term debt                                   (23,885)        (452,196)
  Proceeds from exercises of options and warrants                        524,603          110,238
                                                                    ------------      -----------
Net cash provided by financing activities                                500,718          337,403
                                                                    ------------      -----------
Net increase/(decrease) in cash and cash equivalents                 (17,533,230)       1,962,630

Cash and cash equivalents at beginning of period                      31,254,048        5,638,958
                                                                    ------------      -----------
Cash and cash equivalents at end of period                          $ 13,720,818      $ 7,601,588
                                                                    ------------      -----------
                                                                    ------------      -----------

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                        OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                            SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


June 30, 1998

NOTE 1. -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. This information should be read in connection with the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1997.


NOTE 2. -- SIGNIFICANT ACCOUNTING POLICIES

TURNKEY PROGRAM DEVELOPMENT

   Under the Turnkey Program, the Company works independently or with an area developer to identify superior store sites within a territory. The Company may purchase or lease a selected site, design and construct a Schlotzsky's Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. Additionally, the Company may sell the site or assign its earnest money contract and lease with its franchisee to a third party investor who then assumes responsibility for developing the store. The Company typically provides a credit enhancement on the franchisee's lease on leased locations. Upon sale of the site or assignment of its earnest money contract, the Company realizes revenue based on the excess of the sales price over its cost of securing or developing the property, if it has provided no credit enhancement on the lease. When a guaranty exists, the Company defers revenue and related costs of the site to a date when the guaranty is terminated or the Company's exposure to loss under the guaranty has passed. The third-party investor may contract with the Company in a separate agreement to manage construction of the Schlotzsky's Deli restaurant on the site. The Company typically charges a construction management fee, plus interim interest on the Company's monies outstanding during construction. The cost of construction, interim interest and the management fee are collected upon completion of the restaurant. The Company believes the Turnkey Program enhances the Company's ability to recruit qualified franchisees by securing and developing high profile sites and achieving critical mass for advertising purposes more quickly in selected markets.

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

     Turnkey development revenue consisted of the following:

                                                         SIX MONTHS ENDED
                                                    --------------------------
                                                     JUNE 30,       JUNE 30,
                                                       1998           1997
                                                    -----------   ------------
Sales to investors and franchisees                  $ 8,880,614   $ 12,105,851
Development and construction management fees            130,000        100,000
                                                    -----------   ------------
          Gross Turnkey Program                       9,010,614     12,205,851
Turnkey Program costs                                (6,260,683)   (11,011,509)
                                                    -----------   ------------
          Net revenue from Turnkey Program
           projects                                   2,749,931      1,194,342
Rental income                                            43,600        253,426
Interim construction interest                            88,217            - -
Plus:  Recognized deferred revenue                      550,396            - -
Less:  Deferred revenue, net                           (574,665)           - -
                                                    -----------   ------------
          Total Turnkey Program revenue             $ 2,857,479   $  1,447,768
                                                    -----------   ------------
                                                    -----------   ------------

     The following table reflects system performance of the Turnkey Program for the year ended December 31, 1997 and the six months ended June 30, 1998:

                                                  NUMBER OF UNITS
                                                ----------------------
                                                JUNE 30,  DECEMBER 31,
                                                  1998       1997
                                                --------  ------------
Sites in process at beginning of period             78        30
Sites beginning development during the period       28        90
Sites completed as Company-owned stores            - -        (1)
Sites sold - revenue recognized                    (20)       (7)
Sites sold - revenue deferred                       (6)      (33)
Other                                              - -        (1)
                                                  ----      ----
Sites in process at end of period                   80        78
                                                  ----      ----
                                                  ----      ----
                                                                        INVESTED AT
                                                                       JUNE 30, 1998
                                                                       -------------
Opened (receiving rent & royalties)                  2         2        $ 1,725,000
Investment Sites (under construction)               12         3         14,060,000
Predevelopment Site (prequalification)              66        73          1,600,000
                                                  ----      ----        -----------
                                                    80        78        $17,385,000
                                                  ----      ----        -----------
                                                  ----      ----        -----------

   Turnkey Program sites in process at the end of a period are classified as current assets as management expects to complete and sell such sites within the next year.

EARNINGS PER SHARE

   In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share", and changes the computation of earnings per share ("EPS") by replacing the "primary" EPS requirements of APB 15 with a "basic" EPS computation based upon weighted average shares outstanding. It also requires dual representation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, thus the Company has adopted SFAS No. 128 for the year ended December 31, 1997. Previously reported EPS have been restated to conform to SFAS No. 128.

   Basic and diluted EPS computations for the three and six months ended June 30, 1998 and 1997 are as follows:


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       -------------------------       ----------------------------
                                                        JUNE 30,       JUNE 30,         JUNE 30,          JUNE 30,
                                                          1998           1997             1998              1997
                                                       ----------     ----------       ----------        ----------
Basic EPS
----------
Net income available to common stockholders            $1,570,521     $1,161,814       $2,912,634        $2,050,390
                                                       ----------     ----------       ----------        ----------
                                                       ----------     ----------       ----------        ----------
Weighted average common shares outstanding              7,389,977      5,548,264        7,358,065         5,544,547
                                                       ----------     ----------       ----------        ----------
                                                       ----------     ----------       ----------        ----------
Basic EPS                                                    $.21           $.21             $.40              $.37
                                                       ----------     ----------       ----------        ----------
                                                       ----------     ----------       ----------        ----------
Diluted EPS
-----------
Net income available to common stockholders            $1,570,521     $1,161,814       $2,912,634        $2,050,390
                                                       ----------     ----------       ----------        ----------
                                                       ----------     ----------       ----------        ----------
Weighted average common shares outstanding              7,389,977      5,548,264        7,358,065         5,544,547

Assumed conversion of common shares issuable
 under stock option plan and exercise of warrants         215,976        172,388          244,255           151,044
                                                       ----------     ----------       ----------        ----------
Weighted average common and common
 equivalent shares outstanding                          7,605,953      5,720,652        7,602,320         5,695,591
                                                       ----------     ----------       ----------        ----------
                                                       ----------     ----------       ----------        ----------
Diluted EPS                                                  $.21           $.20             $.38              $.36
                                                       ----------     ----------       ----------        ----------
                                                       ----------     ----------       ----------        ----------


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

RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not believe the implementation of this recent accounting pronouncement will have a material effect on its consolidated financial statements.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

     REVENUES.  Total revenues increased 40.5% from $7,341,000 to $10,314,000.

     Royalties increased 30.9% from $3,606,000 to $4,720,000. This increase was due to the opening of 131 restaurants during the period from July 1, 1997 to June 30, 1998. Also driving the increase was the growing influence of larger freestanding units, particularly the prototype units, which are the focus of the new unit development. Furthermore, average weekly sales increased 13.1% and same store sales increased 3.9% during the second quarter of 1998.

     Franchise fees increased 58.3% from $240,000 to $380,000. This increase was principally a result of a greater number of stores and a higher average franchise fee per unit opened during the three-month period ended June 30, 1998. A higher number of primary restaurants, which have a higher franchise fee, were opened during the second quarter of 1998 than during the corresponding period in 1997.

     Developer fees decreased from $125,000 to $0. Substantially, all development rights to domestic territories have been sold and only limited sales, as a result of re-marketing a territory, are anticipated in the future.

     Restaurant sales increased 31.0% from $1,439,000 to $1,885,000. This increase was attributable to the relocation and upgrade of two Company-owned units in the Austin, Texas market, which were temporarily closed or under-performing, during the second quarter of 1997.

     Brand contributions, or private label licensing fees, increased 24.7% from $807,000 to $1,006,000. The increase was principally the result of the increasing volume of system-wide sales, which generated more purchases of private label products, and greater franchisee participation in the Company's purchasing programs.

   Turnkey development revenue increased 127.3% from $762,000 to $1,732,000. The release of guaranties on five sites sold in 1997 resulted in approximately $550,000 of revenue in the current quarter. Revenues from the sales of eleven sites developed under the Turnkey Program comprise the balance of Turnkey development revenue generated during this period. None of these sites included any credit enhancement from the Company.

     Other fees and revenues increased 63.3% from $362,000 to $591,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in July 1998 and revenue associated with completion of certain contractual obligations performed for franchisees.

     The following table reflects the growth of the franchise system for the three months ended June 30, 1998 and 1997, which has been principally responsible for the increased revenue as discussed above.

SYSTEM PERFORMANCE                               THREE MONTHS ENDED
                                                ---------------------
                                                JUNE 30,     JUNE 30,
                                                  1998         1997
                                                --------     --------
Units Opened
   Domestic
      Freestanding                                   25           14
      End Cap                                         2            3
      Other                                           3            2
                                                -------      -------
          Total Domestic Openings                    30           19
    International                                     1            2
                                                -------      -------
          Total Openings                             31           21
Units Closed                                         (7)          (3)
                                                -------      -------
          Net Unit Growth                            24           18
                                                -------      -------
                                                -------      -------
System-wide Sales (in thousands)                $86,737      $66,951

Average Weekly Sales                            $ 9,900      $ 8,756

Increase in Average Weekly Sales                   13.1%        9.8%

Stores in Operation                                 722         612

Increase in Same Store Sales                        3.9%        3.5%

     COSTS AND EXPENSES. Royalty service costs increased 37.9% from $1,305,000 to $1,800,000. This increase was a result of the increase in royalty revenue for the three months ended June 30, 1998, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 36.2% to 38.1%. This increase reflected the growing percentage of stores serviced by the area developer system. Area developers receive approximately 42% of the royalties from stores in their territories.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased 35.7% from $443,000 to $601,000, and as a percentage of restaurant sales increased from 30.8% to 31.9%. Likewise, restaurant labor costs increased 36.3% from $559,000 to $762,000, and as a percentage of restaurant sales increased from 38.8% to 40.4% for the same quarter in 1997. Restaurant operating expenses increased 20.1% from $452,000 to $543,000, but as a percentage of restaurant sales decreased from 31.4% to 28.8% for the three months ended June 30, 1998, as compared to the corresponding period in 1997. The percentage increases in restaurant cost of sales and restaurant labor cost were primarily attributable to operating inefficiencies related to the relocation and reopening of two Company-owned restaurants during the six months ended June 30, 1998. The percentage decrease in restaurant operating expenses was attributable to the improving sales outpacing the increase in operating costs, particularly at the two reopened stores.

     General and administrative expenses grew 59.6% from $2,419,000 to $3,860,000 and as a percentage of total revenues increased from 33.0% to 37.4%. Costs associated with certain Turnkey Program sites no longer being considered for development were expensed in the current quarter. The release of Company guaranties on five sites sold in 1997 resulted in deferred costs associated with those sites being recognized during the second quarter of 1998. Also, the Company continued to add personnel at the corporate office to support the growing franchise system, incurring certain one-time expenses related to the hiring and relocation of new employees. These items, together with expenses associated with the completion of certain contractual obligations performed for franchisees, were the principal reasons for the increases over the corresponding period in 1997.

     Depreciation and amortization increased 69.7% from $264,000 to $448,000, and as a percentage of total revenues increased from 3.6% to 4.3%. The increase was principally due to the amortization of goodwill and other intangibles acquired in late 1997 and depreciation related to the additional Company-owned stores.

     OTHER. Net interest income increased from $137,000 to $417,000. This increase was a result of the higher level of funds invested during the more recent period.

     INCOME TAX EXPENSE. Income tax expense reflected a combined federal and state effective tax rate of 37.5% for the three months ended June 30, 1998, which was slightly lower than the effective combined tax rate of 38.9% for the comparable period in 1997. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 37.5% for 1998.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

     REVENUES.  Total revenues increased 37.2% from $13,675,000 to $18,767,000.

     Royalties increased 30.5% from $6,883,000 to $8,979,000. This increase was due to the opening of 131 restaurants opened during the period from July 1, 1997 to June 30, 1998. Also driving the increase was the growing influence of larger freestanding units, particularly the prototype units, which are the focus of the new unit development. Furthermore, average weekly sales increased 12.7% and same store sales increased 5.2% during the six months ended June 30, 1998.

     Franchise fees increased 21.4% from $593,000 to $720,000. This increase was attributable to the opening of 11 more stores during the six months ended June 30, 1998, as compared to the same period in 1997.

   Developer fees decreased from $125,000 to $0. Substantially, all development rights to domestic territories have been sold and only limited sales, as a result of re-marketing a territory, are anticipated in the future.

     Restaurant sales increased 26.8% from $2,762,000 to $3,501,000. This increase was attributable to the relocation and upgrade of two units in the Austin, Texas market, which were temporarily closed or under-performing, during the six months ended June 30, 1997.

     Brand contributions, or private label licensing fees, increased 39.1% from $1,342,000 to $1,866,000. The increase was principally the result of the increasing volume of system-wide sales, which generated more purchases of private label products, and greater franchisee participation in the Company's purchasing programs.

   Turnkey development revenue increased 97.3% from $1,448,000 to $2,857,000. The release of guaranties on five sites sold in 1997 resulted in approximately $550,000 of revenue in the current quarter. Revenues from the sales of twenty sites developed under the Turnkey Program, which had no credit enhancement from the Company associated with the transactions, comprise the balance of Turnkey development revenue generated during this period. Six additional sites sold during the period included guaranties by the Company, and the revenue from these transactions was deferred.

     Other fees and revenues increased 61.7% from $522,000 to $844,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in July 1998 and revenue associated with completion of certain contractual obligations performed for franchisees.

     The following table reflects the growth of the franchise system for the six months ended June 30, 1998 and 1997, which has been principally responsible for the increased revenue as discussed above.

SYSTEM PERFORMANCE                               SIX MONTHS ENDED
                                               --------------------
                                               JUNE 30,    JUNE 30,
                                                 1998        1997
                                               --------    --------
Units Opened
   Domestic
      Freestanding                                   44          36
      End Cap                                        10           7
      Other                                           4           4
                                               --------    --------
          Total Domestic Openings                    58          47
   International                                      3           3
                                               --------    --------
          Total Openings                             61          50
Units Closed                                        (12)        (11)
                                               --------    --------
          Net Unit Growth                            49          39
                                               --------    --------
                                               --------    --------
System-wide Sales (in thousands)               $164,781    $127,955

Average Weekly Sales                           $  9,568    $  8,487

Increase in Average Weekly Sales                   12.7%       10.6%

Stores in Operation                                 722         612

Increase in Same Store Sales                        5.2%        2.8%

     COSTS AND EXPENSES. Royalty service costs increased 36.4% from $2,508,000 to $3,421,000. This increase was a result of the increase in royalty revenue for the six months ended June 30, 1998, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 36.4% to 38.1%. This increase reflected the growing percentage of restaurants serviced by the area developer system. Area developers receive approximately 42% of the royalties from stores in their territories.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased 35.0% from $841,000 to $1,135,000, and as a percentage of restaurant sales increased from 30.4% to 32.4%. Likewise, restaurant labor costs increased 39.3% from $1,088,000 to $1,516,000, and as a percentage of restaurant sales increased from 39.4% to 43.3% for the same quarter in 1997. Restaurant operating expenses have increased 22.6% from $851,000 to $1,043,000, but as a percentage of restaurant sales decreased from 30.8% to 29.8% for the six months ended June 30, 1998, as compared to the corresponding period in 1997. These percentage increases in restaurant cost of sales and restaurant labor cost were primarily attributable to pre-opening costs and operating inefficiencies related to the relocation and reopening of two Company-owned restaurants during the six months ended June 30, 1998. Operating expenses increased principally because of the reopening of these restaurants.

     General and administrative expenses grew 53.0% from $4,429,000 to $6,776,000 and as a percentage of total revenues increased from 32.4% to 36.1%. Costs associated with certain Turnkey Program sites no longer being considered for development were expensed in the current quarter. The release of Company guaranties on five sites sold in 1997 resulted in deferred costs associated with those sites being recognized during the second quarter of 1998. Also, the Company continued to add personnel at the corporate office to support the growing franchise system, incurring certain one-time expenses related to the hiring and relocation of new employees. These items, together with expenses associated with the completion of certain contractual obligations performed for franchisees, were the principal reasons for the increases over the corresponding period in 1997.

     Depreciation and amortization increased 48.4% from $514,000 to $763,000, and as a percentage of total revenues decreased from 3.8% to 4.1%. These increases were principally due to the amortization of goodwill and other intangibles acquired in late 1997 and depreciation related to the additional Company-owned restaurants.

     OTHER. Net interest income increased from $196,000 to $922,000. This increase was a result of the higher level of funds invested during the more recent period because of the secondary offering.

     INCOME TAX EXPENSE. Income tax expense reflected a combined federal and state effective tax rate of 37.5% for the six months ended June 30, 1998, which was slightly lower than the effective combined tax rate of 38.4% for the comparable period in 1997. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 37.5% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

   Net cash used by operating activities was $7,255,000 for the first six months of 1998. The use of cash resulted from the fact that purchases and development costs of Turnkey Program properties far exceeded the proceeds generated from the sale of Turnkey Program properties. Activity during the first six months of 1998 reflected a transition in the Turnkey Program from a focus on leases with franchisees combined with a sale of the real estate to third party investors, to the sale of Turnkey Program properties directly to franchisees through the origination of a mortgage or interim construction loan. The mortgage program is intended to allow franchisees the opportunity to own the land and building rather than lease it at approximately the same monthly cost. The Company anticipates that it will originate a mortgage for qualified franchisees and subsequently sell the mortgage, a financial instrument, to one of several financial institutions. Net cash of $10,779,000 was used in investing activities primarily consisting of expenditures of $2,219,000 on the completion of the relocation of two Company-owned stores and the use of $6,783,000 to fund certain Turnkey Development costs associated with mortgage financing or making interim construction loans to franchisees. During the balance of 1998, it is anticipated that the cash needed to fund the development of Turnkey Program properties will exceed the proceeds from the sale of the mortgages to the financial institutions.

   During the first half of 1998, financing activities provided net cash of approximately $501,000 due primarily to the exercise of stock options and warrants.

   At June 30, 1998, the Company had approximately $2,163,000 of debt outstanding. As discussed in the "Notes to Financial Statements," the Company guaranties certain real estate leases, equipment leases and other obligations of franchisees. At June 30, 1998, these contingent liabilities totaled approximately $28,491,000. Included in this amount is a construction loan for a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits. The loan, for which the Company is liable for the full amount, had a balance of $1,105,000 at June 30, 1998, bears interest at prime plus 1.25% and matures April 2001. Monthly payments are being made by the limited partnership.

   The Company continues to expand and refine its Turnkey Program and expects that it will have 50 to 100 sites under contract or at various stages of development at any given time. The Company has used the net proceeds from its public offerings and the proceeds from sites sold and earnest money contracts assigned to finance the activity of the Turnkey Program. With the anticipated growth in the Turnkey Program, particularly the introduction of the mortgage program described above, the capital required to finance the Turnkey Program will increase significantly. Eighty properties were under contract or in various stages of development at June 30, 1998. The tables below provide a summary of the Turnkey Program activity for the six months ended June 30, 1997 and 1998.

     Turnkey Program revenue consisted of the following:

                                                         SIX MONTHS ENDED
                                                    --------------------------
                                                      JUNE 30,      JUNE 30,
                                                        1998          1997
                                                    -----------   ------------
Sales to investors and franchisees                  $ 8,880,614   $ 12,105,851
Development and construction management fees            130,000        100,000
                                                    -----------   ------------
    Gross Turnkey Program revenue                     9,010,614     12,205,851
Turnkey Program development costs                    (6,260,683)   (11,011,508)
                                                    -----------   ------------
    Net revenue from Turnkey Program projects         2,749,931      1,194,343
Rental income                                            43,600        253,426
Interim construction interest                            88,217            - -
Plus:  deferred revenue recognized                      550,396            - -
Less:  deferred revenue, net                           (574,665)           - -
                                                    -----------   ------------
    Total Turnkey Program revenue                   $ 2,857,479   $  1,447,768
                                                    -----------   ------------
                                                    -----------   ------------

     The following table reflects system performance of the Turnkey Program for the year ended December 31, 1997 and the six months ended June 30, 1998:

                                                          NUMBER OF UNITS
                                                     --------------------------
                                                     JUNE 30,      DECEMBER 31,
                                                       1998            1997
                                                     --------      ------------
Sites in process at beginning of period                  78             30
Sites beginning development during the period            28             90
Sites completed as Company-owned stores                  --             (1)
Sites sold - revenue recognized                         (20)            (7)
Sites sold - revenue deferred                            (6)           (33)
Other                                                    --             (1)
                                                       ----            ----
Sites in process at end of period                        80             78
                                                       ----            ----
                                                       ----            ----
                                                                                   INVESTED AT
                                                                                  JUNE 30, 1998
                                                                                  -------------
Opened (receiving rent & royalties)                       2               2        $ 1,725,000
Investment Sites (under construction)                    12               3         14,060,000
Predevelopment Site (prequalification)                   66              73          1,600,000
                                                       ----            ----        -----------
                                                         80              78        $17,385,000
                                                       ----            ----        -----------
                                                       ----            ----        -----------

     The Company currently has a line of credit available from a financial institution which may be used to finance Turnkey Program capital requirements. The line of credit can be drawn upon to fund up to $12,000,000, bears interest at the bank's prime lending rate and expires April 2000. As of June 30, 1998, the Company had not drawn upon this line of credit. However, the Company has provided certain guaranties on notes to franchisees and area developers which reduced the available balance of this line of credit to $6,883,000.

   The Company believes that cash flow from operations, together with the proceeds of the Turnkey Program, collections from notes receivable and borrowings under existing credit facilities described above and the proceeds from its secondary public offering of common stock, will be sufficient to meet the Company's anticipated cash needs for the foreseeable future. To the extent that the net proceeds from the Turnkey Program, credit facilities, cash flow from operations and the proceeds from its secondary offering are insufficient to finance the Company's future expansion plans, the Company intends to seek additional funds for this purpose from future borrowings or additional offerings of equity securities. However, there can be no assurance of the availability of such funds on acceptable terms in the future.


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

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   The Annual Meeting of the Shareholders of the Company was held on May 29, 1998. At the meeting, the following items were voted on:


1)   Election of directors, whose terms expired at the meeting.

                                 FOR         WITHHELD
                              ---------      --------
     John C. Wooley           5,886,580      19,401

     Azie Taylor Morton       5,884,735      21,246

     Jeffrey J. Wooley        5,886,580      19,401

     The following directors' terms of office were not expired and continued after the meeting:

                         John L. Hill, Jr.
                         Floor Mouthaan
                         John M. Rosillo
                         Raymond A. Rodriguez

2) Proposal to approve amendments to the Third Amended and Restated 1993 Stock Option Plan.

           FOR                AGAINST           ABSTAIN
        ---------             -------           -------
        5,228,589             612,713           64,679

        Of the amount voted "for," 1,914,219 were broker non-votes voted in accordance with the terms of the proxy.

3)   Proposal to approve the Schlotzsky's, Inc. Employee Stock Purchase Pan.

           FOR                AGAINST           ABSTAIN
        ---------             -------           -------
        5,858,491             30,335            17,155

        Of the amount voted "for," 1,914,450 were broker non-votes voted in accordance with the terms of the proxy.

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits:

        Exhibit
          No.
        -------
          27       Financial Data Schedule.

     b.  Current Reports on Form 8-K:

         1) The Registrant filed a report on Form 8-K on May 7, 1998 related to the resignation of the Company's independent accountant under
              Item 4. Changes in Registrant's Certifying Accountant.

         2) The Registrant filed a report on Form 8-K on June 9, 1998 related to the appointment of the Company's independent accountant under
              Item 4. Changes in Registrant's Certifying Accountant.

                                     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          SCHLOTZSKY'S, INC.



                                   By:  /s/ John C. Wooley
                                        ---------------------------------
                                        John C. Wooley, President
                                        and Chief Executive Officer




                                   By:  /s/ Monica Gill
                                        ---------------------------------
                                        Monica Gill
                                        Chief Financial Officer


Austin, Texas
August 13, 1998