Form 10-Q
period 1998-09-30
SCHLOTZSKYS INC
filed 1998-11-16
CIK 1002178

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

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

  YES  /X/                    NO / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Shares Outstanding at November 1, 1998
   Common Stock, no par value                        7,391,942

===============================================================================

                                      INDEX

PART I.   FINANCIAL INFORMATION                                        Page No.
                                                                       --------
Item 1.   Consolidated Financial Statements

               Condensed Consolidated Balance Sheets --
               September 30, 1998 and December 31, 1997                    2

               Condensed Consolidated Statements of
               Income -- Three and Nine Months Ended
               September 30, 1998 and September 30, 1997                   3

               Condensed Consolidated Statements of
               Stockholders' Equity -- Nine Months Ended
               September 30, 1998 and the year ended December 31, 1997     4

               Condensed Consolidated Statements of
               Cash Flows -- Nine Months Ended
               September 30, 1998 and September 30, 1997                   5

               Notes to Condensed Consolidated
               Financial Statements                                        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                               14

Item 2.   Changes in Securities                                           14

Item 3.   Defaults Upon Senior Securities                                 14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                               14

Item 6.   Exhibits and Reports on Form 8-K                                15

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                           SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                                1998           1997
                                                                           ------------    ------------
Assets
Current assets:
  Cash and cash equivalents                                                $  6,139,428    $ 31,254,048
  Temporary cash investments                                                  1,439,077          18,000
  Receivable from sales of Turnkey Program development                        3,646,307       6,054,337
  Royalties receivable                                                        1,052,152         809,125
  Other receivables                                                           2,761,085       2,005,760
  Prepaid expenses and other assets                                             684,741         584,510
  Turnkey Program development                                                12,619,451       6,950,595
  Mortgage notes receivable, current portion                                    125,383             - -
  Notes receivable, current portion                                          11,596,445       2,574,588
  Notes receivable from related parties, current portion                        185,808          50,000
                                                                           ------------    ------------

          Total current assets                                               40,250,077      50,300,963
  Property, equipment and leasehold improvements, net                        18,925,511       9,998,630
  Real estate held for sale                                                     843,982       1,063,592
  Mortgage notes receivable, less current portion                             6,933,744             - -
  Notes receivable, less current portion                                      1,481,222       1,972,470
  Notes receivable from related parties, less current portion                 2,455,687       2,565,399
  Investments and advances                                                    1,334,714       1,456,790
  Deferred federal income tax asset                                             590,376         580,460
  Intangible assets, net                                                     12,339,724      11,113,213
  Other noncurrent assets                                                       469,069         469,069
                                                                           ------------    ------------

          Total assets                                                     $ 85,624,106    $ 79,520,586
                                                                           ------------    ------------
                                                                           ------------    ------------
Liabilities and Stockholder's Equity
Current liabilities:

  Current maturities of long-term debt                                     $    406,127    $    250,625
  Accounts payable                                                            2,701,434       6,002,920
  Income tax payable                                                            660,318          27,473
  Accrued liabilities                                                         1,882,638       1,457,242
                                                                           ------------    ------------
          Total current liabilities                                           5,650,517       7,738,260
  Deferred revenue, net                                                       1,731,940       2,855,380
  Long-term debt, less current maturities                                     6,236,753       1,936,387
                                                                           ------------    ------------
          Total liabilities                                                  13,619,210      12,530,027
Commitments and contingencies
Stockholders' equity:
    Preferred stock:
      Class C--no par value; authorized--1,000,000 shares; issued--none
    Common stock, no par value, 30,000,000 shares authorized, 7,334,416 and 7,401,942 issued at December 31, 1997 and
      September 30, 1998, respectively                                           62,877          62,202
    Additional paid-in capital                                               57,288,040      56,664,104
    Retained earnings                                                        14,758,979      10,264,253
    Treasury stock (10,000 shares)                                             (105,000)            - -
                                                                           ------------    ------------
          Total stockholders' equity                                         72,004,896      66,990,559
                                                                           ------------    ------------
          Total liabilities and stockholders' equity                       $ 85,624,106    $ 79,520,586
                                                                           ------------    ------------
                                                                           ------------    ------------

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL
                          PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                               SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                 ----------------------------  ------------------------------
                                                 SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                      1998          1997           1998             1997
                                                 ------------   ------------    ------------    ------------
Revenues
  Royalties                                      $  4,874,853   $  3,819,957    $ 13,853,409    $ 10,703,264
  Franchise fees                                      340,000        410,835       1,060,000       1,003,335
  Developer fees                                          - -            - -             - -         125,000
  Restaurant sales                                  1,744,790      1,636,335       5,245,698       4,398,625
  Brand contribution                                1,052,341        790,477       2,918,227       2,132,301
  Turnkey development                               2,844,877      1,374,288       5,702,355       2,822,056
  Other fees and revenue                              206,886        312,271       1,051,373         834,649
                                                 ------------   ------------    ------------    ------------
          Total revenues                           11,063,747      8,344,163      29,831,062      22,019,230

Expenses
  Service Costs:
    Royalties                                       1,861,054      1,397,352       5,281,567       3,905,309
    Franchise fees                                    167,500        218,750         542,000         531,250
  Restaurant Operations:
    Cost of sales                                     581,908        538,541       1,717,234       1,379,416
    Labor cost                                        728,128        642,884       2,244,545       1,731,264
    Operating expenses                                484,068        549,311       1,526,853       1,399,854
  General and administrative                        4,711,312      2,789,509      11,487,325       7,218,862
  Depreciation and amortization                       517,935        268,770       1,281,324         782,710
                                                 ------------   ------------    ------------    ------------
          Total expenses                            9,051,905      6,405,117      24,080,848      16,948,665
                                                 ------------   ------------    ------------    ------------

Income from operations                              2,011,842      1,939,046       5,750,214       5,070,565

Other

  Interest income, net                                519,829         88,632       1,441,347         284,148
                                                 ------------   ------------    ------------    ------------
  Income before income taxes                        2,531,671      2,027,678       7,191,561       5,354,713

  Provision for federal and state income taxes        949,579        793,010       2,696,835       2,069,656
                                                 ------------   ------------    ------------    ------------
  Net Income                                     $  1,582,092   $  1,234,668    $  4,494,726    $  3,285,057
                                                 ------------   ------------    ------------    ------------
                                                 ------------   ------------    ------------    ------------
Income per common share - basic:
  Income per common share                        $       0.21   $       0.22    $       0.61    $       0.59
                                                 ------------   ------------    ------------    ------------
                                                 ------------   ------------    ------------    ------------
  Weighted average shares outstanding               7,400,417      5,589,138       7,380,388       5,559,629
                                                 ------------   ------------    ------------    ------------
                                                 ------------   ------------    ------------    ------------
Income per common share - diluted:
  Income per common share                        $       0.21   $       0.21    $       0.59    $       0.57
                                                 ------------   ------------    ------------    ------------
                                                 ------------   ------------    ------------    ------------
  Weighted average shares outstanding               7,560,876      5,888,774       7,593,529       5,769,633
                                                 ------------   ------------    ------------    ------------
                                                 ------------   ------------    ------------    ------------

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL
                          PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                            Common Stock
                                      ------------------------
                                                     Stated       Additional                                  Total
                                      Number of      Capital       Paid-In      Retained      Treasury     Stockholders'
                                       Shares        Amount        Capital      Earnings        Stock          Equity
                                      ---------    -----------   -----------   ------------   ---------    ------------
Balance, January 1, 1997              5,539,922    $    44,257   $26,493,165   $  5,774,599   $     - -    $ 32,312,021
Public sale of stock                  1,731,825         17,318    29,615,201            - -         - -      29,632,519
Options exercised                        57,201            572       485,802         40,239         - -         526,613
Warrants exercised                        5,468             55        69,936            - -         - -          69,991
Net income                                 - -            - -           - -       4,449,415         - -       4,449,415
                                      ---------    -----------   -----------   ------------   ---------    -------------
Balance, December 31, 1997            7,334,416         62,202    56,664,104     10,264,253         - -      66,990,559
Options exercised                        44,089            441       399,175            - -         - -         399,616
Warrants exercised                       23,437            234       224,761            - -         - -         224,995
Treasury stock purchase
   (10,000 shares)                          - -            - -           - -            - -    (105,000)       (105,000)
Net income                                  - -            - -           - -      4,494,726         - -       4,494,726
                                      ---------    -----------   -----------   ------------   ---------    ------------
Balance, September 30, 1998           7,401,942    $    62,877   $57,288,040   $ 14,758,979   $(105,000)   $ 72,004,896
                                      ---------    -----------   -----------   ------------   ---------    ------------
                                      ---------    -----------   -----------   ------------   ---------    -------------

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL
                          PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       NINE MONTHS ENDED
                                                                 -----------------------------
                                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                                     1998            1997
                                                                 ------------    ------------
Cash flows provided by/(used for) operating activities           $(19,468,404)   $  9,439,910

Cash flows from investing activities:
  Issuance of notes receivable (less payments)                     (2,016,966)     (1,506,070)
  Acquisition of intangibles                                       (1,665,471)     (2,773,932)
  Purchase of property, equipment and leasehold improvements       (9,578,092)     (2,881,203)
  Purchase of temporary investments                                (1,421,077)            - -
  Other                                                               (79,020)       (226,019)
                                                                 ------------    ------------

Net cash used for investing activities                            (10,726,694)     (7,387,224)

Cash flows from financing activities:

  Proceeds from issuance of long term debt                          4,700,000       1,112,710
  Principal payments on long term debt                               (244,132)     (2,336,802)
  Proceeds from exercises of options and warrants                     624,611         365,379
  Proceeds from sale of common stock                                      - -      25,890,705
                                                                 ------------    ------------

Net cash provided by financing activities                           5,080,478      25,031,992
                                                                 ------------    ------------

Net increase/(decrease) in cash and cash equivalents              (25,114,620)     27,084,678

Cash and cash equivalents at beginning of period                   31,254,048       5,638,958
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $  6,139,428    $ 32,723,636
                                                                 ------------    ------------
                                                                 ------------    ------------

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL
                          PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

September 30, 1998

NOTE 1. -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. This information should be read in connection with the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K/A for the year ended December 31, 1997.

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

     Basic and diluted EPS computations for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                    -----------------------------------------------------------
                                                    SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                                                         1998           1997            1998           1997
                                                    ------------   -------------   ------------   -------------
BASIC EPS
Net income available to common stockholders         $  1,582,092   $   1,234,668   $  4,494,726   $  3,285,057
                                                    ------------   -------------   ------------   ------------
                                                    ------------   -------------   ------------   ------------
Weighted average common shares outstanding             7,400,417       5,589,138      7,380,388      5,559,629
                                                    ------------   -------------   ------------   ------------
                                                    ------------   -------------   ------------   ------------
Basic EPS                                           $       0.21   $        0.22   $       0.61   $       0.59
                                                    ------------   -------------   ------------   ------------
                                                    ------------   -------------   ------------   ------------

DILUTED EPS

Net income available to common stockholders         $  1,582,092   $   1,234,668   $  4,494,726   $  3,285,057
                                                    ------------   -------------   ------------   ------------
                                                    ------------   -------------   ------------   ------------
Weighted average common shares outstanding             7,400,417       5,589,138       7,380,388      5,559,629
Assumed conversion of common shares issuable
  under stock option plan and exercise of warrants       160,459         299,636         213,141        210,004
                                                    ------------   -------------   ------------   ------------
Weighted average common and common
  equivalent shares outstanding                        7,560,876       5,888,774      7,593,529      5,769,633
                                                    ------------   -------------   ------------   ------------
                                                    ------------   -------------   ------------   ------------
Diluted EPS                                         $       0.21   $        0.21   $       0.59   $       0.57
                                                    ------------   -------------   ------------   ------------
                                                    ------------   -------------   ------------   ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES.  Total revenues increased 32.6% from $8,343,000 to $11,064,000.

     Royalties increased 27.6% from $3,820,000 to $4,875,000. This increase was due to the opening of 127 restaurants during the period from October 1, 1997 to September 30, 1998. Also driving the increase was the growing influence of larger freestanding units, particularly the prototype units, which are the focus of the new unit development. Furthermore, average weekly sales increased 11.8% and same store sales increased 3.0% during the third quarter of 1998.

     Franchise fees decreased 17.3% from $411,000 to $340,000. This decrease was principally a result of fewer store openings and lower average franchise fees per unit opened during the three-month period ended September 30, 1998. However, both primary and secondary fee structures were increased during the quarter, so it is not contemplated that this will recur during the next twelve months. A higher number of secondary restaurants, which have a lower franchise fee, were opened during the third quarter of 1998 than during the corresponding period in 1997.

     Restaurant sales increased 6.7% from $1,636,000 to $1,745,000. This increase was principally attributable to the relocation and upgrade of two Company-owned units in the Austin, Texas market, which were temporarily closed, during the third quarter of 1997.

     Brand contributions, or private label licensing fees, increased 33.2% from $790,000 to $1,052,000. The increase was principally the result of the increasing volume of system-wide sales, which generated more purchases of private label products, and greater franchisee participation in the Company's purchasing programs.

     Turnkey development revenue increased 107.1% from $1,374,000 to $2,845,000. The termination of guaranties on thirteen sites sold in previous periods resulted in the recognition of approximately $1,377,000 of revenue in the current quarter. The Company purchased these sites from one of the real estate investment trusts which had acquired them during prior periods. Five of these stores were subsequently resold for no material gain or loss to franchisees through the Company's mortgage program. It is contemplated that most of these mortgages will be marketed to financial institutions. Most of the remaining stores will be resold to franchisees during the next six months. Revenues from sales of sites developed under the Turnkey Program, assignments of earnest money contracts and consulting services comprise the balance of Turnkey development revenue generated during the quarter and none of these sites included any credit enhancement from the Company.

     The following table reflects the growth of the franchise system for the three months ended September 30, 1998 and 1997, which has been principally responsible for the increased revenue as discussed above.

              SYSTEM PERFORMANCE                             THREE MONTHS ENDED
                                                     ---------------------------------
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                          1998               1997
                                                     -------------       -------------
         Units Opened
              Domestic
                 Freestanding                             23                 19
                 End Cap                                   1                  4
                 Other                                   - -                  4
                                                     -------------       -------------
                         Total Domestic Openings          24                 27
              International                              - -                  1
                                                     -------------       -------------
                         Total Openings                   24                 28
         Units Closed                                    (10)                (4)
                                                     -------------       -------------
                         Net Unit Growth                  14                 24
                                                     -------------       -------------
                                                     -------------       -------------

         System-wide Sales (in thousands)              $  90,023           $   70,457
         Average Weekly Sales                          $  10,011           $    8,958
         Increase in Average Weekly Sales                  11.8%                10.2%
         Stores in Operation                                 736                  636
         Increase in Same Store Sales                       3.0%                 4.6%

         COSTS AND EXPENSES. Royalty service costs increased 33.2% from $1,397,000 to $1,861,000. This increase was a result of the increase in royalty revenue for the three months ended September 30, 1998, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 36.6% to 38.2%. This increase reflected the growing percentage of stores serviced by the area developer system. Area developers receive approximately 42% of the royalties from stores in their territories.

     Franchise fee costs decreased 23.3% from $219,000 to $168,000, as a result of lower franchise fee revenue for the quarter.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased 8.0% from $539,000 to $582,000, and as a percentage of restaurant sales increased from 32.9% to 33.4%. Likewise, restaurant labor costs increased 13.2% from $643,000 to $728,000, and as a percentage of restaurant sales increased from 39.3% to 41.7% for the same quarter in 1997. Restaurant operating expenses decreased 11.8% from $549,000 to $484,000, and as a percentage of restaurant sales decreased from 33.6% to 27.7% for the three months ended September 30, 1998, as compared to the corresponding period in 1997. The percentage increases in restaurant cost of sales and restaurant labor cost were primarily attributable to operating inefficiencies related to the relocation and reopening of two Company-owned restaurants during 1998. The percentage decrease in restaurant operating expenses was attributable to the improving sales outpacing the increase in operating costs, particularly at the two reopened stores.

     General and administrative expenses grew 68.9% from $2,790,000 to $4,711,000 and as a percentage of total revenues increased from 33.4% to 43.6%. The termination of Company guaranties on thirteen Turnkey sites sold in previous periods resulted in deferred costs associated with those sites in the amount of approximately $650,000 being recognized during the current quarter. Turnkey development activity on new sites declined during the quarter resulting in approximately $300,000 of Turnkey development overhead costs being expensed in the current period rather than deferred. Also, the Company continued to add personnel at the corporate office to support the growing franchise system, resulting in greater expenses related to the hiring and relocation of new employees when compared to the previous period. In addition, legal expenses were higher during the current period principally a result of a higher incidence of litigation and mediation compared to the prior period.

     Depreciation and amortization increased 93.3% from $268,000 to $518,000, and as a percentage of total revenues increased from 3.2% to 4.8%. The increase was principally due to the amortization of goodwill and other intangibles acquired in late 1997 and the nine months ended September 30, 1998 and depreciation related to the additional Company-owned stores.

     OTHER. Net interest income increased 484.3% from $89,000 to $520,000.
This increase was a result of the higher level of funds invested during the more recent period.

     INCOME TAX EXPENSE. Income tax expense reflected a combined federal and state effective tax rate of 37.5% for the three months ended September 30, 1998, which was slightly lower than the effective combined tax rate of 39.1% for the comparable period in 1997. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 37.5% for 1998.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES.  Total revenues increased 35.5% from $22,019,000 to $29,830,000.

     Royalties increased 29.4% from $10,703,000 to $13,853,000. This increase was due to the opening of 127 restaurants during the period from October 1, 1997 to September 30, 1998. Also driving the increase was the growing influence of larger freestanding units, particularly the prototype units, which are the focus of the new unit development. Furthermore, average weekly sales increased 12.0% and same store sales increased 3.8% during the nine months ended September 30, 1998.

     Developer fees decreased from $125,000 to $0. Substantially, all development rights to domestic territories have been sold and only limited sales, as a result of re-marketing a territory, are anticipated in the future.

     Restaurant sales increased 19.3% from $4,399,000 to $5,246,000. This increase was principally attributable to the relocation and upgrade of two units in the Austin, Texas market, which were temporarily closed or under-performing, during the nine months ended September 30, 1997.

     Brand contributions, or private label licensing fees, increased 36.9% from $2,132,000 to $2,918,000. The increase was principally the result of the increasing volume of system-wide sales, which generated more purchases of private label products, and greater franchisee participation in the Company's purchasing programs.

     Turnkey development revenue increased 102.1% from $2,822,000 to $5,702,000. The release and termination of guaranties on sixteen sites sold in previous periods resulted in the recognition of approximately $1,816,000 of revenue in the current period. The Company purchased twelve of these sites from one of the real estate investment trusts which had acquired them during 1997. Guaranties on the other five sites were unconditionally released by another real estate investment trust. Five stores purchased by the Company were subsequently resold for no material gain or loss to franchisees through the Company's mortgage program. It is contemplated that most of these mortgages will be marketed to financial institutions and that most of the remaining stores will be resold to franchisees during the next six months. Revenues from sales of sites developed under the Turnkey Program, assignments of earnest money contracts and consulting services comprise the balance of Turnkey development revenue generated during the period. Five additional sites sold during the period included guaranties by the Company, and the revenue from these transactions was deferred.

     Other fees and revenues increased 25.9% from $835,000 to $1,051,000.
This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in July 1998 and revenue associated with completion of certain contractual obligations performed for franchisees.

     The following table reflects the growth of the franchise system for the nine months ended September 30, 1998 and 1997, which has been principally responsible for the increased revenue as discussed above.

              SYSTEM PERFORMANCE                             THREE MONTHS ENDED
                                                     ---------------------------------
                                                     SEPTEMBER 30,       SEPTEMBER 30,
                                                          1998               1997
                                                     -------------       -------------
         Units Opened
              Domestic
                 Freestanding                              67                  55
                 End Cap                                   11                  11
                 Other                                      4                   8
                                                     -------------       -------------
                         Total Domestic Openings           82                  74
              International                                 3                   4
                                                     -------------       -------------
                         Total Openings                    85                  78
         Units Closed                                     (22)                (15)
                                                     -------------       -------------
                         Net Unit Growth                   63                  63
                                                     -------------       -------------
                                                     -------------       -------------

         System-wide Sales (in thousands)              $ 254,804           $ 198,412
         Average Weekly Sales                          $   9,695           $   8,654
         Increase in Average Weekly Sales                  12.0%               10.7%
         Stores in Operation                                 736                 636
         Increase in Same Store Sales                       3.8%                3.4%


         COSTS AND EXPENSES. Royalty service costs increased 35.3% from $3,905,000 to $5,282,000. This increase was a result of the increase in royalty revenue for the nine months ended September 30, 1998, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties grew from 36.5% to 38.1%. This increase reflected the growing percentage of restaurants serviced by the area developer system. Area developers receive approximately 42% of the royalties from stores in their territories.

         Restaurant cost of sales, which consists of food, beverage and paper costs, increased 24.5% from $1,379,000 to $1,717,000, and as a percentage of restaurant sales increased from 31.3% to 32.7%. Likewise, restaurant labor costs increased 29.7% from $1,731,000 to $2,245,000, and as a percentage of restaurant sales increased from 39.3% to 42.8% for the same quarter in 1997. Restaurant operating expenses have increased 9.1% from $1,400,000 to $1,527,000, but as a percentage of restaurant sales decreased from 31.8% to 29.1% for the nine months ended September 30, 1998, as compared to the corresponding period in 1997. These percentage increases in restaurant cost of sales and restaurant labor cost were primarily attributable to pre-opening costs and operating inefficiencies related to the relocation and reopening of two Company-owned restaurants during the nine months ended September 30, 1998. The percentage decrease in restaurant operating expenses was attributable to the improving sales outpacing the increase in operating costs, particularly at the two reopened stores.

         General and administrative expenses grew 59.1% from $7,219,000 to $11,487,000 and as a percentage of total revenues increased from 32.8% to 38.5%. The termination of Company guaranties on seventeen sites sold in previous periods resulted in deferred costs associated with those sites of approximately $833,000 being recognized during the second and third quarters of 1998. Also, the Company continued to add personnel at the corporate office to support the growing franchise system, resulting in greater expenses related to the hiring and relocation of new employees when compared to the previous period. In addition, legal expenses were higher during the current period principally a result of a higher incidence of litigation and mediation compared to the prior period.

     Depreciation and amortization increased 63.6% from $783,000 to $1,281,000, and as a percentage of total revenues decreased from 3.6% to 4.3%. These increases were principally due to the amortization of goodwill and other intangibles acquired in late 1997 and the nine months ended September 30, 1998 and depreciation related to the additional Company-owned restaurants.

     OTHER. Net interest income increased 407.4% from $284,000 to $1,441,000. This increase was a result of the higher level of funds invested during the more recent period because of the secondary offering completed in September 1997.

     INCOME TAX EXPENSE. Income tax expense reflected a combined federal and state effective tax rate of 37.5% for the nine months ended September 30, 1998, which was slightly lower than the effective combined tax rate of 38.7% for the comparable period in 1997. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 37.5% for 1998.

     YEAR 2000 IMPACT. The Company's computer software programs utilize four digits to define the applicable calendar year and therefore the Company believes that it has no material internal risk concerning the Year 2000 issue. The Company has received preliminary responses from many of its major restaurant equipment suppliers indicating that they and the products they sell to the Company's restaurant system also have no material internal risk from the Year 2000 issue. To date, none of the Company's major suppliers have indicated that they anticipate material internal risks. The Company is in the process of a more in-depth inquiry concerning the readiness of its major suppliers and those of the restaurant system. The Company will assess and, where practicable, attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The Company plans to educate its franchise system during the next two quarters to prepare them to anticipate Year 2000 issues which could affect them locally. The Company does not anticipate that its costs associated with monitoring readiness and mitigating risks concerning the Year 2000 issue will be material. However, even if favorable responses are received, there can be no assurance that third parties will be Year 2000 compliant. The impact on the Company's operations, if any, from the inability of any of its suppliers and franchisees to become Year 2000 compliant is not reasonably estimable (except that if there is a national or regional crisis in the financial, transportation or utility infrastructure, it would likely adversely affect most commercial enterprises, including the Company).

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities was $19,468,000 for the first nine months of 1998. The use of cash resulted from the fact that purchases and development costs of Turnkey Program properties exceeded the proceeds generated from the sale of Turnkey Program properties. Activity during the first nine months of 1998 reflected a transition in the Turnkey Program from a focus on leases with franchisees combined with a sale of the real estate to third party investors, to the sale of Turnkey Program properties directly to investors or to franchisees through the origination of a mortgage or interim construction loan. The Company's new mortgage program is intended to allow franchisees the opportunity to own the land and building rather than lease it at approximately the same monthly cost. The Company anticipates that it will originate mortgages for qualified franchisees and subsequently sell the mortgage, a financial instrument, to one of several financial institutions. Net cash of $10,727,000 was used in investing activities primarily consisting of expenditures of $4,354,000 relating to the acquisition and development of Company-owned stores and $5,224,000 relating to investments in restaurants acquired from franchisees or investors, which the Company intends to re-market. During the next several quarters, it is anticipated that the cash needed to fund the development of Turnkey Program properties could exceed the proceeds from the sale of the properties to investors and franchisees and sales of mortgages to financial institutions.

     During the first nine months of 1998, financing activities provided net cash of approximately $5,080,000 due primarily to the $4,700,000 drawn on the Company's line of credit and the exercise of stock options and warrants.

     At September 30, 1998, the Company had approximately $6,643,000 of debt outstanding. As discussed in the "Notes to Financial Statements," the Company guaranties certain real estate leases, equipment leases and other obligations of franchisees. At September 30, 1998, these contingent liabilities totaled approximately $23,845,000. Included in contingent liabilities is a construction loan for a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits. The loan, for which the Company is liable for the full amount, had a balance of $1,099,000 at September 30, 1998, bears interest at prime plus 1.25% and matures April 2001. Monthly payments are being made by the limited partnership.

     The Company continues to expand and refine its Turnkey Program and expects that it will have 50 to 100 sites under contract or at various stages of development at any given time. The Company has used the net proceeds from its public offerings and the proceeds from sites sold and earnest money contracts assigned to finance the activity of the Turnkey Program. With the anticipated growth in the Turnkey Program, particularly the introduction of the mortgage program described above, the capital required to finance the Turnkey Program will increase significantly. Seventy-nine properties were under contract or in various stages of development at September 30, 1998. The tables below provide a summary of the Turnkey Program activity for the nine months ended September 30, 1997 and 1998.

     Turnkey Program revenue consisted of the following:

                                                                      NINE MONTHS ENDED
                                                               -------------------------------
                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                   1998               1997
                                                               ------------       ------------
     Sales to investors and franchisees                        $ 20,642,134       $ 20,495,608
     Development and construction management fees                   135,000            130,000
                                                               ------------       ------------
          Gross Turnkey Program revenue                          20,777,134         20,625,608
     Turnkey Program development costs                          (16,516,626)       (18,090,100)
                                                               ------------       ------------
          Net revenue from Turnkey Program projects               4,260,508          2,535,508
     Rental income                                                   96,933            286,548
     Interim construction interest                                  109,046                 --
     Deferred revenue recognized                                  1,815,868                 --
     Deferred revenue                                              (580,000)                --
                                                               ------------       ------------
          Total Turnkey Program revenue                        $  5,702,355       $  2,822,056
                                                               ------------       ------------
                                                               ------------       ------------

The following table reflects system performance of the Turnkey Program for the year ended December 31, 1997 and the nine months ended September 30, 1998:

                                                                       NUMBER OF UNITS
                                                               --------------------------------
                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                   1998                 1997
                                                               -------------        -----------
     Sites in process at beginning of period                        78                   30
     Sites beginning development during the period                  47                   90
     Sites completed as Company-owned stores                        (1)                  (1)
     Sites sold - revenue recognized                               (39)                  (7)
     Sites sold - revenue deferred                                  (5)                 (33)
     Other                                                          (1)                  (1)
                                                               -------------        -----------
     Sites in process at end of period                              79                   78
                                                               -------------        -----------
                                                               -------------        -----------

                                                                                                       INVESTED AT
                                                                                                       SEPTEMBER 30,
                                                                                                           1998
                                                                                                       -----------
     Opened (receiving rent & royalties)                             1                    2            $   663,000
     Investment Sites (under construction)                           7                    3             10,711,000
     Predevelopment Site (prequalification)                         71                   73              1,245,000
                                                               -------------        -----------        -----------
                                                                    79                   78            $12,619,000
                                                               -------------        -----------        -----------
                                                               -------------        -----------        -----------

     The Company currently has a line of credit from a financial institution which may be used to finance Turnkey Program capital requirements. The line of credit can be drawn upon to fund up to $12,000,000, bears interest at the bank's prime lending rate and expires April 2000. As of September 30, 1998, the Company had drawn $4,700,000 of this line of credit. In addition, the Company has provided certain guaranties on notes to franchisees and area developers which reduced the available balance of this line of credit to $25,000.

     The Company believes that cash flow from operations, together with the proceeds of the Turnkey Program, collections from notes receivable and borrowings under existing credit facilities described above and the proceeds from its secondary public offering of common stock, will be sufficient to meet the Company's anticipated cash needs for the immediate future. To the extent that the net proceeds from the Turnkey Program, credit facilities, cash flow from operations and the proceeds from its secondary offering are insufficient to finance the Company's future expansion plans, the Company intends to seek additional funds for this purpose from future borrowings or additional offerings of debt or equity securities. However, there can be no assurance of the availability of such funds on acceptable terms in the future.

     FORWARD LOOKING STATEMENTS

         This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such statements may include, but are not limited to, projections of revenues, income, capital expenditures, plans for future operations, financing needs or plans (including those relating to Turnkey Program real estate transactions and financings), and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management assumptions and are subject to risks and uncertainties such as changes in interest rates, availability of favorable financing for the Company or its franchisees, intense competition, future restaurant openings and changes in development plans or strategies, along with factors set forth in the Company's Annual Report on Form 10-K/A in "Business," pages 1-15. The Company undertakes no obligation to update forward looking statements that may be contained in this report.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On August 26, 1998, the Lone Star Ladies Investment Club filed a class action lawsuit in federal court in the Western district of Texas against Registrant and six of its offers and directors (Monica Gill, Chief Financial Officer; Azie Taylor Morton, director; Raymond A. Rodriguez, director; John M. Rosillo, director; Jeffrey J. Wooley, Senior Vice President and director; and John C. Wooley, President and Chairman of the Board of Directors). The complaint, alleges securities fraud arising out of a change in the timing of recognition of revenue from the sale of real estate properties in connection with which Registrant provided a limited guaranty on lease payments from franchisees who had leased the properties. In April 1998, Registrant announced that 1997 earnings would be lower than previously announced because it would defer revenue received in the fourth quarter from such real estate transactions rather than recognizing it as previously contemplated. Plaintiffs seek monetary damages in an unspecified amount. Registrant believes that the allegations are without merit and intends to vigorously defend against the suit.

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION

Pursuant to a recent amendment to Rule 14a-4 promulgated by the Securities and Exchange Commission, notice is hereby given of Registrant's intention to confer discretionary authority to the persons named in its proxy for the 1999 Annual Meeting of Shareholders to vote with respect to shareholder proposals which are not included in the Registrant's proxy statement and which are not the subject of a prior written notice in advance of the date for last year's annual meeting or the proxy statement therefor in accordance with the Registrant's Bylaws, as amended.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits:

             Exhibit
               No
             -------
             10.36(a)  Employment Agreement, dated as of March 1, 1998, by and between Registrant and John C. Wooley.

             10.36(b) Employment Agreement, dated as of March 1, 1998, by and between Registrant and Jeffrey J. Wooley.

             27        Financial Data Schedule.

         b.  Current Reports on Form 8-K:

             1) The Registrant filed a report on Form 8-K on September 18,
                1998 related to the Board of Directors approval of the Company's repurchase of up to 380,000 shares of its common stock.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SCHLOTZSKY'S, INC.

                                   By: /s/ John C. Wooley
                                      ---------------------------------------
                                      John C. Wooley, President
                                      and Chief Executive Officer

                                   By: /s/ Monica Gill
                                      ---------------------------------------
                                      Monica Gill
                                      Chief Financial Officer



Austin, Texas
November 16, 1998