Form 10-K
period 1998-12-31
SCHLOTZSKYS INC
filed 1999-04-01
CIK 1002178

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-27008

                              ------------------

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

                       PREFERRED STOCK PURCHASE RIGHTS

                              ------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 19, 1999 was approximately $60,849,000 based upon the last sales price on March 19, 1999 on the NASDAQ National Market System for the Company's common stock. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. Registrant had 7,401,338 shares of Common Stock outstanding on March 19, 1999.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 SCHLOTZSKY'S, INC.

                                 INDEX TO FORM 10-K
                            YEAR ENDED DECEMBER 31, 1998

                                                                                     PAGE NO.
                                                                                     --------
PART I

Item 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .   16

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters . . .   17
Item 6.  Selected Consolidated Financial Data. . . . . . . . . . . . . . . . . . . .   18
Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation . . . . . . . . . . . . . . . . . . . . . . . . .   19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk. . . . . . . . .   28
Item 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . . . . .   29
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . .   29

PART III

Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . .   30
Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . .   30
Item 12.  Security Ownership of Certain Beneficial Owners and Management . . . . . .   30
Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . .   30

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . . . . .   30


                                       PART I

ITEM 1.  BUSINESS

     Schlotzsky's, Inc. (the "Company") was formed effective January 1, 1993, when Schlotzsky's Franchising Limited Partnership, Schlotzsky's-Houston, Ltd., Schlotzsky's-San Antonio, Ltd., Schlotzsky's Restaurant Management Corporation, and Schlotzsky's, Inc. (collectively, the "Predecessor Entities") were merged into the Company and its two wholly-owned subsidiaries, Schlotzsky's Restaurants, Inc. and Schlotzsky's Real Estate, Inc. (the "1993 Merger"). In June 1993, the Company raised $5 million through the sale of Class A Preferred Stock and used the proceeds to redeem the preferred stock issued in the 1993 Merger to the investors in the Predecessor Entities other than John C. Wooley and Jeffrey J. Wooley. The Company's other subsidiaries, which are wholly-owned, are Schlotzsky's Brands, Inc., Schlotzsky's Equipment Corporation, DFW Restaurant Transfer Corp., 56th and 6th, Inc., and SREI Turnkey Development, L.L.C. The Company and its subsidiaries are Texas corporations, and references to the "Company" include its predecessors, and its and their subsidiaries, unless the context otherwise requires.

     The Company's principal executive offices are located at 203 Colorado Street, Austin, Texas 78701, and its telephone number is (512) 236-3600.

GENERAL

     The Company is a franchisor of quick service restaurants that feature made-to-order sandwiches with unique sourdough buns. At December 31, 1998, the Schlotzsky's system included eight Company-owned stores and 742 franchised stores located in 38 states, the District of Columbia and 13 foreign countries. System-wide sales were approximately $270.4 million for 1997 and $348.5 million for 1998. Weighted average annual unit volumes were $455,000 in 1997 and $503,000 for 1998.

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

     In 1991, the Company began implementing a strategy to achieve its objective of becoming a leader in the specialty sandwich segment of the restaurant industry in the United States. The key elements of this strategy are to: offer an expanded menu of consistent, high quality foods featuring the Company's proprietary bread recipes, complemented by excellent customer service; use the Turnkey Program to develop new stores in high visibility, free-standing locations; utilize area developers to decentralize certain labor intensive aspects of franchisee recruiting and support; develop a strong network of motivated owner-operator franchisees; and increase awareness of the Schlotzsky's brand through enhanced marketing and private label products. Recently, the Company revised its strategy to include the acquisition and development of a limited number of Company-owned stores, principally for concept development.
The Company anticipates that it will initiate national network television advertising in the Spring of 1999.

     MENU OF DISTINCTIVE, HIGH QUALITY PRODUCTS. Schlotzsky's Deli restaurants offer an expanded menu of consistent, high quality foods featuring the Company's proprietary bread recipes, complemented by excellent customer service. The menu features made-to-order sandwiches with bread that is baked fresh from scratch every day for every restaurant. The Schlotzsky's Original sandwich, which was introduced in 1971, is a variation of the muffaletta sandwich made with three meats (lean ham, Genoa salami and cotto salami), three cheeses (mozzarella, cheddar and parmesan), garlic butter, mustard, marinated black olives, onion, lettuce and tomato on a toasted sourdough bun. The Schlotzsky's Original sandwich continues to be the most popular item on the Schlotzsky's menu. Schlotzsky's Deli restaurants now offer an expanded menu with 15 sandwiches on four types of bread, 10 sourdough crust pizzas, five salads, soups, chips and other side items, fresh baked cookies and other desserts, and beverages. At most locations, sandwiches range in price from $3.00 to $4.75 ($7.00 for an oversized Original), and eight-inch gourmet pizzas are priced between $3.50 and $4.50.

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

     AREA DEVELOPERS. The Company has 32 area developers trained to assist the Company in achieving its expansion goals in the United States. Area developers provide the following services: they recruit and qualify franchisees; they assist franchisees in site selection, training, financing, building and opening stores; they provide ongoing operational support; they monitor product and service quality; and they help coordinate local advertising. Prior to 1991, these functions were performed by Company personnel. By utilizing its area developer network, the Company believes that it can effectively support a growing number of franchised stores while controlling its overhead costs. Area developers receive a portion of franchise fees and royalties from each store in their territories and are motivated to develop their markets and monitor operating performance. Generally, area developers have been required to meet specific store opening schedules under their agreements with the Company in order to maintain their development rights. The Company recently contracted with several area developers to buy down their portion of franchise fees and royalties in return for cash or the combination of cash and a note. As a result of these contracts, it is contemplated that store opening schedules for these area developers will be eliminated.

     MOTIVATED OWNER-OPERATOR FRANCHISEES. The Company is developing a strong network of owner-operator franchisees. The Company believes that a motivated owner-operator is an essential key to the success of a store. The Schlotzsky's system consists almost exclusively of franchised stores, owned and managed by entrepreneurial franchisees. The Company seeks franchisees who are committed to providing on-site supervision of store operations and prefers to limit franchisees to three or four locations in relatively close proximity. As of December 31, 1998, out of 458 franchisees with stores, 9 franchisees have more than five stores each and, in the aggregate, account for approximately 8.8% of the stores in the system.

     INCREASED BRAND AWARENESS. The Company seeks to increase awareness of the Schlotzsky's brand through enhanced marketing and private label products. The Company is directing its franchising efforts to establish a sufficient number of stores in larger markets to allow expanded cooperative advertising through newspaper, radio and television. The Company has developed a complete line of private label products to increase Schlotzsky's brand awareness. Private label products are used by franchisees in preparing foods and are displayed at stores as part of the standard decor package. Some private label products are sold by franchisees for home consumption. In 1999, Schlotzsky's brand chips became available for retail purchase outside of the restaurant system for the first time in the domestic superstores of one of the world's largest retailers. The Company expects to continue to explore alternative channels for retail distribution of some of its private label products.

     COMPANY-OWNED STORES. The Company's flagship store in Austin, Texas opened in 1995, and two stores were acquired from franchisees by the Company in 1996, one in New York City (Manhattan) and one in Houston. In addition, in 1997, the Company developed or acquired and began operating another store in Houston, one in Illinois, one in Mississippi, and one in Georgia. In 1998, the Company completed the relocation of two additional units in Austin, Texas, acquired two
stores in College Station, Texas and opened a store in Cedar Park, Texas.   Also
during 1998, the stores in Houston, Illinois and Mississippi were reclassified as "held for sale" and so were not considered to be part of the portfolio of Company-owned units at the end of the year. The operating results of the units held for sale are considered an operating cost of the Turnkey Program and are reported in Turnkey Program cost. Results from restaurants the Company intends to own and operate on a longer term basis are reflected in restaurant operations figures. The Company anticipates opening or acquiring additional stores in Texas during 1999. The Company operates these stores primarily for product development, concept refinement, prototype testing and training, and to build brand awareness. The Company may acquire or develop a limited number of other Company-owned stores in the future for these purposes and may acquire or develop others from time to time with the intent of transferring them to franchisees.

EXPANSION

     At December 31, 1998, the Schlotzsky's system consisted of 750 stores in 38 states, the District of Columbia, and 13 foreign countries. At December 31, 1996 and 1997, the system included 573 and 673 stores, respectively.

STORE LOCATIONS AS OF DECEMBER 31, 1998

                                               NUMBER
                    LOCATION                  OF STORES
                    --------                  ---------
                    UNITED STATES:
                    Texas. . . . . . . . . .     219
                    Arizona. . . . . . . . .      40
                    Georgia. . . . . . . . .      36
                    Tennessee. . . . . . . .      35
                    Florida. . . . . . . . .      31
                    Illinois . . . . . . . .      29
                    Indiana. . . . . . . . .      25
                    Michigan . . . . . . . .      23
                    California . . . . . . .      22
                    North Carolina . . . . .      21
                    Wisconsin. . . . . . . .      20
                    Colorado . . . . . . . .      20
                    Oklahoma . . . . . . . .      18
                    Alabama. . . . . . . . .      18
                    South Carolina . . . . .      17
                    Ohio . . . . . . . . . .      16
                    New Mexico . . . . . . .      15
                    Missouri . . . . . . . .      12
                    Kansas . . . . . . . . .      12
                    Nebraska . . . . . . . .      11
                    Louisiana. . . . . . . .      10
                    Utah . . . . . . . . . .      10
                    Minnesota. . . . . . . .       9
                    Arkansas . . . . . . . .       7
                    Nevada . . . . . . . . .       7
                    Virginia . . . . . . . .       6
                    Oregon . . . . . . . . .       6
                    Mississippi. . . . . . .       5
                    Idaho. . . . . . . . . .       5
                    Washington . . . . . . .       4
                    Iowa . . . . . . . . . .       3
                    West Virginia. . . . . .       3
                    North Dakota . . . . . .       3
                    Kentucky . . . . . . . .       3
                    South Dakota . . . . . .       2
                    Hawaii . . . . . . . . .       2
                    Pennsylvania . . . . . .       2
                    New York . . . . . . . .       2
                    District of Columbia . .       1
                                                 ---
                    TOTAL U.S. . . . . . . .     730

                    INTERNATIONAL:
                    Argentina. . . . . . . .       3
                    Japan. . . . . . . . . .       3
                    Turkey . . . . . . . . .       3
                    Malaysia . . . . . . . .       2
                    Canada . . . . . . . . .       1
                    China. . . . . . . . . .       1
                    Germany. . . . . . . . .       1
                    Guatemala. . . . . . . .       1
                    Lebanon. . . . . . . . .       1
                    Mexico . . . . . . . . .       1
                    Morocco. . . . . . . . .       1
                    Saudi Arabia . . . . . .       1
                    United Kingdom . . . . .       1
                                                 ---
                    TOTAL INTERNATIONAL: . .      20
                                                 ---
                    TOTAL STORES:. . . . . .     750
                                                 ---
                                                 ---

TURNKEY PROGRAM

     The Company instituted the Turnkey Program to further assist franchisees in obtaining superior sites and to achieve more rapid penetration in those selected major markets where the Company believes there is strong demand by franchisees for good locations. The Company believes that the Turnkey Program enhances the Company's ability to recruit qualified franchisees by securing and developing high profile sites and achieving critical mass for advertising purposes more quickly in selected markets. Under the Turnkey Program, the Company works independently or with an area developer to identify superior store sites within a territory. The Company will typically perform various services including, but not limited to, site selection, feasibility analysis, environmental studies, site work, permitting and construction management, receiving a fee and recognizing revenue upon the completion of these services. The Company may assign its earnest money contract on a site to a franchisee, or a third-party investor, who then assumes responsibility for developing the store. The Company may also purchase or lease a selected site, design and construct a Schlotzsky's Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor.

     From inception of the Turnkey Program through 1997, the Company typically provided credit enhancement in the form of limited guaranties on the franchisees' leases for leased locations sold to investors. The Company obtained agreements from the franchisees to indemnify the Company in case the guaranties are called upon. Upon sale of the leased site or assignment of its earnest money contract, the Company has deferred revenue generated (even though proceeds were received in cash) and allocable costs incurred in connection with the property. When a lease guaranty is terminated, or the Company's exposure to loss under the guaranty has passed, the Company recognizes the revenue and allocable costs related to the site. Generally, if no credit enhancement is provided in connection with such transactions, the Company recognizes the revenue and allocable expenses in the periods in which the transactions occur. During 1998, the Company began emphasizing ownership of the real estate by franchisees through a program which entails acquiring the rights to a superior site and reselling the property, or its rights (with any improvements), to a franchisee whose permanent mortgage loan will be financed by a third party financial institution. The Company provides credit enhancement for the franchisee in the form of a limited guaranty in favor of the lender. These guarantees are usually for loan payments required to be made during the first two to five years and are limited to 15% to 25% of the principal amount of the loan. Generally, in those cases, the Company recognizes the revenue and allocable expenses in the period in which the transaction occurs. The Company will often interim finance land and building costs in anticipation of permanent financing by a financial institution. In addition, the Company charges a fee when it is requested to manage construction of a store on property owned by a franchisee or an investor. This construction management fee is recognized when the store is completed. The Company anticipates that the total investment in each developed free-standing location will be approximately $1,200,000 to $2,000,000 (less for leased locations).

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

FRANCHISING

     The Company has adopted a strategy of franchising, rather than owning stores. The Company believes that franchisees who own and operate stores are more highly motivated and manage stores more efficiently than typical manager-employees. Moreover, franchising allows the Company to expand the number of stores and penetrate markets more quickly and with less capital than developing Company-owned stores. Area developers play a role in the Company's franchising program by recruiting qualified franchisees and by monitoring and providing support to franchised stores.

     AREA DEVELOPERS. The Company's 32 area developers recruit and qualify franchisees according to criteria developed by the Company. Once a franchisee is approved by the Company, the area developer works with the Company to assist the franchisee in site selection, training, store design and layout, construction and financing. The area developer provides store opening assistance, monitors store performance and compliance with product and service quality standards established by the Company and helps to coordinate cooperative advertising within his territory. The Company pays area developers 50% of all franchise fees paid by franchisees in their territories, although some area developers have received up to 100% of certain franchise fees as an inducement to develop their territories more quickly. In addition, the Company also pays area developers approximately 42% of the royalties received under franchise agreements providing for 6% royalties and 12.5% to 25% of royalties received under franchise agreements providing for 4% royalties, in each case with respect to franchisees in their territories.

     It is contemplated that the percentage of franchise fees and royalties payable to certain area developers could be reduced to approximately 33% and 21%, respectively, if proposed transactions are consummated. There can be no assurance that such transactions will be completed. Area developers are not required to own or operate stores, although some of the Company's area developers are also franchisees, or have investments in franchisees, under separate franchise agreements. Area developers are granted exclusive rights to one or more television markets in the United States, typically for a term of 50 years. Each area developer pays the Company a nonrefundable fee for the exclusive development rights for a market. The Company typically receives 25% to 50% of the area developer fee when the area development agreement is signed with the balance payable with interest over an 18 to 36-month period under a promissory note from the area developer.

     Area development agreements are nonassignable without the prior written consent of the Company, and consents have been granted from time to time. The Company retains rights of first refusal with respect to any proposed sale by the area developer. Area developers are not permitted to compete with the Company. Area developers typically commit to a store opening schedule for each territory. The Company has agreed to extend or waive store opening schedules for certain area developers under certain conditions, and may eliminate the schedules for
those whose royalties are bought down.   If an area developer fails to meet its
obligations, the Company can terminate or repurchase its territory.

     FRANCHISEES. The Company believes the involvement of owners in daily store operations is critical to the success of a franchise. The Company prefers franchisees who will operate no more than three or four stores, located within a single market. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. Because the cost of building and equipping a Schlotzsky's Deli restaurant is somewhat higher than for some other specialty sandwich franchise operations, the Company's franchisees must make certain minimum investments into their stores and typically must have substantial cash resources or a relatively high net worth to obtain financing to build and equip stores. While area developers identify and recruit potential franchisees, all franchisees must be approved by the Company.

     FRANCHISE AGREEMENTS. The Company enters into one or more agreements with each franchisee granting the franchisee the right to develop one or more stores within a territory over a defined period of time. Once a site for a store has been selected by the franchisee and accepted by the Company, additional documentation specifying that site is signed. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $30,000 for the franchisee's first store and $20,000 for any additional store. The franchise fee is payable at the time of signing the agreement. The current standard franchise agreement provides for a term of 20 years (with one ten-year renewal option) and payment of a royalty of 6% of sales. As of December 31, 1998, 98 stores operated under franchise agreements entered into prior to 1991 were paying a royalty of 4% of sales.

     The Company has the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Government Regulation."

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

     FRANCHISE OPERATIONS. All franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Food preparation is standardized and is limited to baking bread, slicing pre-cooked meats, cheese and produce, melting cheese and heating sandwiches. Because they usually operate no more than three stores, franchisees are expected to be actively involved in monitoring operations at each store. Each franchisee has full discretion to determine the prices to be charged to its customers. Franchise stores are periodically inspected by area developers and the Company's field service representatives. The Company's field service representatives and area developers monitor compliance with the Company's standards and specifications as set forth in the franchise agreement and the Company's manuals.

     REPORTING. Most Schlotzsky's Deli restaurant franchisees are required to report weekly sales and other data to the Company. Other franchisees are required to report monthly. Generally, 6% royalties are payable weekly by automatic bank drafts and 4% royalties are payable monthly by check. The Company is evaluating software for use by franchisees to record and report sales and other operating information and anticipates that franchisees may be able to license this software beginning at some point in 1999. Although the Company has the right to audit franchisees, it relies primarily on voluntary compliance by franchisees to accurately report sales and remit royalties. The Company expects to begin auditing some franchise locations during 1999.

     INTERNATIONAL MASTER LICENSEES. In addition to the Company's expansion in the United States, the Company has granted nonassignable rights to develop stores in international markets to master licensees. A master licensee is typically licensed for 50 years to use the Schlotzsky's trademarks in designated foreign territories and may grant area development rights and franchises in those territories. Unlike area developers, master licensees contract directly with franchisees, and the Company delegates the selection of franchisees and approval of sites to the master licensees. When a master license is granted, the master licensee pays the Company a negotiated, nonrefundable license fee. In some instances, the Company will negotiate a territorial agreement pursuant to which a foreign territory is reserved and the principal economic terms of the master license agreement are agreed upon in return for a nonrefundable fee to be applied toward the master license fee. The Company normally receives 15% to 35% of the master license fee in cash when the master license or territorial agreement is signed, with the balance payable with interest over a term of up to 48 months under a promissory note from the master licensee. Typically, the Company also receives one-third to one-half of any sublicense and franchise fees and one-third of any royalties received by the master licensee. All amounts payable to the Company by the master licensees must be paid in U.S. dollars. As of December 31, 1998, the Company had executed master licenses or territorial agreements covering 49 foreign countries. As with area developers, if master licensees fail to meet their obligations, the Company can terminate their rights or repurchase their territories. Master licensees are subject to various laws and regulations regarding franchising and licensing in their territories and are responsible for complying with these laws and regulations.

SITE SELECTION

     The Company and its area developers often assist franchisees in selecting their sites and developing their stores. Each franchisee is responsible for selecting store locations acceptable to the Company. Site selection criteria are based on accessibility and visibility of the site and selected demographic factors, including population, residential and commercial density, income, age and traffic patterns. The Company prefers that franchisees select sites for free-standing stores to maximize store visibility and sales potential. As the table below indicates, the mix of store sites has changed since the Company adopted a new strategy in 1991 focusing on higher visibility stores.

                                                                               STORES OPENED BETWEEN
                                           AS OF                 AS OF          JANUARY 1, 1992 AND
         STORE SITE                  DECEMBER 31, 1991    DECEMBER 31, 1998      DECEMBER 31, 1998
         ----------                  -----------------    -----------------    ---------------------
     Free-Standing . . . . . . .            24%                   52%                    57%
     End-Cap . . . . . . . . . .            31                    27                     24
     In-Line . . . . . . . . . .            28                    11                      7
     Other . . . . . . . . . . .            17                    10                     12
                                           ---                   ---                    ---
     Total . . . . . . . . . . .           100%                  100%                   100%
                                           ---                   ---                    ---
                                           ---                   ---                    ---

     The Company has developed a series of prototype store designs and specifications for free-standing and end-cap stores which it makes available for use by franchisees. These specifications may be adapted to existing restaurants and other retail spaces.

UNIT ECONOMICS

     The Company believes that the Schlotzsky's Deli restaurant concept offers attractive unit economics. The cost to a franchisee of developing and opening a prototype Schlotzsky's Deli restaurant (excluding restaurants like the Company's flagship store) in leased space has recently ranged from approximately $300,000 to $500,000, including leasehold improvements, equipment, fixtures and initial working capital. While the initial cost of owning a free-standing, prototype restaurant ranges from $1,200,000 to $2,000,000, the monthly payments at interest rates in effect at December 31, 1998 were favorable compared to monthly rent at comparable leased locations. During the twelve months ended December 31, 1998, the weighted average store sales for Schlotzsky's Deli restaurants was approximately $503,000, although store revenue varies significantly depending upon the type, size and location of the store. The Company believes that food and paper costs for the Schlotzsky's Deli menu items are relatively low as a percentage of gross store sales as compared to many quick service restaurant concepts.

FINANCING

     With respect to non-Turnkey Program stores, the Company usually does not, and is not obligated to, provide financing to franchisees for the costs of developing and opening stores. Both the Company and area developers assist franchisees in obtaining financing by identifying third party financing sources. Certain financial institutions have designed equipment leasing programs specifically for Schlotzsky's franchisees and have developed guidelines for sale and leaseback financing for Schlotzsky's stores. The Company has also identified Small Business Administration lenders which have made loans to Schlotzsky's franchisees. These lenders are not committed to provide any financing to franchisees and there can be no assurance that franchisees will be able to finance their costs of opening stores on suitable terms.

     The Company has negotiated with certain financial institutions to provide mortgage loans to qualified franchisees with stores developed through the Turnkey Program. These loans typically would involve a limited guaranty by the Company. In certain cases, the Company acquires the right to the land and, in connection with the sale of the land to a franchisee (or another buyer who plans to subsequently sell the property to a franchisee), provides interim financing in anticipation of permanent financing by a financial institution. These loans may be in the form of construction draw notes or mortgages. The Company had loaned an aggregate of approximately $7.3 million to various franchisees through this program, which had not been assigned to a financial institution as of December 31, 1998. There can be no assurance that financial institutions will agree to accept assignments of these or future loans made by the Company on acceptable terms, if at all.

     The Company from time to time agrees to guaranty its franchisees' obligations to equipment and real property lessors or subordinates all or a portion of its royalties to the obligations of franchisees on such leases. These guaranties provide for a limited number of payments or limited time period for which the Company may be required to perform on its guaranty.

     As of December 31, 1998, the Company had guarantied an aggregate of approximately $26.4 million which is principally comprised of real estate leases and mortgages, as well as equipment leases and other obligations of its franchisees.

PURCHASING; PRIVATE LABELING

     Franchisees are required to purchase equipment, furniture, smallwares, merchandising displays and food from suppliers approved by the Company. Approximately 80-85% of overall purchases of goods used in daily operations by the Company's franchised stores are from International Multifoods Corporation, which provides volume discounts to franchisees based upon system-wide purchases. The Company believes that comparable goods are available at competitive prices from numerous other suppliers.

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

MARKETING

     Franchised stores contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF"), a non-profit corporation administered by the Company. NAMF funds are used principally to develop and produce radio and television commercials and print advertising for use in local markets, in-store graphics and displays, and promotions, but such funds may also be used to pay for media space or time. NAMF has developed advertising campaigns for use by franchisees centered around different slogans, such as FUNNY NAME. SERIOUS SANDWICH.-Registered Trademark-; ACCEPT NO SUBSTITUTESKY'S-Registered Trademark-; BEST BUNS IN TOWN-Registered Trademark-; and ORIGINAL TASTE EVERY DAY. NAMF'S field marketing representatives coordinate advertising campaigns and promotions for area developers and franchisees.

     Franchisees are required by the terms of their franchise agreements to spend at least 3% of gross sales on advertising. Effective January 1, 1999, the Company began collecting 1.75% of the 3% for network television advertising. The Company anticipates that network advertising will be initiated during the Spring of 1999. The Company has requested franchisees to form local advertising groups to pool the remainder of the 3% in order to maximize the benefits of local advertising for members.

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

     Competition in the food service business is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors. The Company and its area developers attempt to assist franchisees in managing or adapting to these factors, but no assurance can be given that some or all of these factors will not adversely affect some or all of the franchisees.

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

EMPLOYEES

     As of December 31, 1998, the Company employed 159 persons at its corporate headquarters. None of the Company's employees is covered by a collective bargaining agreement or is represented by any labor union. The Company believes its relationship with its employees is good.

RISK FACTORS

     In addition to the other information contained in this report, the following factors should be considered carefully in evaluating the Company:

     FORWARD LOOKING STATEMENTS. This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act" and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The words "expect," "estimate," "anticipate," "contemplate," "predict," "believe," "intend," "plan," "project" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including strategies related to the Company's Turnkey Program and plans concerning the Company's relationship with its area developers; and (iv) the declaration and payment of dividends. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Report including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," as well as information contained in the Company's other filings with the Securities and Exchange Commission (the "Commission"), identify important factors that could cause such differences.

     RAPID GROWTH STRATEGY. During 1998, 107 new Schlotzsky's stores were opened. During 1996 and 1997, the Company and its franchisees opened 135 and 120 stores, respectively. This level of store openings is significantly greater than that experienced by the Company prior to 1995. The Company will rely primarily upon its franchisees, area developers, the Turnkey Program, and new geographic markets to maintain this level of expansion. The number of openings and the performance of new stores will depend on various factors, including: (i) the availability of suitable sites for new stores; (ii) the ability to recruit qualified franchisees; (iii) the ability of franchisees to negotiate acceptable lease or purchase terms for new locations, obtain capital required to construct, build-out and operate new stores, meet construction schedules, and hire and train qualified store personnel; (iv) the establishment of brand awareness in new markets; and (v) the ability of the Company to manage this anticipated expansion. Not all of these factors are within the control of the Company, and there can be no assurance that the Company will be able to maintain or accelerate its growth or that the Company will be able to manage its expanding operations effectively. See "Business -- Strategy."

     TURNKEY PROGRAM. As of December 31, 1998, the Company had developed 128 stores under the Turnkey Program, 39 of which were developed during 1998. The Company expects that the Turnkey Program will continue to produce approximately 30% to 40% of new store development. The Company has limited experience in implementing this program, which has evolved significantly since its inception. There can be no assurance that results experienced to date are indicative of future performance under the program. The Company may be unable to sell properties acquired under the Turnkey Program at a profit or at its cost, and the Company could be required to sell properties at a loss or hold properties indefinitely, diminishing the capital available to reinvest in the Turnkey Program. The Company may also be unable to obtain permanent third party financing for interim loans made to the Company's franchisees, which would further diminish capital available for the Turkey Program. See "-- Credit Risk and Contingencies," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Turnkey Program."

     RELIANCE ON AREA DEVELOPERS. The Company relies on certain area developers to find qualified franchisees in their areas. Area developers are independent contractors, and are not employees of the Company. Through 1998, most area developer agreements specified a schedule for opening stores in the territory covered by the agreement. It is contemplated that in 1999, the Company will eliminate the development schedule for several area developers in connection with the buy down of their rights to receive future franchise fees and royalties. In addition, the Company has agreed in the past to extend or waive development schedules for certain area developers. There can be no assurance that area developers will be able to meet their contractual development schedules. These schedules are a significant factor in the Company's expectations regarding the number and timing of new store openings. Delays in store openings could adversely affect the future operations of the Company.

     From time to time, the Company relies extensively on certain area developers, many of whom do not have experience operating restaurants. In those instances, the Company has less direct involvement in recruiting franchisees and in monitoring the quality of franchised stores. The Company provides training and support to area developers, but the quality of store operations and the ability of area developers to meet development schedules may be diminished by their lack of experience. It may be difficult for the Company to enforce its area development agreements or to terminate the area development rights of area developers who fail to meet development schedules or other standards and requirements imposed by the Company, limiting the ability of the Company to develop the territories of such area developers. See "Business -- Franchising."

     Between January 1, 1996 and December 31, 1998, 123 of the 362 new stores opened were within territories controlled by only two area developers. As of December 31, 1998, these two area developers controlled 14 territories having a total of 308 stores. As these territories mature, system-wide growth will depend upon more activity in other territories. Because of its plans to buy down the percentages of franchise fees and royalties payable to certain area developers, the Company will be primarily responsible for recruiting franchisees and will receive limited assistance with openings from many of its area developers. The Company believes that the concentration of store openings among a relatively few area developers is due primarily to the longer tenure of these area developers with the Company and the size and maturity of the territories covered by their agreements.

     DEPENDENCE ON FRANCHISING CONCEPT. Because royalties from franchisees' sales are a principal component of the Company's revenue base, the Company's performance depends upon the ability of its franchisees to promote and capitalize upon the Schlotzsky's concept and its reputation for quality and value. The Company believes that the cost to a franchisee of opening a Schlotzsky's Deli restaurant is higher than the store opening costs incurred by franchisees of many of the Company's competitors for franchisees. This necessarily limits the number of persons who are qualified to be franchisees of the Company. The Company has established criteria to use in evaluating prospective franchisees, but there can be no assurance that it, or its area developers, will recruit franchisees who have the level of business abilities or financial resources necessary to open Schlotzsky's stores on schedule or that franchisees will conduct operations in a manner consistent with the Company's concepts and standards. See "Business -- Franchising."

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

While the Company's experience is consistent with the trends in the industry, the Company believes that it is in material compliance with these laws and regulations and its agreements with franchisees, and that its relations with its franchisees are generally good. See "Business --Government Regulation" and "-- Litigation."

     IMPORTANCE OF LICENSING FEES. During the past three years, the Company's revenue from private label licensing fees (brand contribution) has increased significantly as the volume of system sales has increased, terms with certain major suppliers have been renegotiated, and franchisees have increased their participation in the Company's purchasing programs. This revenue is largely dependent upon the voluntary participation of the franchisees. In 1999, the Company anticipates renegotiating the terms of the contracts with some of its suppliers and will explore other alternative retail channels of distribution for some of its private label products.

     The Company believes its purchasing programs provide franchisees with significant cost savings and other advantages. There can be no assurance that the Company's suppliers will not increase prices to franchisees or that franchisees will not negotiate more favorable terms from other approved suppliers. Some franchisees may also object to these fees as a source of revenue to the Company. Any of these developments could result in reduced purchases by franchisees of private label products and declining private label licensing revenue to the Company. This could have a material adverse effect on the financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     CREDIT RISK AND CONTINGENCIES. The Company guaranties certain real estate obligations and equipment leases and other obligations of its franchisees. The Company has entered into guaranties with respect to most of the leases between its franchisees and the buyers of the sites developed under the Turnkey Program. These guaranties typically cover lease payments or various other obligations of the franchisee for a period ranging from 18 months to five years, and are effective throughout the term of the 20 year lease. The Company guaranties a limited portion of most of the mortgages of certain franchisees who purchase Turnkey Program sites pursuant to the mortgage financing program which the Company began implementing during 1998. See "Business -- Turnkey Program" and "Business - Financing." At December 31, 1998, the Company was contingently liable for approximately $26.4 million which is principally comprised of guaranties on real estate leases and mortgages, equipment leases and other obligations of its franchisees.

     During 1998, the mortgage financing program substantially replaced the lease transactions completed in the Turnkey Program during prior years. While the Company provided financing for several mortgages which were sold or held for sale to financial institutions, there can be no assurance that the financial institutions will accept all or most of the mortgages that the Company expects to assign. The principal amount of the loans outstanding under the mortgage financing program as of December 31, 1998 was approximately $7.3 million. The Company charges area developers and master licensees a fee ("developer fee") for the rights to develop a defined territory. Typically, a portion of the developer fee has been paid in cash and the balance paid with a promissory note from the area developer or master licensee. The Company periodically evaluates the credit risk and obtains annual valuations of these notes from an independent financial services institution with expertise in valuing instruments of this sort. As of December 31, 1998, the Company held notes receivable from area developers and master licensees in an aggregate principal amount of approximately $5.2 million. At December 31, 1998, the principal balance of these notes had been reserved on the financial statements of the Company by approximately $593,000, reflecting the fair market value of such notes based upon valuations from a third party valuation service. The Company also holds notes receivable from certain franchisees related to the sale of Company-owned stores and certain other obligations. As of December 31, 1998, the outstanding principal amount of these notes was approximately $8,092,000. While the Company considers it unlikely that there will be defaults on a significant amount of the notes, such defaults could adversely affect the Company's financial condition. Parties controlled by or related to directors, officers and principal shareholders of the Company have provided financing to certain area developers and master licensees and have guarantied obligations of certain area developers and master licensees to the Company. See "Certain Transactions -- Master License and Area Development Agreements" and "Business -- Franchising -- International Master Licensees."

     A wholly owned subsidiary of the Company is the general partner of a limited partnership that developed a retail shopping center in the Austin area. The Company and its subsidiary have guarantied the repayment of a loan for this project in the principal amount of $1.1 million due in April 2001. The Company does not exercise control over the partnership and does not consider its investment in the retail shopping center to represent a separate line of business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     LIMITED OPERATING HISTORY OF PROTOTYPES. Over the past several years, the Company has refined its store prototypes and currently encourages franchisees to develop larger, free-standing stores with higher visibility. This has increased the costs to franchisees of opening and operating stores. The Company and franchisees have a limited history of operating these prototype stores, and results achieved to date may not be indicative of future results. There can be no assurance that, on a sustained basis, the Company will be able to attract and retain franchisees qualified to assume the increased debt and the management responsibility associated with the larger operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto.

     GEOGRAPHIC CONCENTRATION. Of the 750 stores in the system at December 31, 1998, 219 were located in Texas. A downturn in the regional economy or other significant adverse events in Texas could have a material adverse effect on the Company's financial condition and results of operations.

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

     Competition in the food service industry is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors. The Company and its area developers assist franchisees in managing or adapting to these factors, but no assurance can be given that some or all of these factors will not adversely affect some or all of the franchisees. See "Business -- Competition."

     CONTROL BY PRINCIPAL SHAREHOLDERS. As of December 31, 1998, John C. Wooley and Jeffrey J. Wooley beneficially owned an aggregate of approximately 13.9% of the outstanding Common Stock. Additionally, Greenfield Capital Partners B.V. and NethCorp Investments VI B.V., entities of which Floor Mouthaan, a director of the Company is the managing director, beneficially owned an aggregate of 5.6% of the outstanding Common Stock, and Getov Holding B.V., an entity of which John M. Rosillo, a director of the Company, is the managing director, beneficially owned 1.7% of the outstanding Common Stock at December 31, 1998. As a result, these shareholders, if they were to act in concert, would have the ability to influence the outcome of any issue submitted to a vote of the shareholders. There are no agreements or understandings among these shareholders regarding the voting of their shares, but to date they have voted consistently on matters submitted to a vote of the shareholders.

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

     GOVERNMENT REGULATION. The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and zoning and building requirements. The Company and its area developers and franchisees are also subject to laws governing their relationships with employees, including wage and hour laws, and laws and regulations relating to working and safety conditions and citizenship or immigration status. The Company's franchise operations are subject to regulation by the United States Federal Trade Commission and the Company must also comply with state laws relating to the offer, sale and termination of franchises and the refusal to renew franchises. The failure to obtain or maintain approvals to sell franchises could adversely affect the Company. Increases in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect the Company and its area developers and franchisees. See "Business -- Government Regulation."

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

     SHARES ELIGIBLE FOR FUTURE SALE. As of December 31, 1998, the Company had 7,391,942 shares of Common Stock outstanding. A substantial number of shares will become available for sale in the public market at various times. No predictions can be made as to the effect, if any, that market sales or the availability of shares for future sale will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through a public offering of equity securities.

     ANTI-TAKEOVER PROVISIONS. The Texas Business Combination Law, which became effective September 1, 1997, restricts certain transactions between a public corporation and affiliated shareholders. The statute, which is applicable to the Company, may have the effect of inhibiting a non-negotiated merger or other business combinations involving the Company.

     The Company's Articles of Incorporation and Bylaws include certain provisions that may have the effect of discouraging or delaying a change in control of the Company. Directors are elected for staggered three-year terms, which has the effect of delaying the ability of shareholders to replace specific directors or effect a change in a majority of the Board of Directors. The Bylaws were amended in 1998 to provide that a director may only be removed for cause by vote of the holders of at least two-thirds of the shares present in person or by proxy at a meeting of shareholders called expressly for that purpose. All shareholder action must be effected at a duly called annual or special meeting of shareholders and shareholders must follow an advance notification procedure for certain shareholder proposals and nominations of candidates for election to the Board of Directors.

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

     In December 1998, the Company announced that the Board of Directors had adopted a Shareholder's Rights Plan and approved a dividend of one Right for each share of Company Common Stock outstanding. Under the plan, each shareholder of record receives one Right for each share of Common Stock held. Initially, the Rights are not exercisable and automatically trade with the Common Stock. There are no separate Rights certificates at this time. Each Right entitles the holder to purchase one one-hundredth of a share of Company Class C Series A Junior Participating Preferred Stock for $75.00 (the "Exercise Price").

     The Rights separate and become exercisable upon the occurrence of certain events, such as an announcement that an "acquiring person" (which may be a group of affiliated persons) beneficially owns, or has acquired the rights to own, 20% or more of the outstanding Common Stock, or upon the commencement of a tender offer or exchange offer that would result in an acquiring person obtaining 20% or more of the outstanding shares of Common Stock.

     Upon becoming exercisable, the Rights entitle the holder to purchase Common Stock with a value of $150 for $75. Accordingly, assuming the Common Stock had a per share value of $75 at the time, the holder of a right could purchase two shares for $75. Alternatively, the Company may permit a holder to surrender a Right in exchange for stock or cash equivalent to one share of Common Stock (with a value of $75) without the payment of any additional consideration. In certain circumstances, the holders have the right to acquire common stock of an acquiring company having a value equal to two times the Exercise Price of the Rights.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to an acquiring person. Accordingly, the existence of the Rights may deter certain acquirers from making takeover proposals or tender offers.

ITEM 2.  PROPERTIES

     In March 1997, the Company entered into a lease with a limited liability company owned by John C. Wooley and Jeffrey J. Wooley for a new corporate headquarters facility in Austin. This lease will expire in 2007. The facility consists of approximately 41,000 square feet of office and storage space. The Company moved to this new facility in November 1997. The former corporate headquarters facility, consisting of approximately 11,000 square feet of office space in Austin, was sold by the Company in December 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     The Company leases approximately 10,000 square feet of space for the flagship Schlotzsky's Deli restaurant and training facility in Austin and approximately 7,100 square feet for a store opened in Austin in February 1998. The Company has a ground lease for an additional 2,700 square foot store which opened in Austin in February 1998, and owns the real estate for a 3,200 square foot store opened in Austin in December 1998. The Company leases approximately 3,000 square feet each for two stores which it operates in Houston. The Company leases two stores in College Station, Texas with an aggregate of 5,400 square feet of space. The Company also owns the sites of two stores in North Lake, Illinois and Pearl, Mississippi and leases approximately 1,800 square feet for its store in New York City. It is contemplated that the Houston stores, the Pearl, Mississippi store and the North Lake, Illinois store will be sold.

     As of December 31, 1998, the Company had 86 store sites in various stages of development under the Turnkey Program. Development was completed on 71 sites and these sites are operating and under lease or mortgage. Four of the sites in development are in various stages of construction and 82 sites remain in the pre-development stage. The Company also owns five sites, which it contemplates remarketing. It is contemplated that sites acquired under the

Turnkey Program will be sold to franchisees and investors at various stages of development or after completion. See "Business -- Turnkey Program."

     Schlotzsky's Real Estate, Inc., a wholly-owned subsidiary of the Company, is the general partner and the Company is a limited partner of a limited partnership which owns a 17,600 square foot shopping center in suburban Austin. Schlotzsky's Real Estate, Inc. and the Company have a combined 40% interest in the capital and profits of this limited partnership. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     On February 8, 1999, the Lone Star Ladies Investment Club, et al., filed a consolidated amended class action lawsuit in the Western District of Texas against the Company and four of its officers and directors (Monica Gill, Executive Vice President and Chief Financial Officer; John M. Rosillo, director; Jeffrey J. Wooley, Senior Vice President and director; and John C. Wooley, President and Chairman of the Board of Directors). The complaint, alleges securities fraud arising from a change in the timing of recognition of revenue from the sale of real estate properties in connection with which the Company provided limited guaranties on franchisees leases of the properties. In April 1998, Registrant announced that 1997 earnings would be lower than previously announced because it would defer revenue received in the fourth quarter from such real estate transactions rather than recognizing it during the period in which the transaction occurred, as previously contemplated. Plaintiffs seek monetary damages in an unspecified amount. The Company believes that the allegations are without merit and intends to vigorously defend against the suit.

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

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, no par value, and 1,000,000 shares of Class C Preferred Stock, no par value. The Company's Common Stock is traded on the National Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the Symbol "BUNZ". Trading began on December 15, 1995 in connection with the Company's initial public offering. No public market existed for the Common Stock prior to that time. As of March 19, 1999, 7,401,338 shares of outstanding Common Stock were owned by approximately 6,000 beneficial owners constituting 283 shareholders of record.

     The high and low bid prices as reported by NASDAQ for the period from January 1, 1997 to December 31, 1998 are set forth below:

                                                      HIGH        LOW
                                                     ------      ------
           FISCAL 1997:
                First Quarter  . . . . . . . . . . . 12 1/4       9 5/8
                Second Quarter . . . . . . . . . . . 14 1/4      10 3/4
                Third Quarter  . . . . . . . . . . . 20 3/8      13 1/4
                Fourth Quarter . . . . . . . . . . . 20 1/4      14 1/2

           FISCAL 1998
                First Quarter  . . . . . . . . . . . 23 3/8      14 3/4
                Second Quarter . . . . . . . . . . . 22 5/8      13 3/16
                Third Quarter  . . . . . . . . . . . 18 1/2       9 1/8
                Fourth Quarter . . . . . . . . . . . 11 1/4       9 1/4

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

     On December 18, 1998, the Board of Directors adopted resolutions regarding the designation, preferences, and rights of Class C Series A Junior Participating Preferred Stock in connection with the adoption of a Shareholders' Rights Plan. See "Risk Factors - Anti Takeover Provisions."

     The Transfer Agent and Registrar for the Company's Common Stock is Harris Trust and Savings Bank of Chicago, Illinois.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The historical consolidated financial data as of and for the years ended December 31, 1996, 1997 and 1998 have been derived from the audited consolidated financial statements of the Company and its predecessor entities, included elsewhere herein. The balance sheet data and statement of operations data as of and for the years ended December 31, 1994, and 1995 has been derived from the Company's audited financial statements not included or incorporated herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere in this report.

                                                                                FISCAL YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------------------
                                                                    1994         1995        1996         1997         1998
                                                                   ------       ------      ------       ------       ------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF Operations Data:
Revenue:
   Royalties . . . . . . . . . . . . . . . . . . . . . . . .       $4,657       $7,425      $10,747      $14,561      $18,885
   Franchise fees. . . . . . . . . . . . . . . . . . . . . .        1,019        1,494        1,775        1,555        1,365
   Developer fees. . . . . . . . . . . . . . . . . . . . . .        2,793        2,666        1,993          325          270
   Restaurant sales. . . . . . . . . . . . . . . . . . . . .          428          505        3,610        6,364        7,720
   Brand contribution. . . . . . . . . . . . . . . . . . . .          150          397        1,295        2,915        4,003
   Turnkey development . . . . . . . . . . . . . . . . . . .           --           41          726        1,139        8,314
   Other fees and revenue. . . . . . . . . . . . . . . . . .          256          324          568        1,110        1,291
                                                                  -------      -------      -------      -------      -------
        Total revenue. . . . . . . . . . . . . . . . . . . .        9,303       12,852       20,714       27,969       41,848
Costs and expenses:
   Service costs:
      Royalties. . . . . . . . . . . . . . . . . . . . . . .        1,122        2,405        3,791        5,373        7,225
      Franchise fees . . . . . . . . . . . . . . . . . . . .          661          767          959          813          697
   Restaurant operations:
      Cost of sales. . . . . . . . . . . . . . . . . . . . .          188          189        1,183        2,014        2,513
      Labor costs. . . . . . . . . . . . . . . . . . . . . .          154          408        1,424        2,493        3,205
      Operating expenses . . . . . . . . . . . . . . . . . .          260          251        1,040        1,952        2,168
   Turnkey development costs . . . . . . . . . . . . . . . .           16          332          519          368        4,806
   General and administrative. . . . . . . . . . . . . . . .        4,183        5,419        6,509        7,686       11,472
   Depreciation and amortization . . . . . . . . . . . . . .          372          458          779        1,155        1,885
                                                                  -------      -------      -------      -------      -------
        Total costs and expenses . . . . . . . . . . . . . .        6,956       10,229       16,204       21,854       33,971
                                                                  -------      -------      -------      -------      -------
      Income from operations . . . . . . . . . . . . . . . .        2,347        2,623        4,510        6,115        7,877
Other:
   Interest income (expense) . . . . . . . . . . . . . . . .         (201)        (149)         455          753        2,058
   Other income. . . . . . . . . . . . . . . . . . . . . . .          226          138          132          195           --
                                                                  -------      -------      -------      -------      -------
        Total other income (expense) . . . . . . . . . . . .           25          (11)         587          948        2,058
                                                                  -------      -------      -------      -------      -------
   Income before income taxes and
      Extraordinary gain . . . . . . . . . . . . . . . . . .        2,372        2,612        5,097        7,063        9,935
   Provision for income taxes. . . . . . . . . . . . . . . .          927        1,017        1,902        2,614        3,729
   Gain on extinguishment of debt, net of tax. . . . . . . .           40           38           --           --           --
                                                                  -------      -------      -------      -------      -------
   Net income. . . . . . . . . . . . . . . . . . . . . . . .       $1,485       $1,633       $3,195       $4,449       $6,206
                                                                  -------      -------      -------      -------      -------
                                                                  -------      -------      -------      -------      -------
   Net income per share - basic(1) . . . . . . . . . . . . .        $0.47        $0.47        $0.58        $0.74        $0.84

   Net income per share - diluted(1) . . . . . . . . . . . .        $0.44        $0.42        $0.57        $0.71        $0.82

   Working capital . . . . . . . . . . . . . . . . . . . . .       $1,909      $18,750      $13,515      $42,563      $26,224
   Total assets. . . . . . . . . . . . . . . . . . . . . . .       16,481       36,708       40,979       79,521      104,228
   Long-term debt, less current maturities(2). . . . . . . .       10,452        3,029        3,129        1,936        9,219
   Stockholders' equity. . . . . . . . . . . . . . . . . . .        1,614       28,974       32,312       66,991       73,963

------------
(1) Earnings per share reflects retroactive application of statement of financial accounting standards ("SFAS") no. 128, "Earning Per Share."
(2) For 1994, long-term debt includes $8,000,000 for redeemable preferred stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company derives its revenue from several sources: royalties, franchise fees, developer fees (consisting of area developer and master licensee fees), Company-owned restaurant sales, Turnkey development, brand contribution (private label licensing fees), and other franchise-related activities. Between 1991 and 1994, developer fees grew to represent a significant portion of total revenue as the Company sold development rights for most of the television markets in the United States and certain international territories. Franchise fees, Turnkey development and brand contribution increased following this period as the rate at which stores opened increased. Since the Company has sold developer rights for virtually all of the United States, developer fees derived from these non-recurring transactions have declined as a percentage of total revenue, while typically brand contributions, franchise fees and royalties based on franchise store sales and revenue from the Turnkey Program have increased.

     Royalties are based on a percentage of franchisees' net sales and are recognized by the Company in the same period that the franchise store sales occur. Generally, royalties are earned at the rate of 6% of sales for stores opened after 1991 and 4% of sales for stores opened before that time. Royalties are paid by means of weekly automatic drafts by the Company on franchisee bank accounts for 6% royalty stores. As of December 31, 1998, 98 franchised stores were paying royalties on a monthly basis at the rate of 4%. This number of stores will decline as older franchise agreements expire (the majority of which will expire after 1999). A portion of the royalties received by the Company are paid to its area developers as royalty service costs for providing on-going services to franchisees in their territories. See "Business -- Franchising --Area Developers." Royalties have increased since 1992 due not only to the growth in the number of stores, but also to increases in average weekly sales. The increase in average weekly sales is due primarily to the conversion of older franchise stores to the Schlotzsky's Deli restaurant concept, as well as the selection of more free-standing locations for newer stores, which have better visibility and generally experience higher sales than the smaller "in-line" stores located in strip shopping centers which are characteristic of stores opened prior to 1992.

     Franchise fees are payments received by the Company from franchisees and are typically recognized into revenue as stores open. The franchise fee for a franchisee's initial store is currently $30,000. The franchise fee for each additional store committed to and opened by a franchisee is $20,000. Expenses associated with franchise fees are shown as franchise fee service costs and include the portion of the franchise fee paid to area developers. The Company generally pays area developers approximately one-half of the franchise fees collected from franchisees in their development areas. As the Company reacquires a limited number of territories and buys down the percentage of participation by certain area developers, the Company expects that franchise fee service costs will decrease as a percentage of franchise fees to less than 50%.

     Restaurant sales are reported from Company-owned stores, and declined between 1991 and 1994 as a result of the Company's strategy adopted in 1991 to develop only franchised stores. The number of Company-owned stores declined from 22 to two stores between 1990 and 1994. Restaurant sales increased significantly in 1996 because the Company's flagship restaurant in Austin, Texas was in operation the entire year and because two additional stores were acquired from franchisees during 1996. Currently, Company stores are operated primarily for product development, concept refinement and training franchisees. Management does not believe that the operating cost of sales for Company-owned stores is indicative of costs for franchised stores on a system-wide basis. Restaurant sales should increase as the Company continues to acquire or open a limited number of additional Company-owned stores. See "Business -- Strategy -- Company-Owned Stores."

     The Company charges developers a nonrefundable fee for the exclusive rights to develop a defined territory for a specified term. Typically, a portion of the developer fee is paid in cash and the balance is paid with a promissory note. See "Business -- Franchising -- Area Developers" and "-- International Master Licensees." When the Company has fulfilled substantially all of its contractual responsibilities and obligations, such as training, providing manuals, and, in the case of master licensees, reasonable efforts to obtain trademark registration, the Company recognizes as revenue the cash portion of the fee and the value of the promissory note, as determined by an independent third party valuation. These fees have declined in the last three years as most of the remaining domestic territories have been sold and fees from the licensing of international territories, which are not aggressively marketed by management, remain sporadic.

     Revenue is also generated from brand contribution (private label licensing fees) and the Turnkey Program. The Company has licensed manufacturers to produce Schlotzsky's private label products and began receiving licensing fees from sales of private label foods to franchisees in late 1994. This revenue has increased significantly to $1,295,000 for 1996, $2,915,000 for 1997 and $4,003,000 for 1998. The Company believes that private label licensing fees will increase as a greater portion of the systems' menu ingredients are covered by the program, system-wide sales grow and terms with various suppliers are renegotiated. See "Business -- Purchasing; Private Labeling" and "Risk Factors -- Importance of Licensing Fees."

     The Company instituted the Turnkey Program to further assist franchisees in obtaining superior sites and to achieve more rapid penetration in those selected major markets where the Company believes there is strong demand by franchisees for good locations. Under the Turnkey Program, the Company works independently or with an area developer to identify superior store sites within a territory. The Company will typically perform various consulting services including, but not limited to, site selection, feasibility analysis, environmental studies, site work, permitting and construction management, receiving a fee and recognizing revenue upon the completion of these services. The Company may assign its earnest money contract on a site to a franchisee, or a third-party investor, who then assumes responsibility for developing the store. The Company may also purchase or lease a selected site, design and construct a Schlotzsky's Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor.

     The Company anticipates that the total investment in each developed free-standing location will be approximately $1,200,000 to $2,000,000 (less for leased locations). From inception of the Turnkey Program through 1997, the Company typically provided a credit enhancement in the form of a limited guaranty on the franchisee's lease for leased locations. Upon sale of the leased site or assignment of its earnest money contract, the Company has deferred revenue generated (even though proceeds were received in cash) and allocable costs incurred in connection with the property. When a lease guaranty is terminated, or the Company's exposure to loss under the guaranty has passed, the Company recognizes the revenue and allocable costs related to the site. Generally, if no credit enhancement is provided in connection with such transactions, the Company may recognize the revenue and allocable expenses in the periods in which the transactions occur. During 1998, the Company began emphasizing ownership of the real estate by franchisees through a program which entails acquiring the rights to a superior site and reselling the property, or its rights (with any improvements), to a franchisee whose mortgage loan is financed by a third party financial institution. The Company provides credit enhancement for the franchisee in the form of a limited guaranty in favor of the lender. Generally, in those cases, the Company recognizes the revenue and allocable expenses in the period in which the transaction occurs. In some cases, the Company may interim finance land and building costs in anticipation of permanent financing by a financial institution. The Company believes that the Turnkey Program enhances the Company's ability to recruit qualified franchisees by securing and developing high profile sites and achieving critical mass for advertising purposes more quickly in selected markets. In addition, the Company charges a fee when it is requested to manage construction of a store on property owned by a franchisee or an investor. This construction management fee is recognized when the store is completed.

     The following table sets forth (i) the percentage relationship to total revenue of the listed items included in the Company's consolidated statements of operations, except as otherwise indicated, and (ii) selected store data.

                                                                      FISCAL YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                    1996           1997           1998
                                                                 ---------      ---------      ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Royalties. . . . . . . . . . . . . . . . . . . . . . . . .         51.9%          52.1%          45.1%
  Franchise fees . . . . . . . . . . . . . . . . . . . . . .          8.6            5.6            3.3
  Developer fees . . . . . . . . . . . . . . . . . . . . . .          9.6            1.2            0.6
  Restaurant sales . . . . . . . . . . . . . . . . . . . . .         17.4           22.7           18.4
  Brand contribution . . . . . . . . . . . . . . . . . . . .          6.3           10.4            9.6
  Turnkey development. . . . . . . . . . . . . . . . . . . .          3.5            4.1           19.9
  Other fees and revenue . . . . . . . . . . . . . . . . . .          2.7            3.9            3.1
                                                                 ---------      ---------      ---------
      Total revenue. . . . . . . . . . . . . . . . . . . . .        100.0          100.0          100.0
Costs and expenses:
  Service costs:
   Royalties(1). . . . . . . . . . . . . . . . . . . . . . .         35.3           36.9           38.3
   Franchise fees(2) . . . . . . . . . . . . . . . . . . . .         54.0           52.3           51.1
  Restaurant operations:
   Cost of sales(3). . . . . . . . . . . . . . . . . . . . .         32.8           31.6           32.6
   Labor costs(3). . . . . . . . . . . . . . . . . . . . . .         39.5           39.2           41.5
   Operating expenses(3) . . . . . . . . . . . . . . . . . .         28.8           30.7           28.1
  Turnkey development costs (4)  . . . . . . . . . . . . . .         71.5           32.3           57.8
  General and administrative . . . . . . . . . . . . . . . .         31.4           27.5           27.4
  Depreciation and amortization. . . . . . . . . . . . . . .          3.8            4.1            4.5

      Total costs and expenses . . . . . . . . . . . . . . .         78.2           78.1           81.2
                                                                 ---------      ---------      ---------
   Income from operations. . . . . . . . . . . . . . . . . .         21.8           21.9           18.8
Other:
   Interest income . . . . . . . . . . . . . . . . . . . . .          2.2            2.7            4.9
   Other income. . . . . . . . . . . . . . . . . . . . . . .          0.6            0.7            0.0
                                                                 ---------      ---------      ---------
      Total other income . . . . . . . . . . . . . . . . . .          2.8            3.4            4.9
                                                                 ---------      ---------      ---------
   Income before income taxes. . . . . . . . . . . . . . . .         24.6           25.3           23.7
   Provision for income taxes. . . . . . . . . . . . . . . .          9.2            9.3            8.9
                                                                 ---------      ---------      ---------
   Net income. . . . . . . . . . . . . . . . . . . . . . . .         15.4%          15.9%          14.8%
                                                                 ---------      ---------      ---------
                                                                 ---------      ---------      ---------
STORE DATA:
   System-wide sales(5). . . . . . . . . . . . . . . . . . .     $202,400       $270,400       $348,500
   Change in same store sales(6) . . . . . . . . . . . . . .          3.3%           3.4%           3.1%
   Weighted average annual store sales(7). . . . . . . . . .     $410,000       $455,000       $503,000
   Weighted average weekly store sales(7). . . . . . . . . .     $  7,867       $  8,753       $  9,671
   Change in average weighted weekly store sales(8)  . . . .         11.0%          11.3%          10.5%
   Number of stores opened during period . . . . . . . . . .          135            120            107
   Number of stores closed during period . . . . . . . . . .           25             20             30
   Number of stores in operation at end of period. . . . . .          573            673            750

---------------------------------
(1)  Expressed as a percentage of royalties.
(2)  Expressed as a percentage of franchise fees.
(3)  Expressed as a percentage of restaurant sales.
(4)  Expressed as a percentage of Turnkey development.
(5) In thousands. Includes sales for all stores, as reported by franchisees or derived by the Company from other data reported by franchisees.
(6) Same store sales are based upon stores which were open for the entire period indicated and for at least 18 months as of the end of the corresponding prior period, including stores which were temporarily closed and reopened within 6 months.
(7)  In actual dollars (rounded in the case of average annual store sales).
(8) Percentage change in weighted average weekly store sales from previous fiscal year.

RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED TO 1997

     REVENUE. Total revenue increased 49.6% from $27,969,000 to $41,848,000.

     Royalties increased 29.7% from $14,561,000 to $18,885,000. This increase was due to the full year impact of stores opened in 1997 and the addition of 107 restaurants opened during the period from January 1, 1998 to December 31, 1998. Also contributing to the increase was the growing influence of larger freestanding stores with higher visibility, a 10.5% increase in average weekly sales and a 3.1% increase in same store sales.

     Franchise fees decreased 12.2% from $1,555,000 to $1,365,000. This decrease was a result of 13 fewer openings during 1998, as compared to 1997. The fewer number of openings is principally the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified and better capitalized franchisees.

     Developer fees decreased 16.9% from $325,000 to $270,000. This decrease was primarily the result of less emphasis on these transactional fees and the fact that the development rights to most domestic markets have been sold. The Company anticipates that developer fees received in the future will primarily result from re-marketing development rights it has acquired.

     Restaurant sales increased 21.3% from $6,364,000 to $7,720,000. This increase was attributable to a 6.2% increase in sales volume at the Company's flagship store and the relocation and reopening of two Company-owned stores during 1998. In the future, it is contemplated that several more Company-owned stores will be developed, operated and maintained by the Company in certain key markets.

     Private label licensing fees (brand contributions) increased 37.3% from $2,915,000 to $4,003,000. The increase was the result of more favorable terms with certain major suppliers than terms in place in the prior year, as well as the increasing volume of system-wide sales and greater franchisee participation in the Company's purchasing programs. During 1999, the Company expects additional products will be added to its private label program and alternative retail channels of distribution of its products may become available, resulting in the potential for further increases in licensing fees.

     Turnkey development revenue increased from $1,139,000 to $8,314,000. In contrast with 1997 when 33 of 40 Turnkey Program transactions involved the Company's credit enhancement on franchisee leases, only five of the 69 Turnkey Program transactions involved such lease guaranties in 1998. Of the $8,314,000, $2,102,000 was related to transactions completed during 1997 involving the Company's lease guaranties, which were terminated during 1998. The remainder of the transactions in 1998 involved sales of rights to real estate to franchisees or investors (who acquired with the objective of selling developed properties to franchisees). Revenue in 1998 also included approximately $258,000 of rental revenue from sites completed and under lease. The Company anticipates that Turnkey development revenue may be reduced in the future as a greater emphasis is placed on lowering the cost to franchisees of each project.

     Other fees and revenues increased 16.1% from $1,110,000 to $1,289,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in July 1998.

     COSTS AND EXPENSES. Royalty service costs increased 34.5% from $5,373,000 to $7,225,000. This increase was a direct result of the increase in royalty revenue for 1998, as compared to 1997. Royalty service costs as a percentage of royalties grew from 36.9% to 38.3%. This increase reflects the growing percentage of restaurants serviced by the area developer system and whose area developers receive approximately 42% of the royalties from the stores in their territories. During 1999, the Company expects developer service costs as a percentage of royalty revenue to decrease as the Company intends to buy-down the rights and obligations of several of its area developers and to re-acquire the rights to a limited number of territories.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased 24.8% from $2,014,000 to $2,513,000, and as a percentage of restaurant sales increased from 31.6% to 32.6%. Also, restaurant labor costs increased 28.6% from $2,493,000 to $3,205,000, and as a percentage of restaurant sales increased from 39.2% to 41.5% for the same period in 1997. These percentage increases were primarily due to operational inefficiencies experienced in re-opening two Company-owned stores. Restaurant operating expenses have increased 11.1% from $1,952,000 to $2,168,000, but as a percentage of restaurant sales decreased from 30.7% to 28.1% for 1998, as compared to 1997. This decrease is due to the increasing sales outpacing the increased costs associated with operating the new stores.

     Turnkey development costs increased from $368,000 to $4,806,000 and as a percentage of Turnkey development revenue increased from 32.3% to 57.8%. These increases are primarily the result of $1,063,000 of costs deferred in 1997 being recognized in 1998, the addition of staff to the Turnkey Program in late 1997 and during 1998 and certain costs being recognized for sites no longer being pursued.

     General and administrative expenses increased 49.3% from $7,686,000 to $11,471,000, and as a percentage of total revenue remained relatively stable at 27.4%.

     Depreciation and amortization increased 63.1% from $1,156,000 to $1,885,000, and as a percentage of revenue increased from 4.1 to 4.5%. This dollar increase was principally due to amortization of goodwill and other intangibles acquired in 1997 and 1998, and depreciation related to the additional stores the Company was operating during the year.

     OTHER. Net interest income increased 173.3% from $753,000 to $2,058,000. This increase was a result of funds being loaned for Turnkey mortgages and interim construction financing under the Turnkey Development Program.

     INCOME TAX EXPENSE. Income tax expense reflects a combined federal and state effective tax rate of 37.5% for 1998, which is slightly higher than the effective combined tax rate for the comparable period in 1997. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will remain fairly stable.

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

     Franchise fees decreased 12.4% from $1,775,000 to $1,555,000. This decrease was a result of 15 fewer openings during 1997, as compared to 1996. The fewer number of openings was principally the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified and better capitalized franchisees.

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

     Turnkey development revenue increased 56.9% from $726,000 to $1,139,000. Cash received in excess of costs allocable to 1997 Turnkey Program transactions in which the Company provided credit enhancement on franchisees' leases was treated as deferred revenue, and accordingly, did not impact the 1997 revenue or net income. Revenue in 1997 included approximately $303,000 of rental revenue from sites completed and under lease. Forty sites developed under the Turnkey Program were sold during 1997, seven of which had no credit enhancement associated with the transaction and the revenues from that activity comprise the balance of Turnkey development revenue generated during 1997.

     Other fees and revenues increased 95.4% from $568,000 to $1,110,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in July 1997.

     COSTS AND EXPENSES. Royalty service costs increased 41.7% from $3,791,000 to $5,373,000. This increase was a direct result of the increase in royalty revenue for 1997, as compared to 1996. Royalty service costs as a percentage of royalties grew from 35.3% to 36.9%. This increase reflected the growing percentage of restaurants serviced by the area developer system and whose area developers receive approximately 42% of the royalties from the stores in their territories.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased 70.3% from $1,183,000 to $2,014,000, but as a percentage of restaurant sales decreased from 32.8% to 31.6%. Also, restaurant labor costs increased 75.1% from $1,424,000 to $2,493,000, but as a percentage of restaurant sales decreased from 39.5% to 39.2% for the same period in 1996. These percentage decreases were primarily due to the improving operational efficiencies attained in the various Company-owned stores. Restaurant operating expenses increased 87.7% from $1,040,000 to $1,952,000, and as a percentage of restaurant sales increased from 28.8% to 30.7% for 1997, as compared to 1996. The increase in operating expenses is due to the additional facility costs for the additional stores the Company operates.

     Turnkey development costs decreased 29.1% from $519,000 to $368,000, and as a percentage of Turnkey development revenue decreases from 71.5% to 32.3%.
These increases were primarily attributable to the deferral of costs associated with stores developed, or developed and sold with a lease guaranty, during 1997.

     General and administrative expenses increased 18.1% from $6,508,000 to $7,686,000, but as a percentage of total revenue decreased from 31.4% to 27.5%. The dollar increase was principally the result of additional personnel at the corporate office, including certain one-time expenses related to the hiring and relocation of the individuals. The percentage decrease is the result of revenue increasing at a greater rate than these expenses for 1997.

     Depreciation and amortization increased 48.4% from $779,000 to $1,156,000, and as a percentage of revenue increased from 3.8 to 4.1%. This dollar increase was principally due to amortization of goodwill and other intangibles acquired in 1996 and 1997, and depreciation related to the additional stores the Company was operating during the year.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $6,516,000 for 1998. Accounts payable and accrued liabilities increased $7,124,000, primarily because of construction costs incurred during the fourth quarter that were due subsequent to the end of the year. Net cash of $20,945,000 was used in investing activities primarily consisting of expenditures of $17,245,000 on the completion of two Company-owned stores, the acquisition of two additional Company-owned stores and three future sites for additional Company-ownedstores. The Company used $19,918,000 of cash primarily for establishing its construction and mortgage program for the Turnkey Program. The Company used $8,713,000 to re-acquire the development rights to several domestic territories and re-acquire franchise rights in some selected markets. During 1998, financing activities provided cash of approximately $11,592,000 due primarily to the issuance of debt.

     Net cash provided by operating activities was $5,608,000 for 1997. Also during 1997, net cash of $8,798,000 was used in investing activities primarily consisting of expenditures of $7,436,000 on the completion of Company-owned stores, three future sites of additional Company stores and the construction of its new corporate headquarters. As a result of the sale of the Company's former headquarters and a Company-owned store, sale of equipment generated $1,655,000 of cash flow. Also, the Company used $2,722,000 to re-acquire the development rights to several domestic territories and re-acquired franchise rights in some selected markets. During 1997, financing activities provided cash of approximately $28,805,000 due primarily to the issuance of 1,731,825 shares of common stock in the Company's secondary public offering. The Company used proceeds from the offering to retire approximately $2,537,000 of debt during the year.

     At December 31, 1998, the Company had approximately $14,601,000 of debt outstanding. During 1998, the Company borrowed approximately $5,000,000 in connection with the re-acquisition of certain domestic development rights and drew on its line of credit to fund Turnkey development activities. During 1997, the Company borrowed $1,113,000 primarily in connection with the re-acquisition of certain domestic development rights. These notes bear interest at rates ranging from the lender's prime interest rate to 10.6% and all mature by the end of 2001. The Company guaranties certain real estate leases, equipment leases and other obligations of franchisees. At December 31, 1998, these contingent liabilities totaled approximately $26,438,000. Included in this amount is a construction loan for a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 40% interest in capital and profits. The loan, for which the Company is liable for the full amount, had a balance of $1,093,000 at December 31, 1998, bears interest at prime plus 1.25% and matures April 2001. Monthly payments are being made by the limited partnership.

     The Company plans to develop additional Company-owned stores in the next 18 months in the Austin market and certain selected other markets. Funds of approximately $10,000,000 are estimated to be required for the development of these Company-owned stores. Two stores opened in the first quarter of 1998 and the Company completed the construction of its new Company headquarters in the fourth quarter of 1997. Proceeds from the secondary public offering were used to complete these construction projects.

     The Company continues to expand and refine its Turnkey Program and expects that it will have 50 to 100 sites under contract or at various stages of development at any given time. The Company has used the net proceeds from its public offerings and the proceeds from sites sold and contracts assigned to finance the activity of the Turnkey Program. With the anticipated activity in the Turnkey Program, the capital required to finance the Turnkey Program will be significant. The tables below provide a summary of Turnkey Program activity since its inception and a summary of the status of the Turnkey
Program at December 31, 1998.

Turnkey Program revenue consists of the following:

                                                                    FOR THE YEAR ENDED
                                                                        DECEMBER 31,
                                                          ----------------------------------------
                                                              1996          1997          1998
                                                          ------------  ------------  ------------
Sales to investors and franchisees . . . . . . . . . .      $6,638,150   $31,361,869   $29,596,310
Development and construction management fees . . . . .         174,979       190,000       176,562
                                                          ------------  ------------  ------------
   Gross Turnkey Program revenue . . . . . . . . . . .       6,813,129    31,551,869    29,772,872
Turnkey Program development costs. . . . . . . . . . .      (6,455,618)  (28,829,065)  (23,382,340)
                                                          ------------  ------------  ------------
   Net revenue from Turnkey Program projects . . . . .         357,511     2,722,804     6,390,532
Rental income. . . . . . . . . . . . . . . . . . . . .         368,402       303,091       258,187
Interim construction interest. . . . . . . . . . . . .              --         1,270       238,888
Deferred revenue recognized. . . . . . . . . . . . . .              --            --     1,426,819
Revenue deferred . . . . . . . . . . . . . . . . . . .              --    (1,888,555)           --
                                                          ------------  ------------  ------------
   Total Turnkey Program revenue . . . . . . . . . . .      $  725,913   $ 1,138,610   $ 8,314,426
                                                          ------------  ------------  ------------
                                                          ------------  ------------  ------------

     The following table reflects system performance of the Turnkey Program for the years ended December 31, 1997 and 1998.

                                                                                NUMBER OF UNITS
                                                                              --------------------
                                                                               1997          1998
                                                                              ------        ------
Sites in process at beginning of year. . . . . . . . . . . . . . . . .            30            78
Sites beginning development during the year. . . . . . . . . . . . . .            90            83
Sites inventoried as Company-owned stores. . . . . . . . . . . . . . .            (1)           (3)
Sites inventoried as real estate or restaurants held for sale. . . . .            --            (2)
Sites sold - revenue recognized. . . . . . . . . . . . . . . . . . . .            (7)          (69)
Sites sold - revenue deferred. . . . . . . . . . . . . . . . . . . . .           (33)           --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (1)           (1)
                                                                              ------        ------
Sites in process at end of year. . . . . . . . . . . . . . . . . . . .            78            86
                                                                              ------        ------
                                                                              ------        ------
                                                                                                        INVESTED AT
                                                                                                        DECEMBER 31,
                                                                                                            1998
                                                                                                        -----------
Sites under development or to be sold. . . . . . . . . . . . . . . . .             5             4        4,431,000
Predevelopment Site (prequalification) . . . . . . . . . . . . . . . .            73            82        1,494,000
                                                                              ------        ------      -----------
       Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            78            86      $ 5,925,000
                                                                              ------        ------      -----------
                                                                              ------        ------      -----------

     The Company currently has a line of credit available from a financial institution to finance Turnkey Program capital requirements. In December 1998, the line of credit was increased to allow the Company to draw up to $15,000,000, and bears interest at the bank's prime lending rate and expires December 2001. As of December 31, 1998, the Company had drawn approximately $6,360,000 on this line of credit and had allowed certain Area Developers and Franchisees to borrow $7,147,000 under this credit facility.

     The Company believes that cash flow from operations, together with the proceeds of the Turnkey Program, collections from notes receivable and borrowings under existing credit facilities described above will be sufficient to meet the Company's anticipated operating cash needs for the foreseeable future. If net proceeds from the Turnkey Program, credit facilities, and cash flow from operations are insufficient to finance the Company's future expansion plans, including continuing investment in Turnkey Program properties and the buydowns of percentages of participation by certain Area Developers, the Company intends to seek additional funds for this purpose from future debt financings or additional offerings of equity securities, although there can be no assurance of the availability of such funds on acceptable terms in the future.

     YEAR 2000 COMPLIANCE

     The year 2000 issue is a result of many computer programs being written using two digits, e.g. "99", to define a year. Date-sensitive software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in business activities and transactions.

     The Company's computer software programs utilize four digits to define the applicable calendar year and therefore the Company believes that it has no material internal risk concerning the Year 2000 issue. The Company has received preliminary responses from many of its major restaurant equipment suppliers indicating that they and the products they sell to the Company's restaurant system also have no material internal risk from the Year 2000 issue. To date, none of the Company's major suppliers have indicated that they anticipate material internal risks. The Company is continuing a process of in-depth inquiry concerning the readiness of its major suppliers and those of the restaurant system. The Company will assess and, where practicable, attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The Company plans to continue to educate its franchise system during 1999 to prepare them to anticipate Year 2000 issues which could affect them locally. The Company does not anticipate that its costs associated with monitoring readiness and mitigating risks concerning the Year 2000 issue will be material. However, even if favorable responses are received, there can be no assurance that third parties will be Year 2000 compliant.

The impact on the Company's operations, if any, from the inability of any of its suppliers and franchisees to become Year 2000 compliant is not reasonably estimable (except that if there is a national or regional crisis in the financial, transportation or utility infrastructure, it would likely adversely affect most commercial enterprises, including the Company.)

QUARTERLY COMPARISONS

     Since the adoption of the Schlotzsky's Deli restaurant concept in 1991, the Company has experienced growth in royalties and franchise fees. Store openings typically mark the recognition of franchise fees and the beginning of the royalty stream to the Company. Accordingly, a large number of store openings has a significant impact on the amount and timing of revenue. The timing of store openings can also affect the same store sales and other period-to-period comparisons. There were 135 store openings in 1996, 120 in 1997 and 107 in 1998. At July 1, 1995, the initial franchise fee was increased from $17,500 to $20,000 and was further increased to $30,000 effective August 1, 1998. The net profitability from developer fees is substantially higher than that derived from royalties and franchise fees because of the relatively lower costs associated with developer fees. Therefore, quarters in which the Company derived a high percentage of total revenue from developer fees reflect substantially higher margins. While developer fees were a significant portion of revenue in past years , it is anticipated that they will not be material in the future because most of the attractive developer territories in the United States have been sold. Moreover, the Company anticipates that royalty and other revenue will continue to increase so that developer fees will decline as a percentage of total revenue, resulting in more normalized margins. Also, the Company believes restaurant sales and private label licensing fees (brand contributions) will continue to increase as a percentage of revenue.

     In 1997, the Company recorded a significant fourth quarter adjustment related to activities within the Turnkey Program. The adjustment included the deferral of approximately $1,889,000, representing the excess of proceeds received of approximately $24,268,000 over the related development costs of approximately $22,380,000, in connection with the transfer of title or assignment of earnest money contracts on 33 Turnkey Program properties to various third-party investors. Revenue is deferred only in those Turnkey Program transactions for which the Company provides a credit enhancement to the third-party investor in the form of a guaranty on the franchisee lease assigned at the same time that the sale or assignment of the property occurs. The Company also deferred certain costs of approximately $894,000 associated with the acquisition, development and, in some instances, construction of the Turnkey Program properties. The applicable tax effect of the adjustments was approximately $368,000. During 1998, only five of the 69 Turnkey Program transactions involved the Company's guaranty on franchisees' leases with third party investors who acquired properties from the Company. Accordingly, most of the revenue from Turnkey Program transactions during 1998 was recognized in the period in which the transactions occurred.

     Management believes that the Company experiences only moderate seasonality. The Company attempts to make store sales less seasonal by offering a variety of products which tend to sell better during various seasons.

The following table presents unaudited quarterly results of operations for the 1996, 1997 and 1998 fiscal years.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                         PRESENTATION OF QUARTERLY FIGURES

                                                  1996                                1997
                                  ----------------------------------  ----------------------------------
                                     1ST      2ND      3RD      4TH      1ST      2ND      3RD      4TH
REVENUES:                                    (Dollars in thousands, except per share data)
Royalties                          $2,245   $2,675   $2,875   $2,953   $3,278   $3,606   $3,820   $3,858
Franchise fees                        348      475      400      553      353      240      411      551
Developer fees                        595      416      325      657       --      125       --      200
Restaurant sales                      566      810    1,061    1,173    1,324    1,439    1,636    1,965
Brands contribution                   121      238      511      424      535      807      791      783
Turnkey development                    39       80      143      463      685      762    1,374   (1,683)
Other fees and revenue                168      214      123       63      160      361      312      276
                                  ----------------------------------  ----------------------------------
     Total revenues                 4,082    4,908    5,438    6,286    6,335    7,340    8,344    5,950

COSTS & EXPENSES                    3,261    3,945    4,240    4,758    4,969    5,575    6,405    4,906
                                  ----------------------------------  ----------------------------------

OPERATING INCOME                      821      963    1,198    1,528    1,366    1,765    1,939    1,044

NET INCOME                         $  629   $  714   $  798   $1,053   $  889   $1,162   $1,234   $1,164
                                  ----------------------------------  ----------------------------------
                                  ----------------------------------  ----------------------------------

Earnings per share - basic(1)       $0.11    $0.13    $0.14    $0.20    $0.16    $0.21    $0.22    $0.16

Earnings per share - diluted(1)     $0.11    $0.13    $0.14    $0.19    $0.16    $0.20    $0.21    $0.15

Store Openings                         28       33       31       43       29       21       28       42

                                                  1998
                                  ----------------------------------
                                     1ST      2ND      3RD      4TH
REVENUES:

Royalties                          $4,259   $4,720   $4,875   $5,032
Franchise fees                        340      380      340      305
Developer fees                         --       --       --      270
Restaurant sales                    1,616    1,885    1,745    2,475
Brands contribution                   860    1,006    1,052    1,085
Turnkey development                 1,125    1,732    2,845    2,612
Other fees and revenue                254      590      207      238
                                  ----------------------------------
     Total revenues                 8,454   10,313   11,064   12,017

COSTS & EXPENSES                    6,812    8,216    9,052    9,890
                                  ----------------------------------

OPERATING INCOME                    1,642    2,097    2,012    2,127

NET INCOME                         $1,342   $1,571   $1,582   $1,712
                                  ----------------------------------
                                  ----------------------------------

Earnings per share - basic(1)       $0.18    $0.21    $0.21    $0.23

Earnings per share - diluted(1)     $0.18    $0.21    $0.21    $0.23

Store Openings                         30       31       24       22

-------------
 (1) Earnings per share reflects retroactive application of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."


IMPACT OF INFLATION

     The Company believes that inflation did not have a material impact on its operations for the periods reported. Significant increases in labor, employee benefits, food costs and other operating expenses could have a material adverse effect on franchisees' store operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the underlying obligations are either variable, or fixed for such a short period of time as to effectively become variable.

     At December 31, 1998 a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $114,000 in annual pre-tax earnings. The estimated reduction is based upon the increased interest expense of our variable rate debt and assumes no change in the volume or composition of debt at December 31, 1998. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements referred to in the index on page F-1 setting forth the Consolidated Financial Statements of Schlotzsky's, Inc. and Subsidiaries, together with the report of Grant Thornton LLP dated February 26, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 8, 1998, the Company reported on Form 8-K that Coopers & Lybrand L.L.P., the Company's auditors for fiscal years 1994 through 1997, resigned effective May 4, 1998. Their reports on the financial statements never contained an adverse opinion, disclaimer of opinion, and were never qualified or modified as to uncertainty, audit scope or accounting principles.

     The Company has never been advised by Coopers & Lybrand that (1) internal controls necessary for the Company to develop reliable financial statements did not exist; (2) Coopers & Lybrand would no longer be able to rely on management's representations or that it was unwilling to be associated with the financial statements prepared by management; (3) Coopers & Lybrand needed to expand significantly the scope of its audit; (4) Coopers & Lybrand had received information which did or which might, if further investigated, impact the fairness or reliability of a report or financial statement previously issued or to be issued or which did or might cause Coopers & Lybrand to be unwilling to rely on management's representations or be associated with the Company's financial statements; or (5) Coopers & Lybrand did not conduct such further investigation or expanded audit, or was not able to resolve its concerns about the Company, because of its pending resignation as the Company's accountant or any other reason.

     On April 28, 1998, Coopers & Lybrand informed the Company that there was a disagreement with management concerning the timing of the recognition of revenue from certain of the Company's Turnkey Program transactions. The transactions at issue were fiscal year 1997 sales of real estate with leases to franchisees guarantied by the Company. The issue was resolved to Coopers & Lybrand's satisfaction before the filing of the Company's Annual Report on Form 10-K. The issue was discussed with the Audit Committee of the Board of Directors, and the Company authorized Coopers & Lybrand to discuss the issue with the Company's successor accountants. A letter from Coopers & Lybrand L.L.P. expressing agreement with the Company's statements in such report on Form 8-K was included as an exhibit to such report.

     On June 19, 1998, the Company reported on Form 8-K that on June 18, 1998, Grant Thornton LLP was engaged by the Company's Board of Directors as the new independent accountant of the Company to replace Coopers & Lybrand L.L.P. During the two fiscal years, and any interim period, preceding June 18, 1998, neither the Company nor anyone on its behalf consulted Grant Thornton LLP on accounting principles, audit opinions or financial reporting matters.

     The Company requested Grant Thornton LLP to review the disclosures required in the report on Form 8-K before it was filed with the Commission and provided them with the opportunity to furnish the Company with a letter addressed to the Commission containing any new information, or any clarification of the Company's views or statements by Grant Thornton LLP that it did not agree with the statements made in the report. Grant Thornton LLP informed the Company that it reviewed the disclosures and did not intend to furnish the Company with such a letter.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with regard to directors and executive officers and their business experience is set forth under "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting of
Shareholders to be held on May 28, 1999, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with regard to executive compensation and pension or similar plans is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1999, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with regard to security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1999, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with regard to certain relationships and related transactions is set forth under "Election of Directors; Certain Relationships and Related Transactions," in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 28, 1999, and is incorporated herein by reference.


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

(a)(3) EXHIBITS

 3.1      -- Articles of Incorporation of the Registrant, as amended. (1)
 3.2      -- Statement of Resolutions Regarding the Designation,
             Preferences and Rights of Class C Series A Junior Participating Preferred Stock of the Registrant. (2)
 3.3      -- Bylaws of the Registrant, as amended.(3)
 4.1      -- Specimen stock certificate evidencing the Common Stock. (1)
 4.2      -- Schlotzsky's, Inc. Employee Stock Purchase Plan. (4)
 4.3      -- Rights Agreement by and between Schlotzsky's, Inc. and
             Harris Trust and Savings Bank dated December 18, 1998. (2)
10.1      -- Form of Unit Franchise Agreement entered into by the
             Registrant and franchisees.(1)
10.2      -- Form of Unit  Development Agreement entered into by the
             Registrant and franchisees.(1)
10.3      -- Form of Area Developer Agreement entered into by the
             Registrant and area developers.(1)
10.4      -- Form of Master License Agreement entered into by the
             Registrant and area master licensees.(1)
10.5(a)   -- Form of Territorial  Agreement entered into by the
             Registrant and master licensees.(1)
10.5(b)   -- Form of Master Development Agreement entered into by the
             Registrant and master licensees.(1)

10.6      -- Preferred Stock Repurchase Agreement, dated October 1993, among the Company, John C. Wooley, Jeffrey J. Wooley, and the purchasers of Class A Preferred Stock.(1)
10.7      -- Preferred Stock Purchase Agreement, dated July 20, 1994, among the
             Registrant and the purchasers.(1)
10.8      -- Registration Rights Agreement, dated July 20, 1994, by and between the Registrant and the shareholders named therein.(1)
10.9      -- Second Amended Agreement among Shareholders, dated July 20, 1994, by and among the Registrant and the Shareholders described therein.(1)
10.10     -- Loan/Compromise and Settlement Agreement, dated April 7, 1994, between the Federal Deposit Insurance Corporation as Receiver of Bank of the Hills, Austin, Texas, and the Registrant.(1)
10.11     -- Promissory Note, dated May 18, 1993, of the Registrant to First
             State Bank, Austin, Texas in the original principal amount of $381,249.99.(1)
10.12(a)  -- Promissory Note, dated April 15, 1993, of the Registrant to Janet
             P. Newberger and Lester Baum, as trustees of the 1992 Newberger Family Trust, in the original principal amount of $750,000.(1)
10.12(b)  -- Promissory Note, dated March 31, 1994, by and between the
             Registrant and Janet P. Newberger and Lester Baum, co-trustees of the 1992 Newberger Family Trust.(1)
10.12(c)  -- Second Modification Agreement, dated effective December 31, 1994, by and between the Registrant and Janet P. Newberger and Lester Baum, as trustees of the 1992 Newberger Family Trust.(1)
10.12(d)  -- Promissory Note, dated September 6, 1995, of the Registrant to
             JanMor Corporation, in the original principal amount of $400,000.(1)
10.13     -- Promissory Note, dated February 1, 1995, of the Registrant to
             Liberty National Bank, Austin, Texas in the original principal amount $220,000, Security Agreement, dated February 1, 1995 and Guaranty, dated February 1, 1995, by and between John C. Wooley and Liberty National Bank.(1)
10.14     -- Real Estate Lien Note and Deed of Trust, Security Agreement and
             Financing Statement, dated March 31, 1995, of the Registrant to Texas Bank, N.A. in the original principal amount of $500,000.(1)
10.15     -- Promissory Note, dated April 14, 1995, between the Registrant and
             First State Bank in the original principal amount of $2,000,000.(1)
10.16     -- Promissory Note and Security Agreement, dated July 15, 1993, of the Registrant to R. M. Wilkin, Inc. in the original principal amount of $450,000.(1)
10.17     -- Commitment Letter, dated July 7, 1995, by and between AT&T
             Commercial Finance Corporation and the Registrant in an amount not to exceed $1,100,000.(1)
10.18     -- Term Sheet, dated July 19, 1995 by and between BeneVent-Noro and the Registrant.(1)
10.19     -- Promissory Note, dated December 1, 1994, by and between Bee
             Cave/Westbank, Ltd. and Liberty National Bank in the original principal amount of $1,150,000.(1)
10.20     -- Loan Commitment, dated July 18, 1995, by and between Manns Capital
             Corporation and Bee Cave/Westbank, Ltd., and Letter Amendment to Permanent Loan Commitment, dated July 28, 1995.(1)
10.21     -- Promissory Note, dated August 18, 1995, by and between the
             Registrant and First State Bank in the original principal amount of $850,000.(1)
10.22     -- Operating Lease for 218 South Lamar, dated May 27, 1994, by and between William C. Pfluger, et al. and Schlotzsky's Restaurants, Inc.(1)
10.23     -- Lease Agreement, September 8, 1995, by and between the Registrant and Austin CBD 29, Inc.(1)
10.24     -- Deed of Trust and Real Estate Lien Note, dated December 31, 1993, by and between Schlotzsky's Real Estate, Inc. and Austin CBD Block 29, Ltd.(1)
10.25(a)  -- Franchise Financing Program Procedures for Qualified Franchisees,
             dated April 15, 1994, by and between Captec Financial Group, Inc. and the Registrant.(1)
10.25(b)  -- Ultimate Net Loss Agreement, dated April 15, 1994, by and between the Registrant and Captec Financial Group, Inc.(1)
10.25(c) -- Amendment to Ultimate Net Loss Agreement, dated March 30, 1995.(1) 10.26(a) -- Franchise finance letter of understanding, dated February 21,
             1994, by and between Stephens Franchisee Finance and the Registrant.(1)
10.26(b)  -- Franchisee Financing Agreement, dated September 1, 1994, between the Registrant and Stephens Diversified Leasing, Inc.(1)

10.27     -- Agreement, dated July 1, 1994, by and among Thomas Development
             Corporation, Micardo, Inc. and the Registrant.(1)
10.28     -- Earnest Money Contract, dated May 20, 1994, among Schlotzsky's
             Real Estate, Inc., William C. Pfluger, et al., Schlotzsky's Restaurants, Inc., the Registrant and John C. Wooley.(1)
10.29     -- Unsecured Promissory Note, dated June 29, 1993, from John C.
             Wooley payable to the Registrant in the original principal amount of $280,000.(1)
10.30     -- Unsecured Promissory Note, dated June 29, 1993, from Jeffrey J.
             Wooley payable to the Registrant in the original principal amount of $150,000.(1)
10.31     -- Unsecured Promissory Note, dated January 1, 1993, from John C.
             Wooley payable to the Registrant in the original principal amount of $319,712.45.(1)
10.32     -- Unsecured Promissory Note, dated January 1, 1993, from Jeffrey J.
             Wooley payable to the Registrant in the original principal amount of $76,540.93.(1)
10.33     -- Unsecured Promissory Note, dated February 6, 1995, from John C.
             Wooley payable to the Registrant in the original principal amount of $131,000.(1)
10.34     -- Unsecured Promissory Note, dated February 6, 1995, from Jeffrey J.
             Wooley payable to the Registrant in the original principal amount of $6,000.(1)
10.35(a)  -- Schlotzsky's, Inc. 1993 Third Amended and Restated Stock Option
             Plan of the Registrant. (5)
10.35(b)  -- Amendments to 1993 Third Amended and Restated Stock Option
             Plan. (4)
10.36(a)  -- Employment Agreement, dated as of March 1, 1998, by and between the Registrant and John C. Wooley. (6)
10.36(b)  -- Employment Agreement, dated as of March 1, 1998, by and between the Registrant and Jeffrey J. Wooley. (6)
10.36(c)  -- Employment Agreement, dated January 1, 1994, by and between the
             Registrant and Kelly R. Arnold.(1)
10.36(d)  -- Employment Agreement, dated January 1, 1994, by and between the
             Registrant and Karl D. Martin.(1)
10.37(a)  -- Indemnity Agreement, dated June 30, 1993, by and between the
             Registrant and John C. Wooley.(1)
10.37(b)  -- Indemnity Agreement, dated June 30, 1993, by and between the
             Registrant and Jeffrey J. Wooley.(1)
10.38     -- Form of Indemnification Agreement for Directors and Officers of
             the Registrant.(1)
10.39     -- Schlotzsky's 1995 Nonemployee Directors Stock Option Plan, and
             form of Stock Option Agreement.(1)
10.40     -- Warrant Certificate, dated March 31, 1994, of the Registrant to
             William C. Pfluger for 75,000 warrants.(1)
10.41     -- Confidentiality Agreement, dated December 8, 1989, by and between
             Bunge Foods Corporation and Schlotzsky's Franchising Limited Partnership.(1)
10.42     -- Real Estate Lien Note dated December 31, 1993, from CBD Block 29,
             Ltd. to Schlotzsky's Real Estate, Inc. in the original principal amount of $302,209.12.(1)
10.43     -- Promissory Note, dated October 4, 1995, from the Registrant to
             First State Bank, Austin, Texas in the original principal amount of $576,000.(1)
10.44     -- Promissory Note dated October 25, 1995, from the Registrant to
             United Bank & Trust in the original principal amount of
             $500,000.(1)
10.45     -- Promissory Note dated November 1995 from Registrant and
             Schlotzsky's Restaurants, Inc. to AT&T Commercial Finance Corporation in the original principal amount of $1,100,000.(1)
10.46     -- Promissory Note dated November 17, 1995 from Registrant to
             Comerica Bank -- Texas in the original principal amount of $245,000.(1)
10.47     -- Form of Guaranty between Schlotzsky's, Inc. and landlord with respect to Turnkey restaurants. (7)
10.48     -- Form of Tenant Acknowledgment with Indemnification between
             Schlotzsky's Real Estate, Inc. and Franchisee concerning Turnkey restaurants. (7)
10.49*    -- Form of Promissory Note from franchisee/borrower to Schlotzsky's
             Real Estate, Inc.
10.50*    -- Form of Loan Agreement between franchisee/borrower and
             Schlotzsky's Real Estate, Inc.
10.51*    -- Form of Assignment of Note and Lien from Schlotzsky's Real Estate,
             Inc. to mortgage lender.
10.52*    -- Form of Limited Guaranty between Schlotzsky's, Inc. and mortgage lender with respect to Turnkey restaurants.

10.53*    -- Credit Agreement, as amended, with Wells Fargo.
22.1*     -- List of subsidiaries of the Registrant.
24.1*     -- Consent of Grant Thornton LLP.
27.1*     -- Financial Data Schedule - fiscal year ending 1998.

-------------
*  Filed herewith.
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-98004) filed with the Securities and Exchange Commission on October 12, 1995, as amended, and incorporated herein by reference.
(2) Previously filed as a Exhibit to the Registrant's Registration of certain Classes of Securities on Form 8-A filed with the Securities and Exchange Commission on December 18, 1998 and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Registrant's Report on Form 8-K filed December 18, 1998 and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-57077) filed with the Securities and Exchange Commission on June 17, 1998, as amended, and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-34921) filed with the Securities and Exchange Commission on September 4, 1997, as amended, and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998 and incorporated herein by reference.
(7) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 1998, as amended, and incorporated herein by reference.

     (b) REPORTS ON FORM 8-K

     The following is the date and description of the events reported on Form 8-K covering events in the fourth quarter of fiscal year 1998: On December 18, 1998 the Registrant issued a press release announcing the adoption of the Shareholder's Rights Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SCHLOTZSKY'S, INC.


                          By:  /s/ John C. Wooley
                              -------------------------------------------------
                              John C. Wooley,
                              Chairman of the Board and Chief Executive Officer
                              Date: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                      Capacity                     Date
        ---------                      --------                     ----

/s/ John C. Wooley
------------------------
 John C. Wooley            Chairman of the Board and            March 29, 1999
                           Chief Executive Officer
                           (Principal Executive Officer)

/s/
------------------------
 Monica L. Gill            Chief Financial Officer, Treasurer   March 29, 1999
                           Executive Vice President

                           (Principal Financial Officer and
                           Principal Accounting Officer)

/s/
------------------------
 Jeffrey J. Wooley         Senior Vice President and            March 29, 1999
                           Secretary

/s/
------------------------
 Joseph K. Pruett          Controller of Financial Reporting    March 29, 1999

/s/
------------------------
 John L. Hill, Jr.         Director                             March 29, 1999

/s/
------------------------
 Azie Taylor Morton        Director                             March 29, 1999


------------------------
 John M. Rosillo           Director

/s/
------------------------
 Raymond A. Rodriguez      Director                             March 29, 1999

/s/
------------------------
 Floor Mouthaan            Director                             March 29, 1999

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Consolidated Financial Statements:
  Report of Independent Accountants. . . . . . . . . . . . . . . . . .    F-2
  Consolidated Balance Sheets at December 31, 1997 and 1998. . . . . .    F-3
  Consolidated Statements of Income for the years ended
     December 31, 1996, 1997 and 1998. . . . . . . . . . . . . . . . .    F-4
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1996, 1997 and 1998. . . . . . . . . . .    F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1997 and 1998. . . . . . . . . . . . . . . . .    F-6
  Notes to Consolidated Financial Statements . . . . . . . . . . . . .    F-7
  Financial Statement Schedule:
  Report of Independent Accountants. . . . . . . . . . . . . . . . . .    S-1
  Schedule II -- Valuation and Qualifying Accounts . . . . . . . . . .    S-2

  All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

                         REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors
Schlotzsky's, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Scholotzsky's, Inc. (a Texas corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schlotzsky's, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Grant Thornton LLP
February 26, 1999

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

                                       ASSETS
                                                                                  DECEMBER 31,
                                                                         ---------------------------
                                                                              1997           1998
                                                                         ------------   ------------
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . .    $31,254,048    $15,384,991
Temporary cash investments . . . . . . . . . . . . . . . . . . . . . .         18,000      1,439,077
Receivables from Turnkey Program development . . . . . . . . . . . . .      6,054,337      1,229,468
Royalties receivable . . . . . . . . . . . . . . . . . . . . . . . . .        809,125        762,141
Turnkey notes and other receivables, current portion . . . . . . . . .             --     13,326,956
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .      2,055,760      3,086,065
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . .        584,510        572,996
Turnkey Program development. . . . . . . . . . . . . . . . . . . . . .      6,950,595      5,924,562
Notes receivable, current portion. . . . . . . . . . . . . . . . . . .      2,574,588      4,246,574
                                                                         ------------   ------------
          Total current assets . . . . . . . . . . . . . . . . . . . .     50,300,963     45,972,830

Property, equipment and leasehold improvements, net. . . . . . . . . .      9,998,630     18,529,746
Real estate and restaurants held for sale. . . . . . . . . . . . . . .      1,063,592      9,215,485
Notes receivable, less current portion . . . . . . . . . . . . . . . .      1,972,470      6,875,915
Notes receivable from related parties, less current portion. . . . . .      2,565,399      2,609,775
Turnkey notes and other receivables, less current portion. . . . . . .             --      2,185,429
Investments and advances . . . . . . . . . . . . . . . . . . . . . . .      1,456,790      1,530,947
Deferred federal income tax asset. . . . . . . . . . . . . . . . . . .        580,460         23,885
Intangible assets, net . . . . . . . . . . . . . . . . . . . . . . . .     11,113,213     16,815,059
Other noncurrent assets. . . . . . . . . . . . . . . . . . . . . . . .        469,069        469,069
                                                                         ------------   ------------
          Total assets . . . . . . . . . . . . . . . . . . . . . . . .    $79,520,586   $104,228,140
                                                                         ------------   ------------
                                                                         ------------   ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable -- trade. . . . . . . . . . . . . . . . . . . . . . .     $6,002,920     $4,752,369
Current maturities of long-term debt . . . . . . . . . . . . . . . . .        250,625      5,382,585
Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      1,484,715      9,613,593
                                                                         ------------   ------------
          Total current liabilities. . . . . . . . . . . . . . . . . .      7,738,260     19,748,547
Deferred revenue, net. . . . . . . . . . . . . . . . . . . . . . . . .      2,855,380      1,298,486
Long-term debt, less current maturities. . . . . . . . . . . . . . . .      1,936,387      9,218,515
                                                                         ------------   ------------
          Total liabilities. . . . . . . . . . . . . . . . . . . . . .     12,530,027     30,265,548
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
    Class C--no par value
      Authorized--1,000,000 shares; issued--none . . . . . . . . . . .             --             --
  Common stock, no par value, 30,000,000 shares authorized, 7,334,416 and 7,401,942 issued  at December 31, 1997 and 1998,
     respectively. . . . . . . . . . . . . . . . . . . . . . . . . . .         62,202         62,877
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . .     56,664,104     57,533,997
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . .     10,264,253     16,470,718
  Treasury stock (10,000 shares) . . . . . . . . . . . . . . . . . . .             --       (105,000)
                                                                         ------------   ------------
          Total stockholders' equity . . . . . . . . . . . . . . . . .     66,990,559     73,962,592
                                                                         ------------   ------------
          Total liabilities and stockholders' equity . . . . . . . . .    $79,520,586   $104,228,140
                                                                         ------------   ------------
                                                                         ------------   ------------

             The accompanying notes are an integral part of the
                      consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                             1996           1997           1998
                                                                         ------------   ------------   ------------
Revenue:
  Royalties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $10,747,238    $14,561,377    $18,885,390
  Franchise fees . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,775,000      1,554,585      1,365,000
  Developer fees . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,992,750        325,000        270,380
  Restaurant sales . . . . . . . . . . . . . . . . . . . . . . . . . .      3,610,199      6,364,042      7,720,432
  Brand contribution . . . . . . . . . . . . . . . . . . . . . . . . .      1,294,982      2,915,233      4,003,247
  Turnkey Program development. . . . . . . . . . . . . . . . . . . . .        725,913      1,138,610      8,314,426
  Other fees and revenue . . . . . . . . . . . . . . . . . . . . . . .        568,250      1,110,289      1,289,037
                                                                         ------------   ------------   ------------
          Total revenues . . . . . . . . . . . . . . . . . . . . . . .     20,714,332     27,969,136     41,847,912
Expenses:
  Service costs:
     Royalties . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,791,384      5,373,151      7,225,320
     Franchise fees. . . . . . . . . . . . . . . . . . . . . . . . . .        958,500        812,625        697,250
  Restaurant operations:
     Cost of sales . . . . . . . . . . . . . . . . . . . . . . . . . .      1,183,361      2,014,096      2,513,156
     Labor costs . . . . . . . . . . . . . . . . . . . . . . . . . . .      1,424,434      2,493,478      3,205,225
     Operating expenses. . . . . . . . . . . . . . . . . . . . . . . .      1,039,591      1,951,618      2,167,784
  Turnkey development costs. . . . . . . . . . . . . . . . . . . . . .        519,328        367,656      4,806,099
  General and administrative . . . . . . . . . . . . . . . . . . . . .      6,507,930      7,685,858     11,471,412
  Depreciation and amortization. . . . . . . . . . . . . . . . . . . .        779,284      1,155,600      1,884,854
                                                                         ------------   ------------   ------------
          Total expenses . . . . . . . . . . . . . . . . . . . . . . .     16,203,812     21,854,082     33,971,100
                                                                         ------------   ------------   ------------
          Income from operations . . . . . . . . . . . . . . . . . . .      4,510,520      6,115,054      7,876,812

Other:
  Interest income, net . . . . . . . . . . . . . . . . . . . . . . . .        454,670        752,960      2,058,262
  Other income . . . . . . . . . . . . . . . . . . . . . . . . . . . .        132,075        195,661             --
                                                                         ------------   ------------   ------------
          Income before income taxes . . . . . . . . . . . . . . . . .      5,097,265      7,063,675      9,935,074
Provision for income taxes . . . . . . . . . . . . . . . . . . . . . .      1,902,290      2,614,260      3,728,609
                                                                         ------------   ------------   ------------
          Net income . . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,194,975    $ 4,449,415    $ 6,206,465
                                                                         ------------   ------------   ------------
                                                                         ------------   ------------   ------------
Income per common share - basic:
          Net income . . . . . . . . . . . . . . . . . . . . . . . . .    $      0.58    $      0.74    $      0.84
                                                                         ------------   ------------   ------------
                                                                         ------------   ------------   ------------
  Weighted average shares outstanding. . . . . . . . . . . . . . . . .      5,525,902      5,994,403      7,382,983
                                                                         ------------   ------------   ------------
                                                                         ------------   ------------   ------------
Income per common share - diluted:
          Net income . . . . . . . . . . . . . . . . . . . . . . . . .    $      0.57    $      0.71    $      0.82
                                                                         ------------   ------------   ------------
                                                                         ------------   ------------   ------------
  Weighted average shares outstanding. . . . . . . . . . . . . . . . .      5,639,225      6,229,369      7,577,407
                                                                         ------------   ------------   ------------
                                                                         ------------   ------------   ------------


             The accompanying notes are an integral part of the
                      consolidated financial statements.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    COMMON STOCK
                                                                     ADDITIONAL                                       TOTAL
                                     NUMBER OF     STATED CAPITAL     PAID-IN        RETAINED        TREASURY      STOCKHOLDERS'
                                       SHARES          AMOUNT         CAPITAL        EARNINGS          STOCK          EQUITY
                                   --------------  --------------  --------------  --------------  --------------  --------------
Balance, January 1, 1996 . . . . .      5,509,998  $       43,958  $   26,238,964  $    2,691,443              --     $28,974,365

Options exercised. . . . . . . . .         29,924             299         254,201        (111,819)             --         142,681
Net income . . . . . . . . . . . .             --              --              --       3,194,975              --       3,194,975
                                   --------------  --------------  --------------  --------------  --------------  --------------
Balance, December 31, 1996 . . . .      5,539,922          44,257      26,493,165       5,774,599              --      32,312,021

Public sale of stock . . . . . . .      1,731,825          17,318      29,615,201              --              --      29,632,519
Options exercised. . . . . . . . .         57,201             572         485,802          40,239              --         526,613
Warrants exercised . . . . . . . .          5,468              55          69,936              --              --          69,991
Net income . . . . . . . . . . . .             --              --              --       4,449,415              --       4,449,415
                                   --------------  --------------  --------------  --------------  --------------  --------------
Balance, December 31, 1997 . . . .      7,334,416          62,202      56,664,104      10,264,253              --      66,990,559

Options exercised. . . . . . . . .         44,089             441         399,175              --              --         399,616
Warrants exercised . . . . . . . .         23,437             234         224,761              --              --         224,995
Treasury stock purchase
  (10,000 shares). . . . . . . . .             --              --              --              --        (105,000)       (105,000)
Tax benefit from employee stock
  transactions . . . . . . . . . .             --              --         245,957              --              --         245,957
Net income . . . . . . . . . . . .             --              --              --       6,206,465              --       6,206,465
                                   --------------  --------------  --------------  --------------  --------------  --------------
Balance, December 31, 1998 . . . .      7,401,942   $      62,877  $   57,533,997  $   16,470,718  $     (105,000) $   73,962,592
                                   --------------  --------------  --------------  --------------  --------------  --------------
                                   --------------  --------------  --------------  --------------  --------------  --------------

             The accompanying notes are an integral part of the
                      consolidated financial statements.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                    1996           1997           1998
                                                                -----------    -----------    -----------
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . . . . .    $ 3,194,975    $ 4,449,415    $ 6,206,465
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization. . . . . . . . . . . . . .        779,284      1,155,600      1,884,854
    Bad debt expense . . . . . . . . . . . . . . . . . . . .        187,774        100,000        972,724
    Gain on sale of assets . . . . . . . . . . . . . . . . .             --       (308,632)      (268,813)
    Equity in losses of investment in partnership. . . . . .             --             --         93,260
    Financed fees. . . . . . . . . . . . . . . . . . . . . .     (1,860,796)      (272,003)    (2,250,000)
    Payments received on financed fees . . . . . . . . . . .        829,590        743,534        409,150
    Non-recurring expense relating to the
      issuance of stock to a non-employee. . . . . . . . . .        103,791             --             --
    Changes in assets and liabilities:
      Royalties and other receivables. . . . . . . . . . . .       (971,614)    (6,995,423)       218,880
      Prepaid expenses and other assets. . . . . . . . . . .         45,118       (336,748)        11,514
      Turnkey program development. . . . . . . . . . . . . .     (5,384,025)     1,621,773    (19,918,229)
      Other noncurrent assets. . . . . . . . . . . . . . . .       (280,154)      (188,915)            --
      Deferred revenue . . . . . . . . . . . . . . . . . . .         91,440      1,191,615     (1,556,894)
      Deferred federal income tax asset. . . . . . . . . . .        (75,578)        26,988        556,575
      Accounts payable and accrued liabilities . . . . . . .      1,172,539      4,420,923      7,124,284
                                                                -----------    -----------    -----------
        Net cash provided by (used in) operating activities.     (2,167,656)     5,608,127     (6,516,230)
                                                                -----------    -----------    -----------
Cash flows from investing activities:
  Expenditures for property and equipment. . . . . . . . . .     (1,664,363)    (7,436,003)   (17,245,185)
  Sale of property and equipment . . . . . . . . . . . . . .             --      1,655,123        146,861
  Acquisition of investments and intangible assets . . . . .     (2,227,297)    (2,721,814)    (8,712,762)
  Redemption of restricted certificates of deposit . . . . .         60,983             --             --
  Advances on notes receivable . . . . . . . . . . . . . . .       (603,121)      (693,100)    (5,838,021)
  Collections on notes receivable. . . . . . . . . . . . . .        235,933        627,032     12,313,822
  Acquisition of investments . . . . . . . . . . . . . . . .        (83,147)      (190,928)    (1,421,077)
  Advances to limited partnership, stockholders
    and affiliates . . . . . . . . . . . . . . . . . . . . .        (45,014)       (37,940)      (188,431)
  Distributions and collections from limited
    partnership, stockholders and affiliates . . . . . . . .         79,958             --             --
                                                                -----------    -----------    -----------
        Net cash used in investing activities. . . . . . . .     (4,246,068)    (8,797,630)   (20,944,793)
                                                                -----------    -----------    -----------
Cash flows from financing activities:
  Sale of stock. . . . . . . . . . . . . . . . . . . . . . .             --     30,073,141             --
  Repurchase of stock. . . . . . . . . . . . . . . . . . . .             --             --       (105,000)
  Stock issue costs. . . . . . . . . . . . . . . . . . . . .        (51,180)      (440,622)            --
  Options and warrants exercised . . . . . . . . . . . . . .         90,070        596,604        624,611
  Proceeds from issuance of notes payable and
    long-term debt . . . . . . . . . . . . . . . . . . . . .        583,774      1,112,709     16,060,000
  Principal payments on notes payable and
    long-term debt . . . . . . . . . . . . . . . . . . . . .       (914,664)    (2,537,239)    (4,987,645)
                                                                -----------    -----------    -----------
        Net cash provided by (used in) financing activities.       (292,000)    28,804,593     11,591,966
                                                                -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents . . . .     (6,705,724)    25,615,090    (15,869,057)
Cash and cash equivalents at beginning of year . . . . . . .     12,344,682      5,638,958     31,254,048
                                                                -----------    -----------    -----------
Cash and cash equivalents at end of year . . . . . . . . . .    $ 5,638,958    $31,254,048    $15,384,991
                                                                -----------    -----------    -----------
                                                                -----------    -----------    -----------

             The accompanying notes are an integral part of the
                      consolidated financial statements.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     Schlotzsky's, Inc. and Subsidiaries (the "Company") is a franchisor of quick service restaurants ("Schlotzsky's Deli") that feature made-to-order sandwiches, which has 750 stores located in 38 states, the District of Columbia, Argentina, Canada, China, Germany, Guatemala, Japan, Lebanon, Malaysia, Mexico, Morocco, Saudi Arabia, Turkey and the United Kingdom. Approximately 29% of franchised stores are located in Texas. In addition, the Company had granted territorial rights to Area Developers located in all 50 states and to Master Licensees in 49 foreign countries for a fee which is typically payable in cash and promissory notes receivable generally collateralized by the related territorial rights.

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

     CASH EQUIVALENTS

     Cash equivalents include unrestricted highly liquid investments purchased with an original maturity date of three months or less. At December 31, 1997 and 1998, cash equivalents totaling approximately $27,053,000 and $11,232,000, respectively, consisted primarily of money market accounts and overnight repurchase agreements.

     TEMPORARY CASH INVESTMENTS

     Temporary cash investments include amounts invested in certificates of deposit with an original maturity date of greater than three months.

     RECEIVABLES FROM TURNKEY PROGRAM DEVELOPMENT

     Receivables from Turnkey Program development are comprised of amounts held in escrow on behalf of the Company at title companies or institutional investors at year end.

     TURNKEY NOTES AND OTHER RECEIVABLES

     Turnkey notes receivable consist of mortgage, draw notes and construction receivables relating to the sale of Turnkey sites and funding of construction of Turnkey units, respectively.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     NOTES RECEIVABLE

     Notes receivable consist of Area Developer and Master Licensee promissory notes. As of December 31, 1997 and 1998, the Company has recorded a valuation allowance of approximately $443,000 and $593,000, respectively, based upon a third party valuation.

     PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Expenditures for normal maintenance of property and equipment are charged against income as incurred. Expenditures which significantly extend the useful lives of the assets are capitalized. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets, or lease term for leasehold improvements, if less.

     REAL ESTATE AND RESTAURANTS HELD FOR SALE

     Real estate and restaurants held for sale consist of properties owned by the Company which it intends to remarket. The operating results of these restaurants are considered a part of the Turnkey Program and are included in Turnkey development costs in the consolidated income statement. These properties are stated at the lower of cost or net realizable value.

     INVESTMENTS

     Investments are stated at the lower of cost or market. Limited partnership investments are accounted for under the equity method, and accordingly, the Company's investment is adjusted for allocated profits, losses and distributions.

     TURNKEY PROGRAM

     Under the Turnkey Program, the Company works independently or with an area developer to identify superior store sites within a territory. The Company will typically perform various services including, but not limited to, site selection, feasibility analysis, environmental studies, site work, permitting and construction management, receiving a fee and recognizing revenue upon the completion of these services. The Company may assign its earnest money contract on a site to a franchisee, or a third-party investor, who then assumes the responsibility for developing the store. The Company also may purchase or lease a selected site, design and construct a Schlotzsky's Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. From inception of the Turnkey Program through 1997, the Company typically provided credit enhancement in the form of limited guaranties on the franchisees' leases for leased locations sold to investors. The Company obtained agreements from the franchisees to indemnify the Company in case the guaranties are called upon. Upon sale of the leased site or assignment of its earnest money contract, the Company has deferred revenue generated (even though proceeds were received in cash) and allocable costs incurred in connection with the property. When a lease guaranty is terminated, or the Company's exposure to loss under the guaranty has passed, the Company recognizes the revenue and allocable costs related to the site. Generally, if no credit enhancement is provided in connection with such transactions, the Company recognizes the revenue and allocable expenses in the periods in which the transactions occur.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     TURNKEY PROGRAM, CONTINUED

     During 1998, the Company began emphasizing ownership of the real estate by franchisees through a program which entails acquiring the rights to a superior site and reselling the property, or its rights (with any improvements), to a franchisee whose permanent mortgage loan will be financed by a third party financial institution. The Company provides credit enhancement for the franchisee in the form of a limited guaranty in favor of the lender. These guarantees are usually for loan payments required to be made during the first two to five years and are limited to 15% to 25% of the principal amount of the loan. Generally, in those cases, the Company recognizes the revenue and allocable expenses in the period in which the transaction occurs. The Company will often interim finance land and building costs in anticipation of permanent financing by a financial institution. In addition, the Company charges a fee when it is requested to manage construction of a store on property owned by a franchisee or an investor. This construction management fee is recognized when the store is completed.

     Turnkey Program development is stated at the lower of cost or estimated net realizable value. Land, site development, building and equipment costs, including capitalized carrying costs (primarily interest incurred and property taxes until the property is ready for sale), are accumulated and accounted for on a site specific basis.


Turnkey Program revenue consists of the following:

                                                                                FOR THE YEAR ENDED
                                                                                   DECEMBER 31,
                                                                 ----------------------------------------------
                                                                    1996              1997              1998
                                                                 -----------       -----------      -----------
Sales to investors and franchisees . . . . . . . . . . . . .     $ 6,638,150       $31,361,869      $29,596,310
Development and construction management fees . . . . . . . .         174,979           190,000          176,562
                                                                 -----------       -----------      -----------
    Gross Turnkey Program revenue. . . . . . . . . . . . . .       6,813,129        31,551,869       29,772,872
Turnkey Program development costs. . . . . . . . . . . . . .      (6,455,618)      (28,829,065)     (23,382,340)
                                                                 -----------       -----------      -----------
    Net revenue from Turnkey Program projects. . . . . . . .         357,511         2,722,804        6,390,532
Rental income. . . . . . . . . . . . . . . . . . . . . . . .         368,402           303,091          258,187
Interim construction interest. . . . . . . . . . . . . . . .              --             1,270          238,888
Deferred revenue recognized. . . . . . . . . . . . . . . . .              --                --        1,426,819
Revenue deferred . . . . . . . . . . . . . . . . . . . . . .              --        (1,888,555)              --
                                                                 -----------       -----------      -----------
    Total Turnkey Program revenue. . . . . . . . . . . . . .     $   725,913       $ 1,138,610      $ 8,314,426
                                                                 -----------       -----------      -----------
                                                                 -----------       -----------      -----------

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     The following table reflects system performance of the Turnkey Program for the years ended December 31, 1997 and 1998.

                                                                            NUMBER OF UNITS
                                                                     ----------------------------
                                                                          1997           1998
                                                                     ------------    ------------
Sites in process at beginning of year. . . . . . . . . . . . . . . .       30             78
Sites beginning development during the year. . . . . . . . . . . . .       90             83
Sites inventoried as Company-owned stores. . . . . . . . . . . . . .       (1)            (3)
Sites inventoried as real estate or restaurants held for sale. . . .       --             (2)
Sites sold - revenue recognized. . . . . . . . . . . . . . . . . . .       (7)           (69)
Sites sold - revenue deferred. . . . . . . . . . . . . . . . . . . .      (33)            --
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1)            (1)
                                                                     ------------    ------------
Sites in process at end of year. . . . . . . . . . . . . . . . . . .       78             86
                                                                     ------------    ------------
                                                                     ------------    ------------

                                                                                                     INVESTED AT
                                                                                                     DECEMBER 31,
                                                                                                          1998
                                                                                                     ------------
Sites under development or to be sold. . . . . . . . . . . . . . . .        5              4            4,431,000
Predevelopment sites (prequalification). . . . . . . . . . . . . . .       73             82            1,494,000
                                                                     ------------    ------------    ------------
        Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .       78             86         $  5,925,000
                                                                     ------------    ------------    ------------
                                                                     ------------    ------------    ------------

     Turnkey Program sites in process at end of year are classified as current assets as management expects to complete and sell such sites within the next year.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     INTANGIBLE ASSETS

     Intangible assets consist primarily of the Company's original franchise rights, royalty values and goodwill, and developer and franchise rights related to the Company's reacquiring of franchises and developer rights. Intangible assets are amortized over their estimated useful lives ranging from four to 40 years.

     The Company evaluates the propriety of the carrying amount of its intangible assets, as well as the amortization period for each intangible when conditions warrant. If an indicator of impairment is present, the Company compares the projected undiscounted cash flows for the related business with the unamortized balance of the related intangible asset. If the undiscounted cash flows are less than the carrying value, management estimates the fair value of the intangible asset based on future operating cash flows for the next 10 years, discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset over the fair value, as determined, is charged to impairment loss. The Company believes that no impairment of its intangibles has occurred and that no reduction of the carrying amounts or estimated useful lives is warranted.

     REVENUE RECOGNITION

     Royalties:

     Royalties are paid to the Company by franchisees at 4% to 6% of gross franchise sales. Royalties are recognized in the period of the related gross franchise sales are earned.

     Franchise Fees:

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

     Developer Fees:

     The Company will convey rights to certain persons, under agreements ("Area Developer Agreements") to act as an area developer within a specific development area for a specified term. Developers within the United States ("Area Developers") locate prospective new franchisees, perform site selection duties and provide services to the franchisees subsequent to the store opening. The Company charges the Area Developers a nonrefundable fee for the rights conveyed. The Company typically collects a portion of the fee in cash at closing of the Area Developer Agreements, and extends terms on the remainder.

     International developers ("Master Licensees") have the exclusive right to develop and license the development and operation of Schlotzsky's Deli restaurants using the Company's system and trademarks within the development area. The rights to develop and sublicense the development and operation of Schlotzsky's Deli restaurants in the foreign territory are granted pursuant to the terms and conditions under an agreement with a Master Licensee ("Master License Agreement").

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     The Company has also entered into Master Development Agreements or Territorial Agreements (collectively the "Territorial Agreements") which, for a nonrefundable reservation fee, grants the right to negotiate exclusive territorial rights to develop Schlotzsky's Deli restaurants in the territory, subject to and in accordance with terms and conditions of a Master License Agreement; however, the right to develop, operate and sublicense the development and operation of Schlotzsky's Deli restaurants in the territory is not granted until the execution of the Master License Agreement. The Territorial Agreement specifies the desired economic terms and basic form of the Master License Agreement. The Company requires the Master Licensee to obtain clauses, covenants and agreements to comply with and conform to the business practices or laws of the respective territory. The cost of conforming the contract of the Master License Agreement is the responsibility of the Master Licensee. If the Company cannot reasonably satisfy itself of the enforceability of such clauses, covenants and agreements within the territory, the Company will not be obligated to grant a Master License Agreement and any rights granted under the Territorial Agreements will terminate immediately upon notice by the Company.

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

     In general, the Area Developers and Master Licensees receive a fee for recruitment and development, including advertising, soliciting, qualifying and closing sales as well as consultation and advice in establishment, construction, financing and opening of restaurants in their territory. The Area Developers portion of the fee, in general, is equal to one-half of franchise fee paid by franchisees to the Company. Master Licensees collect the initial sublicense and developer fees and then remit a portion of these fees back to the Company. The Company expects to receive approximately one-third to one-half of these fees from the Master Licensee.

     In addition, Area Developers and Master Licensees receive a portion of the ongoing royalties from the franchised restaurants for providing service and support to the franchisees in their development area. Area Developers typically receive 2.5% out of the 6% ongoing royalties, and Master Licensees typically retain two-thirds of ongoing royalties, remitting one-third to the Company.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     EXPENSE RECOGNITION

     Royalty Service Costs:

     Royalty service costs include the portion of the royalty stream paid to Area Developers.

     Franchise Fee Development Costs:

     In accordance with the Area Developer Agreements, the Company pays Area Developers approximately one-half of the initial franchise fees collected from franchise sales in a specified development area. These costs are recognized as expenses when the related franchisee fee is recognized. Franchise fee development costs paid, but not yet recognized, are recorded as a reduction of gross deferred revenue in the accompanying consolidated financial statements.

     Turnkey Development Costs:

     In providing the Turnkey program, the Company has certain personnel and overhead costs that are a direct result of Turnkey activities. Certain costs are allocated to specific Turnkey projects and deferred until the site is sold, or no longer pursued, and its related gain or loss is recognized.

     Income Taxes:

     The Company recognizes deferred tax assets or liabilities computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, certificates of deposit, receivables, notes receivable, accounts payable, accrued liabilities and debt. The carrying value of financial instruments approximates fair value at December 31, 1997 and 1998.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     FISCAL YEAR

     The Company utilizes a "4-4-5 week" quarterly reporting schedule for royalties, restaurant operations and royalty service costs. As a result of this reporting schedule, the fiscal year will include 53 weeks of activity for these line items once every 5-6 years. The financial statements for 1996 and 1997 reflect 52 weeks of operations for these items, while 1998 includes 53 weeks. Further, the fourth quarter of 1998 contained 14 weeks. In years having a 14 week fourth quarter, royalty revenue, restaurant sales, royalty service costs, restaurant operating expenses and net income in the fourth quarter are not comparable to results in each of the first three quarters, and can be expected to decline in the following quarter. For all other areas of the financial statements, the Company reports all fiscal quarters as ending on March 31, June 30, September 30 and December 31.

     RECLASSIFICATIONS

     Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current presentation format.

2.  NOTES RECEIVABLE

     Notes receivable consist of the following:

                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             1997           1998
                                                                                          ----------     ----------
     Notes receivable from Area Developers (under Area Development
       Agreements) and Master Licensees (under Master License and
       Territorial Agreements), collateralized by their respective territories, net of valuation allowance of $443,000 and $593,000, respectively, bearing interest ranging from 6% to 9%
       due through in installments December 2003 . . . . . . . . . . . . . . . . . .      $1,386,252     $2,828,977
     Notes receivable from franchisees, Area Developers, and Master
      Licensees bearing interest at 8% to 8.9%, some notes collateralized by their restaurants, others uncollateralized, net of valuation allowance of $100,000 in 1998, due in installments through
      January 2023 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,814,981        821,245
     Notes receivable from franchisees bearing interest ranging from
       8.5% to 10%, collateralized by franchisees' property
       and equipment due in installments through October 2003. . . . . . . . . . . .         324,405      7,270,096
     Notes receivable bearing interest at 8%, collateralized by real estate,
       principal and interest due October 1998 . . . . . . . . . . . . . . . . . . .         846,000             --
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         175,420        202,171
                                                                                          ----------     ----------
                                                                                           4,547,058     11,122,489
     Current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,574,588)    (4,246,574)
                                                                                          ----------     ----------
     Notes receivable, less current portion. . . . . . . . . . . . . . . . . . . . .      $1,972,470     $6,875,915
                                                                                          ----------     ----------
                                                                                          ----------     ----------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



3.  NOTES RECEIVABLE FROM RELATED PARTIES

     Notes receivable from related parties consist of the following:

                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             1997           1998
                                                                                          ----------     ----------
     Note receivable from Master Licensee, an organization of which a member of the Company's Board of Directors is Managing Director,
       bearing interest at 9%, due in installments through December 1999 . . . . . .        $275,000       $275,000
     Notes receivable from certain stockholders of the Company, bearing
       interest at 7.5%, due in installments through 2001. . . . . . . . . . . . . .         237,618        292,619
     Notes receivable from related entities controlled by stockholders of the Company, bearing interest at 9%, collateralized by real
       estate, due in installments through 2001. . . . . . . . . . . . . . . . . . .         579,466        530,688
     Note receivable from Master Licensee, an organization of which a member of the Company's management is a shareholder, bearing
      interest at 8%, due in installments through December 2006. . . . . . . . . . .         455,000        455,000
     Notes receivable from Master Licensee, an organization of which the Company is a preferred shareholder, bearing interest at 9%,
       due in installments through December 2007.. . . . . . . . . . . . . . . . . .       1,068,315      1,098,316
                                                                                          ----------     ----------
                                                                                           2,615,399      2,651,623
     Current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (50,000)       (41,848)
                                                                                          ----------     ----------
     Notes from related parties receivable, less current portion . . . . . . . . . .      $2,565,399     $2,609,775
                                                                                          ----------     ----------
                                                                                          ----------     ----------

     From time to time, the Company makes advances to certain stockholders, related partnerships and affiliates (see notes on "Investments and Advances" and "Related Party Transactions").

4.  TURNKEY NOTES AND OTHER RECEIVABLES

     Notes and other receivables related to Turnkey projects consist of the following:

                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             1997           1998
                                                                                          ----------     ----------
     Draw notes and other receivables from franchisees, bearing interest ranging from 8.5% to 10.0% collateratized by real estate, due in
       December 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       --     $6,539,353
     Mortgage notes receivable from franchisees, bearing interest ranging from 7.6% to 10.0% collateralized by real estate, due in installments
       through October 2008. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --      7,336,345
     Other receivables from franchisees, due by December 1999. . . . . . . . . . . .              --      1,636,687
                                                                                          ----------     ----------
                                                                                                  --     15,512,385
     Current portion . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --    (13,326,956)
                                                                                          ----------     ----------
     Turnkey notes and other receivables, less current portion . . . . . . . . . . .      $       --     $2,185,428
                                                                                          ----------     ----------
                                                                                          ----------     ----------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


5.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following:

                                                                        DEPRECIABLE              DECEMBER 31,
                                                     DEPRECIATION           LIFE         ---------------------------
                                                         METHOD           (Years)           1997            1998
                                                     -------------      -----------      -----------     -----------
Building . . . . . . . . . . . . . . . . . .         Straight Line           32            $      --      $6,417,164
Furniture, fixtures and
  Equipment. . . . . . . . . . . . . . . . .         Straight Line         3 to 7          3,520,805       6,223,498
Leasehold improvements . . . . . . . . . . .         Straight Line        13 to 32         7,229,286       5,733,128
                                                                                         -----------     -----------
                                                                                          10,750,091      18,373,790
Accumulated depreciation and amortization. . . . . . . . . . . . . . . . . . . . .        (1,163,265)     (2,158,523)
                                                                                         -----------     -----------
                                                                                           9,586,826      16,215,267
Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           411,804       2,314,479
                                                                                         -----------     -----------
Property, equipment and leasehold improvements, net. . . . . . . . . . . . . . . .        $9,998,630     $18,529,746
                                                                                         -----------     -----------
                                                                                         -----------     -----------

     During 1998, the Company purchased land, buildings, leasehold improvements and furniture, fixtures and equipment in connection with their expansion of the Company-owned restaurants in the amounts of $2,314,000, $2,014,000, $3,304,000, and $1,470,000, respectively.

     Depreciation and amortization of property, equipment and leasehold improvements totaled approximately $363,000, $566,000 and $1,060,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

6.  INVESTMENTS AND ADVANCES

                                                                                 DECEMBER 31,
                                                                         -------------------------
                                                                            1997           1998
                                                                         ----------     ----------
   Limited partnership:
     Investment . . . . . . . . . . . . . . . . . . . . . . . . . .      $  189,798     $   96,538
     Advances . . . . . . . . . . . . . . . . . . . . . . . . . . .         507,046        774,463
                                                                         ----------     ----------
                                                                            696,844        871,001
   Building art . . . . . . . . . . . . . . . . . . . . . . . . . .         263,071        263,071
   Investments in Master Licensees (net of $100,000 reserve). . . .         496,875        396,875
                                                                         ----------     ----------
   Investments and advances . . . . . . . . . . . . . . . . . . . .      $1,456,790     $1,530,947
                                                                         ----------     ----------
                                                                         ----------     ----------

     LIMITED PARTNERSHIP

     The Company owns a 40% general and limited partnership interest in an entity engaged in the acquisition, development and construction of certain commercial real estate. The partnership has the following assets, liabilities and partners' capital:

                                                      DECEMBER 31,
                                              -------------------------
                                                 1997           1998
                                              ----------     ----------
   Assets . . . . . . .  . . . . . . .        $2,289,572     $2,239,960
   Liabilities. . . . .  . . . . . . .         1,634,384      1,933,276
   Partners' Capital. .  . . . . . . .           655,188        306,684

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


6.  INVESTMENTS AND ADVANCES - (CONTINUED)

     The partnership's net profits, losses and distributions are allocated based upon methods set forth in the partnership agreement. The Company is allocated 25% of distributions and like amount of net profits until the other limited partner has received an aggregate amount equal to its aggregate contribution. Thereafter, remaining net profits and all losses are allocated 40% to the Company.

     The Company is the guarantor of all partnership indebtedness which consists of borrowings under a $1,150,000 bank line of credit with approximately $1,117,000 and $1,093,000 outstanding at December 31, 1997 and 1998, respectively. The indebtedness is collateralized by project real estate, and related leases and rents.

     INVESTMENTS IN MASTER LICENSEES

     In November 1996, the Company paid $300,000 to acquire a 7.5% interest in a Master Licensee and also agreed to serve as guarantor of additional financing not to exceed $400,000. At December 31, 1997 and 1998, the outstanding balance on the additional financing guarantied by the Company was $400,000. See note on "Related Party Transactions." During 1997, the Company made an investment of approximately $197,000 in a Master Licensee.

7.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                        AMORTIZATION              DECEMBER 31,
                                                           PERIOD          --------------------------
                                                           (YEARS)            1997           1998
                                                        ------------       -----------    -----------
   Original franchise rights. . . . . . . . . . . .          40            $ 5,688,892    $ 5,688,892
   Royalty value and goodwill . . . . . . . . . . .          20              2,222,938      3,122,117
   Developer and franchise rights acquired. . . . .       20 to 40           4,668,200      9,789,263
   Debt issue costs . . . . . . . . . . . . . . . .        5 to 25              98,964         65,136
   Organization costs . . . . . . . . . . . . . . .        4 to 10              29,021             --
   Other intangible assets. . . . . . . . . . . . .           5                345,037        318,449
                                                                           -----------    -----------
                                                                            13,053,052     18,983,857
   Less accumulated amortization. . . . . . . . . .                         (1,939,839)    (2,168,798)
                                                                           -----------    -----------
   Intangible assets, net . . . . . . . . . . . . .                        $11,113,213    $16,815,059
                                                                           -----------    -----------
                                                                           -----------    -----------

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


7.  INTANGIBLE ASSETS - (CONTINUED)

     In 1997, the Company reacquired the developer rights in Connecticut, Maryland, Virginia and various western territories. The aggregate purchase price of these developer rights was approximately $1,734,000. Also, the Company reacquired franchise rights in Houston and Austin, Texas for approximately $1,018,000.

     In 1998, the Company re-acquired certain developer and franchise rights in Georgia, Michigan, and certain portions of Ohio, Texas and various western territories. In addition, the Company re-acquired the international licensing rights to Belgium, Luxemburg, and The Netherlands.

     The developer rights acquired under these transactions are being amortized on a straight-line basis over 40 years. Amortization of intangible assets totaled approximately $340,000, $502,000 and $747,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

8.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                     DECEMBER 31,
                                                             -------------------------
                                                                1997           1998
                                                             ----------     ----------
        Accrued taxes . . . . . . . . . . . . . . . .        $  252,116     $1,216,954
        Accrued legal and professional. . . . . . . .           212,012        392,277
        Developer service costs . . . . . . . . . . .           742,541        910,848
        Repurchase of development territories . . . .                --      6,550,000
        Other accrued liabilities . . . . . . . . . .           278,046        543,514
                                                             ----------     ----------
                                                             $1,484,715     $9,613,593
                                                             ----------     ----------
                                                             ----------     ----------

9.  DEFERRED REVENUE

     Franchise fees, developer fees and revenue from the Turnkey Program, collected but not yet recognized into income less related direct incremental costs paid but not yet charged to expense are as follows:

     Deferred revenue consists of the following:

                                                                                  DECEMBER 31,
                                                                          -------------------------
                                                                             1997           1998
                                                                          ----------     ----------
   Deferred franchise and developer fees. . . . . . . . . . . . . .       $2,037,500     $1,687,500
   Deferred direct incremental costs:
      Deferred franchise fee development service costs. . . . . . .       (1,034,375)      (838,750)
      Deferred commissions. . . . . . . . . . . . . . . . . . . . .          (13,750)        (6,500)
      Other deferred costs. . . . . . . . . . . . . . . . . . . . .          (22,550)        (5,500)
   Deferred revenue, net -- Turnkey Program . . . . . . . . . . . .        1,888,555        461,736
                                                                          ----------     ----------
                                                                          $2,855,380     $1,298,486
                                                                          ----------     ----------
                                                                          ----------     ----------

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


10. LONG-TERM DEBT

     In June 1997, the Company secured an additional line of credit of up to $15,000,000 from a financial institution. This line of credit bears interest at the bank's prime lending rate and expires December 2001, with approximately $6,360,000 outstanding at December 31, 1998 and approximately $7,147,000 which had been loaned to various franchisees and area developers for which the Company has provided a guaranty.

      Long-term debt consists of the following:

                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                             1997           1998
                                                                                          ----------     ----------
     Capitalized lease, bearing an effective interest rate of 11.24%, collateralized by real property; monthly principal and interest
      installments of $12,615 through 2020 . . . . . . . . . . . . . . . . . . . . .      $1,238,170     $1,225,298
     Various notes payable to individuals and corporations, bearing interest at 6% to 9% per annum, due in  periodic principal and interest installments through 2004, and collateralized by
      equipment and assignment of royalties from certain franchisees . . . . . . . .         791,607        545,439
     Capitalized lease bearing an effective interest rate of 13.67%, collateralized by real property; monthly principal and interest
      installments of $6,312 due through 2017. . . . . . . . . . . . . . . . . . . .              --        534,937
     Capitalized lease bearing an effective interest rate of 12.85%, collateralized by real property; monthly principal and interest
      installments of $5,361 due through 2027. . . . . . . . . . . . . . . . . . . .              --        513,359
     Note payable to a financial institution bearing interest at the lesser of LIBOR + 1.75% or the bank's prime lending rate,
      collateralized by the Company's receivables and intangibles,
      with the principal due  March, 1999. . . . . . . . . . . . . . . . . . . . . .              --      5,000,000
     Note payable to a financial institution bearing interest at the lesser of LIBOR + 1.75% or the bank's prime lending rate,
      collateralized by the Company's receivables and intangibles,
      with the principal due December, 2001. . . . . . . . . . . . . . . . . . . . .              --      6,360,000
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         157,235        422,067
                                                                                          ----------     ----------
                                                                                           2,187,012     14,601,100
     Current maturities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (250,625)    (5,382,585)
                                                                                          ----------     ----------
     Long-term debt, less current maturities . . . . . . . . . . . . . . . . . . . .      $1,936,387     $9,218,515
                                                                                          ----------     ----------
                                                                                          ----------     ----------

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES

10.  LONG-TERM DEBT - (CONTINUED)

      The aggregate annual maturities of long-term debt at December 31, 1998 are as follows:

     YEAR ENDED
     DECEMBER 31,
    -------------
     1999. . . . . . . . . . . . . . . . . . . . . . . . . $5,382,585
     2000. . . . . . . . . . . . . . . . . . . . . . . . .    258,439
     2001. . . . . . . . . . . . . . . . . . . . . . . . .  6,415,949
     2002. . . . . . . . . . . . . . . . . . . . . . . . .     62,481
     2003. . . . . . . . . . . . . . . . . . . . . . . . .     69,798
     Thereafter. . . . . . . . . . . . . . . . . . . . . .  2,411,848
                                                          ------------
                                                          $14,601,100
                                                          ------------
                                                          ------------

     Interest expense, totaled approximately $331,000, $297,000 and $248,000 for the years ended December 31, 1996, 1997 and 1998, respectively. All of the interest in 1997 and 1998 was capitalized.

11.  INCOME TAXES

     The provision for federal and state income taxes consists of the following:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                  1996              1997                1998
                                                              -----------       -----------         -----------
     Federal:
       Current . . . . . . . . . . . . . . . . . . . . . .     1,886,719         $2,416,124          $2,813,396
       Deferred  . . . . . . . . . . . . . . . . . . . . .       (75,578)            26,988             556,575
                                                              ----------         ----------          ----------
         Total federal . . . . . . . . . . . . . . . . . .     1,811,141          2,443,112           3,369,971
     State . . . . . . . . . . . . . . . . . . . . . . . .        91,149            171,148             358,638
                                                              ----------         ----------          ----------
     Total provision for income taxes. . . . . . . . . . .     1,902,290         $2,614,260          $3,728,609
                                                              ----------         ----------          ----------
                                                              ----------         ----------          ----------

The differences between the income tax expense and the amount that would result if the statutory rates were applied to the pretax financial income were as follows:

                                                                             FOR THE YEARS ENDED
                                                                                 DECEMBER 31,
                                                              -------------------------------------------------
                                                                  1996              1997                1998
                                                              ------------      ------------        ------------
Expense at statutory rate of 34% . . . . . . . . . . . . .     $1,733,070        $2,401,650          $3,377,925
Nondeductible items, including
  amortization . . . . . . . . . . . . . . . . . . . . . .         86,915            99,653              69,922
State income taxes, net. . . . . . . . . . . . . . . . . .         60,158           112,957             236,701
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .         22,147            --                  44,061
                                                              ------------      ------------        ------------
                                                                1,902,290        $2,614,260          $3,728,609
                                                              ------------      ------------        ------------
                                                              ------------      ------------        ------------

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


11. INCOME TAXES - (CONTINUED)

     Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                                       DECEMBER 31,
                                                              -----------------------------
                                                                  1997              1998
                                                              ------------      ------------
     Deferred Tax Assets:

          Receivables. . . . . . . . . . . . . . . . . . .    $       --        $   265,167
          Deferred revenue . . . . . . . . . . . . . . . .       666,842            307,004
          Accrued liabilities. . . . . . . . . . . . . . .        21,809            117,753
          Other. . . . . . . . . . . . . . . . . . . . . .        35,028             36,563
                                                              ------------      ------------
          Gross deferred tax assets. . . . . . . . . . . .       723,679            726,487
                                                              ------------      ------------
                                                              ------------      ------------
     Deferred Tax Liabilities:
          Property, equipment and intangibles. . . . . . .       143,219            593,614
          Installment sale . . . . . . . . . . . . . . .              --             99,202
          Other. . . . . . . . . . . . . . . . . . . . . .            --              9,786
                                                              ------------      ------------
       Gross deferred tax liabilities. . . . . . . . . . .       143,219            702,602
                                                              ------------      ------------
               Net deferred tax asset. . . . . . . . . . .     $ 580,460        $    23,885
                                                              ------------      ------------
                                                              ------------      ------------

12. STOCKHOLDERS' EQUITY

     WARRANTS

     During 1994, the Company issued a warrant to purchase 23,437 shares of common stock at an initial exercise price of $9.60 per share. The warrant was exercised in March 1998.

     SHAREHOLDERS' RIGHTS PLAN

     In December 1998, the Company announced that the Board of Directors had adopted a Shareholder's Rights Plan and approved a dividend of one Right for each share of Company Common Stock outstanding. Under the plan, each shareholder of record receives one Right for each share of Common Stock held. Initially, the Rights are not exercisable and automatically trade with the Common Stock. There are no separate Rights certificates at this time. Each Right entitles the holder to purchase one one-hundredth of a share of Company Class C Series A Junior Participating Preferred Stock for $75.00 (the "Exercise Price").

     The Rights separate and become exercisable upon the occurrence of certain events, such as an announcement that an "acquiring person" (which may be a group of affiliated persons) beneficially owns, or has acquired the rights to own, 20% or more of the outstanding Common Stock, or upon the commencement of a tender offer or exchange offer that would result in an acquiring person obtaining 20% or more of the outstanding shares of Common Stock.

     Upon becoming exercisable, the Rights entitle the holder to purchase Common Stock with a value of $150 for $75. Accordingly, assuming the Common Stock had a per share value of $75 at the time, the holder of a right could purchase two shares for $75. Alternatively, the Company may permit a holder to surrender a Right in exchange for stock or cash equivalent to one share of Common Stock (with a value of $75) without the payment of any additional consideration. In certain circumstances, the holders have the right to acquire common stock of an acquiring company having a value equal to two times the Exercise Price of the Rights.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

     THE STOCK OPTION PLAN

     Under the Plan, the Company was originally authorized to issue 800,000 shares of common stock pursuant to "awards" granted in the form of incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to key employees of the Company. In February 1998, the Compensation Committee of the Board of Directors amended the Plan to provide for an additional 150,000 shares of common stock to be authorized for issuance as non-qualified stock options under its provisions, and in May 1998, the shareholders approved amendments to the Plan, including an additional 500,000 shares of common stock to be authorized for issuance as either incentive stock options or non-qualified stock options.

     Options granted in 1998 generally vest ratably over three years. Options granted before 1998 generally vest ratably over five years.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


13. STOCK-BASED COMPENSATION PLANS - (CONTINUED)

     A summary of the status of the Company's stock options as of December 31, 1996, 1997 and 1998 and the changes during the years ended on those dates are presented below:


                                                                                     OPTIONS OUTSTANDING
                                                                              ---------------------------------
                                                                                              WEIGHTED AVERAGE
                                                                                               EXERCISE PRICES
                                                                                 SHARES            PER SHARE
                                                                              ------------    -----------------
     BALANCE, January 1, 1996. . . . . . . . . . . . . . . . . . . . . . .        621,790          $  8.70
       Granted (weighted average fair value of $4.96 per share). . . . . .         82,850            10.50
       Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (29,924)            6.75
       Forfeited . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (79,752)            8.05
       Expired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --             --
                                                                                ---------
     BALANCE, December 31, 1996. . . . . . . . . . . . . . . . . . . . . .        594,964             9.13
       Granted (weighted average fair value of $6.81 per share). . . . . .        200,500            15.08
       Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (57,201)            8.50
       Forfeited . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (85,799)            9.88
       Expired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               --
                                                                                ---------
     BALANCE, December 31, 1997. . . . . . . . . . . . . . . . . . . . . .        652,464            11.19
       Granted (weighted average fair value of $8.30 per share). . . . . .        628,700            18.66
       Exercised . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (44,239)            8.88
       Forfeited . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (147,216)           17.10
       Expired . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (25,300)           15.50
                                                                                ---------
     BALANCE, December 31, 1998. . . . . . . . . . . . . . . . . . . . . .      1,064,409            14.56
                                                                                ---------
                                                                                ---------

     Exercisable at December 31, 1996. . . . . . . . . . . . . . . . . . .        339,981             8.75
     Exercisable at December 31, 1997. . . . . . . . . . . . . . . . . . .        362,178             9.19
     Exercisable at December 31, 1998. . . . . . . . . . . . . . . . . . .        491,972             9.54

     The fair value of each stock option granted in 1996, 1997 and 1998 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 6.37% for 1996, 6.17% for 1997, and 5.28% for 1998; expected lives of the options of six years; and volatility of 37.01% for 1996, 32.50% for 1997, and 48.97% for 1998.

      The following table summarizes information about stock options outstanding at December 31, 1998:


                                             OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                              ------------------------------------------------  -----------------------------
                                 NUMBER             WEIGHTED         WEIGHTED       NUMBER          WEIGHTED
                              OUTSTANDING AT         AVERAGE          AVERAGE   EXERCISABLE AT      AVERAGE
       RANGE OF                DECEMBER 31,         REMAINING         EXERCISE    DECEMBER 31,       EXERCISE
   EXERCISE PRICES                1998           CONTRACT LIFE         PRICE         1998            PRICE
------------------------      --------------     --------------      --------   --------------      --------
$5.60 to $11.00. . . . .          413,930             6.56            $ 8.59        363,930          $ 8.35
$11.09 to $14.97 . . . .          237,079             8.53            $12.40        115,142          $12.27
$17.69 to $23.94 . . . .          413,400             9.12            $21.78         12,900          $18.73
                              --------------                                    --------------
Total. . . . . . . . . .        1,064,409             7.99            $14.56        491,972          $ 9.54

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


13.  STOCK-BASED COMPENSATION PLANS - (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

     During 1998 the Company adopted the Schlotzsky's, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan") and authorized 250,000 shares of stock to be sold to employees through the Stock Purchase Plan. Under the terms of the Stock Purchase Plan, employees may elect to contribute up to 15% of compensation through payroll deductions for the purchase of Company stock at 85% of the lesser of the market price at the beginning or the end of the offering period. An offering period begins on January 1st and July 1st of each year and expires in six months.

     During 1998, 49 participants purchased 9,396 shares of stock through the Stock Purchase Plan for $8.39 per share. Under APB Opinion No. 25, the Stock Purchase Plan is considered noncompensatory. Therefore, no compensation expense has been recognized for shares sold under this plan.

     The fair value of stock purchase rights granted in 1998 were $6.55 per share or a total of $61,543. The fair value of each stock purchase right was determined using an expected term of six months, a volatility of 48.97%, and a risk-free interest rate of 5.30%.

     PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

     During 1996, 1997 and 1998, the Company did not incur any compensation costs for the Plan under APB No. 25. Had the compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 1996, 1997 and 1998 would approximate the pro forma amounts below:

                                                     DECEMBER 31, 1996            DECEMBER 31, 1997         DECEMBER 31, 1998
                                                --------------------------   --------------------------   -------------------------
                                                      AS           PRO            AS           PRO             AS           PRO
                                                   REPORTED       FORMA        REPORTED       FORMA         REPORTED       FORMA
                                                ------------  ------------   ------------  ------------   ------------  -----------
Net income . . . . . . . . . . . . . . . .      $  3,194,975  $ 3,085,016     $ 4,449,415   $ 4,201,878   $ 6,206,465    4,673,829

Net income per common share -- basic. . . .     $       0.58  $      0.56     $      0.74   $      0.70   $      0.84    $    0.63

Net income per common share -- diluted . .      $       0.57  $      0.55     $      0.71   $      0.67   $      0.82    $    0.62

     The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995 and the Company anticipates making awards in the future under its Plan. As the Company's options typically vest over three to five years, the full impact of the pro forma disclosure requirements will not be reflected until 2000.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


14.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 1996, 1997 and 1998 was approximately $313,000, $297,000 and $248,000, respectively.

     Cash paid for taxes during the years ended December 31, 1996, 1997 and 1998 was approximately $2,614,000, $2,404,000 and $2,515,000, respectively.

Noncash investing and financing activities:

1996

     Notes totaling approximately $1,861,000 were received as payment for nonrefundable Area Developer, Master Licensee, Territorial and other fees.

1997

     Notes totaling approximately $272,000 were received as payment for nonrefundable Area Developer, Master Licensee, Territorial and other fees.

     Notes totaling approximately $1,400,000 were received as proceeds of for sales of Turnkey Program properties.

     Notes totaling approximately $525,000 were issued for acquisition of developer rights.

1998

     Notes receivable totaling approximately $2,250,000 were received as payment for nonrefundable Area Developer, Master Licensee, Territorial and other fees.

      Notes receivable totaling approximately $21,334,000 were received as payment for investment in Turnkey Projects.

15. RELATED PARTY TRANSACTIONS

     Franchisees contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF") to be used solely for the production of programs and materials for marketing and advertising. The Company charges NAMF an amount equal to certain cost allocations and salaries for administering NAMF. Advances to NAMF totaled approximately $40,000 and $11,000 at December 31, 1997 and 1998, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

     One or more principal stockholders of the Company is guarantor of debt of the Company's, totaling approximately $1,460,000 and $1,383,000 at December 31, 1997 and 1998, respectively.

     In 1996, the Company entered into a Territorial Agreement pursuant to which Sino-Caribbean Development, Inc. ("Sino") paid $150,000 in cash and $600,000 by a promissory note for the right to obtain a master license for certain territories in the Pacific Rim. In addition, Sino agreed to assume a promissory note in the amount of $275,000 in exchange for territorial rights under an existing Master License Agreement. The outstanding balances on the combined notes were $455,000 at December 31, 1997 and 1998. An officer of the Company held 60% of Sino's outstanding common stock at December 31, 1996. In 1997, Sino issued shares of common stock to third parties which reduced the officer's interest to less than 30%.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     During 1996, the Company paid $300,000 to Bonner Carrington Corporation European Market ("BCCE") and agreed to serve as guarantor for additional financing not to exceed $400,000. In return, the Company received: (i) preferred stock representing 7.5% of the total outstanding shares of BCCE; (ii) an option to buy additional preferred stock representing an additional 10% of the total outstanding shares of BCCE; and (iii) options to purchase BCCE and its respective territories at predetermined prices effective during the period covering December 1999 through December 2011. In February 1999, the Company acted on the guarantee of the $400,000. In a separate transaction in June 1996, the Company entered into a Master License Agreement pursuant to which BCCE paid the Company $25,000 in cash and $75,000 by promissory note. BCCE is a wholly owned subsidiary of Bonner Carrington Corporation.

     During 1998, the Company paid $100,000 earnest money toward the reacquisition of a master license territory from Java Rim, a wholly-owned subsidiary of Bonner Carrington Corporation ("BCC").

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

     During 1997, an organization whose managing director is also a member of the Company's Board of Directors became the successor to the Company's International development licensing rights for Belgium, Luxemburg and The Netherlands held by Euro American Development B.V. During 1998, the Company re-acquired these rights from the related entity for $290,000 (in the form of $125,000 cash and the remainder through cancellation of indebtedness).

16.  COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases office facilities, land, buildings and equipment for its Company-owned stores. Rent expense for the years ended December 31, 1996, 1997 and 1998, was approximately $118,000, $814,000 and $1,195,000, respectively. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1998 are as follows:

           YEAR ENDING
           DECEMBER 31,
          -------------
              1999 . . . . . . . . . . . .      $ 1,353,839
              2000 . . . . . . . . . . . .        1,374,725
              2001 . . . . . . . . . . . .        1,387,205
              2002 . . . . . . . . . . . .        1,378,732
              2003 . . . . . . . . . . . .        1,414,603
              Thereafter . . . . . . . . .       18,465,497
                                                -----------
                                                $25,374,601
                                                -----------
                                                -----------

     GUARANTIES ON FRANCHISE OPERATING LEASES AND OTHER OBLIGATIONS

     The Company, and in some cases certain stockholders, guaranty certain real estate and equipment leases and other obligations of its franchisees. Under the Turnkey Program, the Company has typically provided a credit enhancement in the form of a guaranty on the franchisee's lease assigned to a third-party investor. These guaranties typically cover lease payments and various other obligations of the franchisee for a period ranging from 18 months to five years, and is effective throughout the term of the 20 year lease. At December 31, 1998, the Company was contingently liable for approximately $6.2 million under these guaranties. Additionally, at December 31, 1998, the Company was contingently liable for approximately $20.2 million under guaranties of other franchisee real estate and equipment leases and various obligations.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


16.  COMMITMENTS AND CONTINGENCIES B (CONTINUED)

     LITIGATION

     The Company is a defendant in various lawsuits arising in the ordinary course of business. Management is of the opinion that all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the consolidated financial position, results of operations or cash flows of the Company if disposed unfavorably.

     On February 8, 1999, the Lone Star Ladies Investment Club, et al., filed a consolidated amended class action lawsuit in the Western District of Texas against the Company and four of its officers and directors (Monica Gill, Executive Vice President and Chief Financial Officer; John M. Rosillo, director; Jeffrey J. Wooley, Senior Vice President and director; and John C. Wooley, President and Chairman of the Board of Directors). The complaint, alleges securities fraud arising from a change in the timing of recognition of revenue from the sale of real estate properties in connection with which the Company provided limited guaranties on franchisees leases of the properties. In April 1998, Registrant announced that 1997 earnings would be lower than previously announced because it would defer revenue received in the fourth quarter from such real estate transactions rather than recognizing it during the period in which the transaction occurred, as previously contemplated. Plaintiffs seek monetary damages in an unspecified amount. The Company believes that the allegations are without merit and intends to vigorously defend against the suit.

17.  CONCENTRATION OF CREDIT RISK

     The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, mortgage notes receivable from franchisees, notes receivable from Area Developers and Master Licensees and notes receivable from affiliates. The Company places its cash and cash equivalents with high credit quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

     The Company grants notes receivable to individuals and licensees who have, in the opinion of the Company, adequate reserves to repay the notes independent of the franchise rights. Although the Company has extended the terms maturities of certain of the notes, it has not experienced significant credit losses to date.

18.  SEGMENTS

     The Company and its subsidiaries are principally engaged in franchising quick service restaurants that feature salads, made-to-order sandwiches and pizzas with unique sourdough buns. At December 31, 1998 the Schlotzsky's system included Company owned and franchised stores in 38 states, the District of Columbia and 13 foreign countries.

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which the Company has adopted in the current year.

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     18.  SEGMENTS -- (CONTINUED)

     The Company identifies such segments based on management responsibility within the corporate structure. The Turnkey Development segment includes the development of free-standing stores with high visibility and easy access. The Restaurant Operations includes the operation of a limited number of Company-owned restaurants for the purpose of product development, concept refinement, prototype testing and training and to build brand awareness. The Franchise Operations segment encompasses the franchising of stores in order to achieve optimal success with owner-operated stores. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. Segment information and a reconciliation to income, before interest and income taxes are as follows:

                                                         TURNKEY           RESTAURANT          FRANCHISE
     YEAR ENDED DECEMBER 31, 1998                      DEVELOPMENT          OPERATIONS          OPERATIONS        CONSOLIDATED
--------------------------------------------------     ------------        ------------        ------------       ------------
Revenue from external customers. . . . . . . . . .     $  8,314,426        $  7,720,432        $ 25,813,054       $ 41,847,912
Depreciation and amortization. . . . . . . . . . .          446,962             609,265             828,627          1,884,854
Operating income (loss)  . . . . . . . . . . . . .        3,061,365            (774,999)          5,590,446          7,876,812

Significant noncash items - fees financed. . . . .               --                  --           2,250,000          2,250,000
Capital expenditures . . . . . . . . . . . . . . .        5,150,880           9,102,579           2,991,726         17,245,185

Total assets . . . . . . . . . . . . . . . . . . .     $ 42,902,095        $ 20,782,048        $ 40,543,997       $104,228,140

                                                         TURNKEY            RESTAURANT          FRANCHISE
     YEAR ENDED DECEMBER 31, 1997                      DEVELOPMENT          OPERATIONS          OPERATIONS        CONSOLIDATED
--------------------------------------------------     ------------        ------------        ------------       ------------
Revenue from external customers. . . . . . . . . .     $  1,138,610        $  6,364,042        $ 20,466,484       $ 27,969,136
Depreciation and amortization. . . . . . . . . . .          178,953             434,698             541,949          1,155,600
Operating income (loss)  . . . . . . . . . . . . .          592,001            (193,371)          5,716,424          6,115,054

Significant noncash items - fees financed. . . . .               --                  --             272,003            272,003
Capital expenditures . . . . . . . . . . . . . . .          168,160           4,169,162           3,098,681          7,436,003

Total assets . . . . . . . . . . . . . . . . . . .     $ 18,740,459        $  8,992,965        $ 51,787,162       $ 79,520,586

                                                         TURNKEY           RESTAURANT          FRANCHISE
     YEAR ENDED DECEMBER 31, 1996                      DEVELOPMENT         OPERATIONS          OPERATIONS         CONSOLIDATED
--------------------------------------------------     ------------        ------------        ------------       ------------
Revenue from external customers. . . . . . . . . .     $    725,913        $  3,610,199        $ 16,378,220       $ 20,714,332
Depreciation and amortization. . . . . . . . . . .           86,674             273,689             418,921            779,284
Operating income (loss)  . . . . . . . . . . . . .          119,911            (310,876)          4,701,485          4,510,520

Significant noncash items - fees financed. . . . .               --                  --           1,860,796          1,860,796
Capital expenditures . . . . . . . . . . . . . . .           21,424           1,234,537             408,402          1,664,363

Total assets . . . . . . . . . . . . . . . . . . .     $ 15,533,211        $  5,839,137        $ 19,606,764       $ 40,979,112

                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


19. EARNINGS PER SHARE

      Basic and diluted EPS computation for the years ended December 31, 1996, 1997 and 1998 are as follows:

                                                                 FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                        ------------------------------------
                                                           1996         1997         1998
                                                        ----------   ----------   ----------
Basic EPS
---------
  Net income . . . . . . . . . . . . . . . . . . . .    $3,194,975   $4,449,415   $6,206,465
                                                        ----------   ----------   ----------
                                                        ----------   ----------   ----------

  Weighted average common shares outstanding . . . .     5,525,902    5,994,403    7,382,983
                                                        ----------   ----------   ----------
                                                        ----------   ----------   ----------

  Basic EPS. . . . . . . . . . . . . . . . . . . . .    $     0.58   $     0.74   $     0.84
                                                        ----------   ----------   ----------
                                                        ----------   ----------   ----------

Diluted EPS
-----------
  Net income . . . . . . . . . . . . . . . . . . . .    $3,194,975   $4,449,415   $6,206,465
                                                        ----------   ----------   ----------
                                                        ----------   ----------   ----------

  Weighted average common shares outstanding . . . .     5,525,902    5,994,403    7,382,983

  Assumed conversion of common shares issuable
   Under stock option plan and exercise of warrants        113,323      234,966      194,424
                                                        ----------   ----------   ----------

Weighted average common shares outstanding --
  assuming dilution. . . . . . . . . . . . . . . . .     5,639,225    6,229,369    7,577,407
                                                        ----------   ----------   ----------
                                                        ----------   ----------   ----------

Diluted EPS. . . . . . . . . . . . . . . . . . . . .    $     0.57   $     0.71   $     0.82
                                                        ----------   ----------   ----------
                                                        ----------   ----------   ----------

     Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 199,361, 123,500 and 571,000 in 1996, 1997 and 1998, respectively.

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Schlotzsky's, Inc. and Subsidiaries



In connection with our audit of the consolidated financial statements of Schlotzsky's, Inc. and Subsidiaries referred to in our report dated February 26, 1999, which is included in Part IV of this Form 10-K, we have also audited
Schedule II for each of the three years in the period ended December 31, 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP

Dallas, Texas
February 26, 1999

                         SCHLOTZSKY'S, INC. AND SUBSIDIARIES

                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                    COL. A                               COL. B                   COL. C                 COL. D          COL. E.
---------------------------------------------------   -------------   -----------------------------   -------------   -------------
                                                                                ADDITIONS
                                                         BALANCE      -----------------------------
                                                            AT          CHARGE TO       CHARGE TO                      BALANCE AT
                                                        BEGINNING       COSTS AND        OTHER                           END OF
                  DESCRIPTION                           OF PERIOD       EXPENSES        ACCOUNTS        DEDUCTION        PERIOD
---------------------------------------------------   -------------   -------------   -------------   -------------   -------------
Valuation allowance for
  Notes Receivable:
    December 31, 1998
     Valuation Allowance . . . . . . . . . . . . .        $(442,774)      $(972,724)    $        --       $      --     $(1,415,498)
                                                      -------------   -------------   -------------   -------------   -------------
                                                      -------------   -------------   -------------   -------------   -------------

  December 31, 1997
    Valuation Allowance. . . . . . . . . . . . . .         (342,774)       (100,000)             --              --        (442,774)
                                                      -------------   -------------   -------------   -------------   -------------
                                                      -------------   -------------   -------------   -------------   -------------

  December 31, 1996
    Valuation Allowance. . . . . . . . . . . . . .         (155,000)       (187,774)             --              --        (342,774)
                                                      -------------   -------------   -------------   -------------   -------------
                                                      -------------   -------------   -------------   -------------   -------------