Form 10-K/A
period 1998-12-31
SCHLOTZSKYS INC
filed 1999-04-14
CIK 1002178

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K/A

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

10.28     -- Earnest Money Contract, dated May 20, 1994, among Schlotzsky's
             Real Estate, Inc., William C. Pfluger, et al., Schlotzsky's Restaurants, Inc., the Registrant and John C. Wooley.(1)
10.29     -- Unsecured Promissory Note, dated June 29, 1993, from John C.
             Wooley payable to the Registrant in the original principal amount of $280,000.(1)
10.30     -- Unsecured Promissory Note, dated June 29, 1993, from Jeffrey J.
             Wooley payable to the Registrant in the original principal amount of $150,000.(1)
10.31     -- Unsecured Promissory Note, dated January 1, 1993, from John C.
             Wooley payable to the Registrant in the original principal amount of $319,712.45.(1)
10.32     -- Unsecured Promissory Note, dated January 1, 1993, from Jeffrey J.
             Wooley payable to the Registrant in the original principal amount of $76,540.93.(1)
10.33     -- Unsecured Promissory Note, dated February 6, 1995, from John C.
             Wooley payable to the Registrant in the original principal amount of $131,000.(1)
10.34     -- Unsecured Promissory Note, dated February 6, 1995, from Jeffrey J.
             Wooley payable to the Registrant in the original principal amount of $6,000.(1)
10.35(a)  -- Schlotzsky's, Inc. 1993 Third Amended and Restated Stock Option
             Plan of the Registrant. (5)
10.35(b)  -- Amendments to 1993 Third Amended and Restated Stock Option
             Plan. (4)
10.36(a)  -- Employment Agreement, dated as of March 1, 1998, by and between the Registrant and John C. Wooley. (6)
10.36(b)  -- Employment Agreement, dated as of March 1, 1998, by and between the Registrant and Jeffrey J. Wooley. (6)
10.36(c)  -- Employment Agreement, dated January 1, 1994, by and between the
             Registrant and Kelly R. Arnold.(1)
10.36(d)  -- Employment Agreement, dated January 1, 1994, by and between the
             Registrant and Karl D. Martin.(1)
10.37(a)  -- Indemnity Agreement, dated June 30, 1993, by and between the
             Registrant and John C. Wooley.(1)
10.37(b)  -- Indemnity Agreement, dated June 30, 1993, by and between the
             Registrant and Jeffrey J. Wooley.(1)
10.38     -- Form of Indemnification Agreement for Directors and Officers of
             the Registrant.(1)
10.39     -- Schlotzsky's 1995 Nonemployee Directors Stock Option Plan, and
             form of Stock Option Agreement.(1)
10.40     -- Warrant Certificate, dated March 31, 1994, of the Registrant to
             William C. Pfluger for 75,000 warrants.(1)
10.41     -- Confidentiality Agreement, dated December 8, 1989, by and between
             Bunge Foods Corporation and Schlotzsky's Franchising Limited Partnership.(1)
10.42     -- Real Estate Lien Note dated December 31, 1993, from CBD Block 29,
             Ltd. to Schlotzsky's Real Estate, Inc. in the original principal amount of $302,209.12.(1)
10.43     -- Promissory Note, dated October 4, 1995, from the Registrant to
             First State Bank, Austin, Texas in the original principal amount of $576,000.(1)
10.44     -- Promissory Note dated October 25, 1995, from the Registrant to
             United Bank & Trust in the original principal amount of $500,000.(1)
10.45     -- Promissory Note dated November 1995 from Registrant and
             Schlotzsky's Restaurants, Inc. to AT&T Commercial Finance Corporation in the original principal amount of $1,100,000.(1)
10.46     -- Promissory Note dated November 17, 1995 from Registrant to
             Comerica Bank -- Texas in the original principal amount of $245,000.(1)
10.47     -- Form of Guaranty between Schlotzsky's, Inc. and landlord with respect to Turnkey restaurants. (7)
10.48     -- Form of Tenant Acknowledgment with Indemnification between
             Schlotzsky's Real Estate, Inc. and Franchisee concerning Turnkey restaurants. (7)
10.49     -- Form of Promissory Note from franchisee/borrower to Schlotzsky's
             Real Estate, Inc. (8)
10.50     -- Form of Loan Agreement between franchisee/borrower and
             Schlotzsky's Real Estate, Inc. (8)
10.51     -- Form of Assignment of Note and Lien from Schlotzsky's Real Estate,
             Inc. to mortgage lender. (8)
10.52     -- Form of Limited Guaranty between Schlotzsky's, Inc. and mortgage lender with respect to Turnkey restaurants. (8)

10.53     -- Credit Agreement, as amended, with Wells Fargo. (8)
22.1      -- List of subsidiaries of the Registrant. (8)
24.1*     -- Consent of Grant Thornton LLP.
27.1*     -- Financial Data Schedule - fiscal year ending 1998.

-------------
*  Filed herewith.
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-98004) filed with the Securities and Exchange Commission on October 12, 1995, as amended, and incorporated herein by reference.
(2) Previously filed as a Exhibit to the Registrant's Registration of certain Classes of Securities on Form 8-A filed with the Securities and Exchange Commission on December 18, 1998 and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Registrant's Report on Form 8-K filed December 18, 1998 and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-57077) filed with the Securities and Exchange Commission on June 17, 1998, as amended, and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-34921) filed with the Securities and Exchange Commission on September 4, 1997, as amended, and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998 and incorporated herein by reference.
(7) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 1998, as amended, and incorporated herein by reference.
(8) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 and incorporated herein by reference.

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

                          SCHLOTZSKY'S, INC.


                          By:  /s/ John C. Wooley
                              -------------------------------------------------
                              John C. Wooley,
                              Chairman of the Board and Chief Executive Officer
                              Date: April 14, 1999