Form 10-Q
period 1999-03-31
SCHLOTZSKYS INC
filed 1999-05-17
CIK 1002178

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


                  For the quarterly period ended March 31, 1999


                         Commission File Number: 0-27008


                                   SCHLOTZSKY'S, INC.
               (Exact name of registrant as specified in its charter)

         Texas                                               74-2654208
    (State or other                                         (IRS Employer
    jurisdiction of                                    Identification Number)
   incorporation or
     organization)

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

                      YES   |X|                     NO | |


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Shares Outstanding at May 1, 1999
    Common Stock, no par value                         7,402,338

===============================================================================

                                      INDEX

PART I.           FINANCIAL INFORMATION                                         Page No.
                                                                                --------
Item 1.           Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets --
                           March 31, 1999 and December 31, 1998                     2

                           Condensed Consolidated Statements of
                           Income -- Three Months Ended
                           March 31, 1999 and March 31, 1998                        3

                           Condensed Consolidated Statement of
                           Stockholders' Equity -- Three Months Ended
                           March 31, 1999 and the year ended December 31, 1998      4

                           Condensed Consolidated Statements of
                           Cash Flows -- Three Months Ended
                           March 31, 1999 and March 31, 1998                        5

                           Notes to Condensed Consolidated
                           Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                     8

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                                      12

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                13

Item 2.           Changes in Securities                                            13

Item 3.           Defaults Upon Senior Securities                                  13

Item 4.           Submission of Matters to a Vote of Security Holders              13

Item 5.           Other Information                                                13

Item 6.           Exhibits and Reports on Form 8-K                                 14

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       1999                 1998
                                                                                  ----------------    -----------------
Assets
Current assets:
     Cash and cash equivalents.............................................       $      5,389,448    $    15,384,991
     Temporary cash investments............................................              1,030,734          1,439,077
     Royalties receivable..................................................              1,201,847            762,141
     Turnkey notes and other receivables, current portion..................             12,434,886         14,556,424
     Other receivables.....................................................              4,069,643          3,086,065
     Prepaid expenses and other assets.....................................                677,053            572,996
     Turnkey Program development...........................................              6,162,838          5,924,562
     Notes receivable, current portion.....................................              7,023,497          4,246,574
                                                                                  ----------------    -----------------
         Total current assets..............................................             37,989,946         45,972,830

     Property, equipment and leasehold improvements, net...................             19,407,219         18,529,746
     Real estate and restaurants held for sale.............................             12,306,235          9,215,485
     Notes receivable, less current portion................................              6,054,028          6,875,915
     Notes receivable from related parties, less current portion...........              2,617,905          2,609,775
     Turnkey notes and other receivables, less current portion.............              1,386,573          2,185,429
     Investments and advances..............................................              1,461,136          1,530,947
     Deferred federal income tax asset.....................................                 23,885             23,885
     Intangible assets, net................................................             21,171,771         16,815,059
     Other noncurrent assets...............................................                469,069            469,069
                                                                                  ----------------    -----------------
         Total assets......................................................       $    102,887,767    $   104,228,140
                                                                                  ----------------    -----------------
                                                                                  ----------------    -----------------
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable-trade................................................       $      3,496,383    $     4,752,369
     Current maturities of long-term debt..................................              5,748,093          5,382,585
     Accrued liabilities...................................................              3,120,055          9,613,593
                                                                                  ----------------    -----------------
         Total current liabilities.........................................             12,364,531         19,748,547
     Deferred revenue, net.................................................              1,137,210          1,298,486
     Long-term debt, less current maturities...............................             13,940,556          9,218,515
                                                                                  ----------------    -----------------
         Total liabilities.................................................             27,442,297         30,265,548
Commitments and contingencies
Stockholders' equity:
     Preferred stock:
         Class C--no par value; authorized--1,000,000 shares; issued--none.                     --                 --
     Common stock, no par value, 30,000,000 shares authorized, 7,401,942 and 7,411,338 issued at December 31, 1998 and March 31, 1999,
          respectively.....................................................                 62,971             62,877
     Additional paid-in capital............................................             57,612,771         57,533,997
     Retained earnings.....................................................             17,874,728         16,470,718
     Treasury stock (10,000 shares) .......................................               (105,000)          (105,000)
                                                                                  ----------------    -----------------
         Total stockholders' equity........................................             75,445,470         73,962,592
                                                                                  ----------------    -----------------
         Total liabilities and stockholders' equity........................       $    102,887,767     $  104,228,140
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                            CONSOLIDATED FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                              -------------------------------------
                                                                  MARCH 31,          MARCH 31,
                                                                    1999               1998
                                                              ------------------ ------------------
Revenues
   Royalties................................................       $  5,014,267       $  4,259,018
   Franchise fees...........................................            245,000            340,000
   Developer fees...........................................            592,225                - -
   Restaurant sales.........................................          2,543,047          1,616,257
   Brand contribution.......................................          1,201,067            860,316
   Turnkey program development..............................            670,048          1,125,017
   Other fees and revenue...................................            296,427            253,684
                                                              ------------------ ------------------
         Total revenues.....................................         10,562,081          8,454,292

Expenses
   Service costs:
     Royalties..............................................          1,791,521          1,620,621
     Franchise fees.........................................            128,000            171,250
   Restaurant operations:
     Cost of sales..........................................            768,570            534,352
     Labor cost.............................................            994,274            754,886
     Operating expenses.....................................            626,201            499,823
   Turnkey development costs................................          1,036,569            411,447
   General and administrative...............................          2,856,301          2,504,254
   Depreciation and amortization............................            585,266            315,817
                                                              ------------------ ------------------
         Total expenses.....................................          8,786,702          6,812,450
                                                              ------------------ ------------------
         Income from operations.............................          1,775,379          1,641,842

Other
   Interest income..........................................            719,023            565,631
   Interest expense.........................................           (260,709)           (61,350)
                                                              ------------------ ------------------
         Income before income taxes.........................          2,233,693          2,146,123

 Provision for income taxes.................................            829,683            804,010
                                                              ------------------ ------------------
         Net income.........................................       $  1,404,010       $  1,342,113
                                                              ------------------ ------------------
                                                              ------------------ ------------------
Income per common share - basic:
         Net income.........................................              $0.19              $0.18
                                                              ------------------ ------------------
                                                              ------------------ ------------------
   Weighted average shares outstanding......................          7,401,338          7,349,309
                                                              ------------------ ------------------
                                                              ------------------ ------------------
Income per common share - diluted:
         Net income.........................................              $0.19              $0.18
                                                              ------------------ ------------------
                                                              ------------------ ------------------
   Weighted average shares outstanding......................          7,514,725          7,616,946
                                                              ------------------ ------------------
                                                              ------------------ ------------------

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                            CONSOLIDATED FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                 Common Stock
                                       ----------------------------------
                                                             Stated       Additional                                   Total
                                           Number of         Capital        Paid-In       Retained     Treasury    Stockholders'
                                             Shares          Amount         Capital       Earnings       Stock         Equity
                                        ----------------- -------------- -------------- ------------- ------------ ---------------
Balance, January 1, 1998...........            7,334,416      $  62,202    $56,664,104   $10,264,253   $      - -     $66,990,559
Options exercised..................               44,089            441        399,175           - -          - -         399,616
Warrants exercised.................               23.437            234        224,761           - -          - -         224,995
Treasury stock purchase (10,000
shares) ...........................                  - -            - -            - -           - -     (105,000)       (105,000)
Tax benefit from employee stock
transaction........................                  - -            - -        245,957           - -          - -         245,957
Net income.........................                  - -            - -            - -     6,206,465          - -       6,206,465
                                        ----------------- -------------- -------------- ------------- ------------ ---------------
Balance, December 31, 1998.........            7,401,942         62,877     57,533,997    16,470,718    (105,000)      73,962,592
Options exercised..................                9,396             94         78,774           - -          - -          78,868
Net income.........................                  - -            - -            - -     1,404,010          - -       1,404,010
                                        ----------------- -------------- -------------- ------------- ------------ ---------------
Balance, March 31, 1999............            7,411,338       $ 62,971    $57,612,771   $17,874,728   $(105,000)     $75,445,470
                                        ----------------- -------------- -------------- ------------- ------------ ---------------
                                        ----------------- -------------- -------------- ------------- ------------ ---------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  THREE MONTHS ENDED
                                                                                         ------------------------------------
                                                                                            MARCH 31,           MARCH 31,
                                                                                              1999                 1998
                                                                                         ----------------     ---------------
Net cash used in operating activities.............................................       $    (4,290,356)      $  (6,373,921)

Cash flows from investing activities:
   Advances on notes receivable (less payments) ..................................               387,392            (674,610)
   Acquisition of intangibles.....................................................            (4,505,261)           (176,148)
   Purchase of property, equipment and leasehold improvements.....................            (7,213,709)           (991,078)
   Sale of temporary investments..................................................               408,343                 - -
   Other..........................................................................                77,940            (186,552)
                                                                                         ----------------     ---------------

Net cash used in investing activities.............................................           (10,845,295)         (2,028,388)

Cash flows from financing activities:
   Proceeds from issuance of long term debt.......................................            10,873,244                 - -
   Principal payments on long term debt...........................................            (5,812,004)            (12,830)
   Proceeds from exercises of options and warrants................................                78,868             453,360
                                                                                         ----------------     ---------------

Net cash provided by financing activities.........................................             5,140,108             440,530
                                                                                         ----------------     ---------------

Net decrease in cash and cash equivalents.........................................            (9,995,543)         (7,961,779)

Cash and cash equivalents at beginning of period..................................            15,384,991          31,254,048
                                                                                         ----------------     ---------------

Cash and cash equivalents at end of period........................................       $     5,389,448        $ 23,292,269
                                                                                         ----------------     ---------------
                                                                                         ----------------     ---------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

March 31, 1999

NOTE 1. -- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. This information should be read in connection with the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

NOTE 2. - EARNINGS PER SHARE

     Basic and diluted EPS computations for the three months ended March 31, 1999 and 1998 are as follows:

                                                                        THREE MONTHS ENDED
                                                                  -------------------------------
                                                                    MARCH 31,       MARCH 31,
                                                                       1999            1998
                                                                  --------------- ---------------
         Basic EPS
         ---------
         Net income ............................................     $ 1,404,010     $ 1,342,113
                                                                  --------------- ---------------
                                                                  --------------- ---------------
         Weighted average common shares outstanding.............       7,401,338       7,349,309
                                                                  --------------- ---------------
                                                                  --------------- ---------------
         Basic EPS..............................................           $0.19           $0.18
                                                                  --------------- ---------------
                                                                  --------------- ---------------
         Diluted EPS
         -----------
         Net income ............................................     $ 1,404,010     $ 1,342,113
                                                                  --------------- ---------------
                                                                  --------------- ---------------
         Weighted average common shares outstanding.............       7,401,338       7,349,309

         Assumed conversion of common shares issuable
           under stock option plan and exercise of warrants.....         113,387         267,637
                                                                  --------------- ---------------
         Weighted average common shares outstanding
           -assuming dilution...................................       7,514,725       7,616,946
                                                                  --------------- ---------------
                                                                  --------------- ---------------
         Diluted EPS............................................           $0.19           $0.18
                                                                  --------------- ---------------
                                                                  --------------- ---------------

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 615,025 and 88,000 in 1999 and 1998, respectively.

NOTE 3. - SEGMENTS

    The Company and its subsidiaries are principally engaged in franchising quick service restaurants that feature made-to-order sandwiches with unique sourdough buns, pizzas and salads. At March 31, 1999 the Schlotzsky's system included Company owned and franchised stores in 38 states, the District of Columbia and 13 foreign countries.

    The Company identifies segments based on management responsibility within the corporate structure. The Turnkey Development segment includes the development of freestanding stores with high visibility and easy access. The Restaurant Operations includes the operation of a limited number of Company-owned restaurants for the purpose of product development, concept refinement, prototype testing and training and to build brand awareness. The Franchise Operations segment encompasses the franchising of stores in order to achieve optimal success with owner-operated stores. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. Segment information and a reconciliation to income, before interest and income taxes are as follows:

                                                      TURNKEY        RESTAURANT     FRANCHISE
          THREE MONTHS ENDED MARCH 31, 1999         DEVELOPMENT      OPERATIONS     OPERATIONS      CONSOLIDATED
    ---------------------------------------------  -------------   -------------- --------------   ---------------
    Revenue from external customers                 $    670,048     $ 2,543,047    $ 7,348,986     $ 10,562,081
    Operating income (loss)                             (478,490)        (14,860)     2,268,729        1,775,379

    Total assets                                    $ 37,856,529     $24,131,564    $40,899,674     $102,887,767

                                                      TURNKEY        RESTAURANT     FRANCHISE
          THREE MONTHS ENDED MARCH 31, 1998         DEVELOPMENT      OPERATIONS     OPERATIONS      CONSOLIDATED
    ---------------------------------------------  -------------   -------------- --------------   ---------------
    Revenue from external customers                  $ 1,125,017     $ 1,616,257    $ 5,713,018      $ 8,454,292
    Operating income (loss)                              686,681        (287,554)     1,242,715        1,641,842

    Total assets                                     $24,576,265     $10,232,311    $44,204,800     $ 79,013,376

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUES. Total revenues increased 24.9% from $8,454,000 to $10,562,000.

         Royalties increased 17.7% from $4,259,000 to $5,014,000. This increase was due to the opening of 94 restaurants during the period from April 1, 1998 to March 31, 1999. Also driving the increase was the growing influence of larger freestanding units, particularly the prototype units, which are the focus of the new unit development. Furthermore, average weekly sales increased 6.8% and same store sales increased 0.4% during the first quarter of 1999.

         Franchise fees decreased 27.9% from $340,000 to $245,000. This decrease was principally a result of 13 fewer store openings during the three-month period ended March 31, 1999. The fewer number of openings is principally the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified and better capitalized franchisees.

     Developer fees increased from $0 to $592,000. This increase was attributable to the sale of certain limited development rights to three domestic territories during the three months ended March 31, 1999. The rights sold will entitle the developers to a 1.25% share of the sales from restaurants in these territories. In return, the developers have certain franchisee support responsibilities in these territories.

         Restaurant sales increased 57.4% from $1,616,000 to $2,543,000. This increase was principally attributable to a 13.1% increase in sales volume at the Company's flagship store, the relocation and reopening of three Company-owned units in the Austin and College Station, Texas markets, and the opening of an additional Company-developed unit in the Austin, Texas market during the first quarter of 1999.

         Private label licensing fees (brand contributions), increased 39.7% from $860,000 to $1,201,000. This increase was the result of more favorable terms with certain major suppliers, as well as the increasing volume of system-wide sales and greater franchisee participation in the Company's purchasing programs. During 1999, the Company expects additional products may be added to its private label program and alternative retail channels of distribution of its products may be pursued, resulting in the potential for further increases in licensing fees.

     Turnkey development revenue decreased 40.4% from $1,125,000 to $670,000. This decrease was primarily attributable to fewer transactions in the period compared to the first quarter of 1998. The Company has indicated that it intends to place less emphasis on Turnkey transactional revenue during 1999.

         The following table reflects the growth of the franchise system for the three months ended March 31, 1999 and 1998. The growth of the system during 1998 and 1999 to date is principally responsible for the increased revenue as discussed above.

                    SYSTEM PERFORMANCE                         THREE MONTHS ENDED
                                                     -------------------------------------
                                                      MARCH 31, 1999     MARCH 31, 1998
                                                     -----------------  ------------------
Units Opened
         Domestic
                 Freestanding                              15                 19
                 End Cap                                    2                  9
                                                     -----------------  ------------------
                         Total Domestic Openings           17                 28
         International                                    - -                  2
                                                     -----------------  ------------------
                         Total Openings                    17                 30
Units Closed                                               12                  5
                                                     -----------------  ------------------
                         Net Unit Growth                    5                 25
                                                     -----------------  ------------------
                                                     -----------------  ------------------
System-wide Sales (in thousands)                     $    92,228        $   78,043
Average Weekly Sales                                 $     9,890        $    9,260
Increase in Average Weekly Sales                             6.8%             12.1%
Stores in Operation                                          755               698
Increase in Same Store Sales                                 0.4%              6.2%

         COSTS AND EXPENSES. Royalty service costs increased 10.5% from $1,621,000 to $1,792,000. This increase was a direct result of the increase in royalty revenue for the three months ended March 31, 1999, as compared to the same period in the prior year. Royalty service costs as a percentage of royalties declined from 38.1% to 35.7%. This decrease reflected the Company's reacquisition of rights to a limited number of territories during the period and at the end of 1998. Most area developers receive approximately 42% of the royalties from stores in their territories. During 1999, the Company expects developer service costs as a percentage of royalty revenue to decrease as the Company intends to buy-down the rights and obligations of several of its area developers and to re-acquire the full development rights to a limited number of territories. Area developers whose rights and obligations have been bought down receive 1.25% rather than 2.5% out of the 6.0% royalty stream the Company receives from franchisees. Accordingly, area developers receive approximately 21% of the royalties from stores in territories where the Company has re-acquired a portion of their development rights and obligations.

         Franchise fee costs decreased 25.1% from $171,000 to $128,000, as a result of lower franchise fee revenue for the quarter.

         Restaurant cost of sales, which consists of food, beverage and paper costs, increased 44.0% from $534,000 to $769,000, but as a percentage of restaurant sales decreased from 33.0% to 30.2%. Likewise, restaurant labor costs increased 31.7% from $755,000 to $994,000, but as a percentage of restaurant sales decreased from 46.7% to 39.1% for the same quarter in 1998. Restaurant operating expenses increased 25.2% from $500,000 to $626,000, but as a percentage of restaurant sales decreased from 30.9% to 24.6% for the three months ended March 31, 1999, as compared to the corresponding period in 1998. The decreases in restaurant cost of sales, restaurant labor cost and restaurant operating expenses as a percentage of restaurant sales were primarily attributable to efficiencies gained at stores opened during 1998.

         Turnkey development costs increased 152.3% from $411,000 to $1,037,000 and as a percentage of Turnkey development revenue increased from 36.5% to 154.8%. These increases are primarily the result of costs which had been capitalized in 1998 being expensed in 1999, due to certain Turnkey sites no longer being considered for development and because of a lower level of inventory of Turnkey sites at March 31, 1999 compared to the prior period. Further contributing to the increases was the addition of staff to the real estate department during 1998.

     General and administrative expenses grew 14.1% from $2,504,000 to $2,856,000 but as a percentage of total revenues decreased from 29.6% to 27.0%. This percentage decrease is primarily the result of the decreasing pace of additions to Corporate staff since the prior period. The slower rate of increase in these expenses occurred principally because much of the infrastructure necessary to service the franchise system was already in place during the prior period.

         Depreciation and amortization increased 85.1% from $316,000 to $585,000, and as a percentage of total revenues increased from 3.7% to 5.5%. The increase was principally due to the amortization of development territories, goodwill and other intangibles acquired during 1998 and the three months ended March 31, 1999 and depreciation related to the additional stores the Company was operating during the year. The Company owned and operated six stores as of March 31, 1998 and eight as of March 31, 1999.

         OTHER. Interest income increased 27.0% from $566,000 to $719,000. This increase was a result of a greater level of funds outstanding in the form of Turnkey mortgages and interim construction financing under the Turnkey Program.

     Interest expenses increased 327.9% from $61,000 to $261,000. This increase was a result of a greater level of debt outstanding during the current period. The Company expects interest expense may continue to trend upward as additional debt financing may be used to fund construction of Company-owned stores and the reacquisition of certain area developer rights.

         INCOME TAX EXPENSE. Income tax expense reflected a combined federal and state effective tax rate of 37.1% for the three months ended March 31, 1999, which was slightly lower than the effective combined tax rate of 37.5% for the comparable period in 1998. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 37% for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $4,290,000 for the first three months of 1999. Accounts payable and accrued liabilities decreased $7,750,000, primarily due to the payment of amounts outstanding at December 31, 1998. Net cash of $10,845,000 was used in investing activities primarily consisting of property and equipment expenditures of $7,214,000 relating to the development of five additional Company-owned units, two of which were completed at the end of 1998, two which were completed in the first quarter and one that remains in development. The Company used primarily $4,505,000 to buy-down the rights of several of its area developers and to re-acquire the rights to a limited number of territories.

     During the first three months of 1999, financing activities provided net cash of $5,140,000. This was primarily due to proceeds from the issuance of term debt.

     At March 31, 1999, the Company had approximately $19,689,000 of debt outstanding. During 1999, the Company borrowed $5,061,000 to fund its buy-down of the rights and obligations of several of its area developers and to re-acquire the rights to a limited number of territories. During 1998, the Company borrowed approximately $5,000,000 in connection with the re-acquisition of certain domestic development rights and drew on its line of credit to fund certain Turnkey development activities. The Company also borrowed $1,113,000 primarily in connection with the re-acquisition of certain domestic development rights during 1997. These notes bear interest at rates ranging from the lender's prime interest rate to 10.6% and all mature by the end of 2001. The Company guaranties certain real estate mortgages and leases, equipment leases and other obligations of franchisees. At March 31, 1999, contingent liabilities totaled approximately $24,610,000.

     The Company continues to refine its Turnkey Program and expects that it will have 50 to 100 sites under contract or at various stages of development at any given time. The Company has used the net proceeds from its public offerings and the proceeds from sites sold and contracts assigned to finance the activity of the Turnkey Program. With the anticipated activity in the Turnkey Program, the capital required to finance the Turnkey Program will be significant. The tables below provide a summary of the Turnkey Program activity for the three months ended March 31, 1999 and 1998.

     Turnkey Program revenue consists of the following:

                                                                        THREE MONTHS ENDED
                                                                -----------------------------------
                                                                   MARCH 31,          MARCH 31,
                                                                      1999               1998
                                                                -----------------   ---------------
   Sales to investors and franchisees.....................      $        533,008    $    5,184,236
   Development and construction management fees...........                   - -            55,000
                                                                -----------------   ---------------
        Gross Turnkey Program revenue.....................               533,008         5,239,236
   Turnkey Program project costs..........................               (20,000)       (3,584,335)
                                                                -----------------   ---------------
        Net revenue from Turnkey Program projects.........               513,008         1,654,901
   Rental income..........................................               157,040            21,800
   Interim construction interest..........................                   - -            38,217
   Revenue deferred                                                          - -          (589,901)
                                                                -----------------   ---------------
        Total Turnkey Program revenue.....................      $        670,048    $    1,125,017
                                                                -----------------   ---------------
                                                                -----------------   ---------------

     The following table reflects system performance of the Turnkey Program for the three months ended March 31, 1999 and 1998:

                                                                       NUMBER OF UNITS
                                                               --------------------------------
                                                                  MARCH 31,        MARCH 31,
                                                                    1999             1998
                                                               ---------------  ---------------
    Sites in process at beginning of period................          86               78
    Sites beginning development during the period *........         (14)              34
    Sites inventoried as Company-owned stores..............          (2)             - -
    Sites sold - revenue recognized........................          (4)              (9)
    Sites sold - revenue deferred..........................         - -               (6)
    Other..................................................          (2)             - -
                                                               ---------------  ---------------
    Sites in process at end of period......................          64               97
                                                               ---------------  ---------------
                                                               ---------------  ---------------
                                                                                                   INVESTED AT
                                                                                                  MARCH 31, 1999
                                                                                                -----------------
    Sites under development or to be sold..................          4                 10       $       4,644,000
    Predevelopment Site (prequalification) ................         60                 87               1,519,000
                                                               ---------------  --------------- -------------------
                                                                    64                 97       $       6,163,000
                                                               ---------------  --------------- -------------------
                                                               ---------------  --------------- -------------------

* Net of deletions for sites removed from consideration for development.

     The Company has a line of credit from a financial institution which may be used to finance Turnkey Program capital requirements. In December 1998, the line of credit was increased to allow the Company to draw up to $15,000,000, bears interest at the bank's prime lending rate and expires December 2001. As of March 31, 1999, the Company had drawn approximately $12,785,000 on this line of credit and had allowed certain area developers and franchisees to borrow $2,215,000 under this credit facility.

     At March 31, 1999, the Company had $5,000,000 outstanding on a line of credit from a financial institution, bearing interest at the bank's prime lending rate. This line was retired in April 1999 and is no longer available to the Company.

     During 1999, the Company secured a line of credit from a financial institution to retire existing debt and to buy-down the rights and obligations of several of its area developers and to re-acquire the rights to a limited number of territories. The line of credit can be drawn upon to fund up to $15,000,000, bears interest at the bank's prime lending rate less 0.75% and expires July 1999. As of March 31, 1999, the Company had not drawn upon this line of credit.

     The Company believes that cash flow from operations, together with the proceeds of the Turnkey Program, collections from notes receivable and borrowings under existing credit facilities described above, will be sufficient to meet the Company's anticipated operating cash needs for the foreseeable future. If the net proceeds from the Turnkey Program, credit facilities, and cash flow from operations are insufficient to finance the Company's future expansion plans, including continuing investment in Turnkey Program properties and the buydowns of percentages of royalties of certain Area Developers, the Company intends to seek additional funds for this purpose from future debt financings or additional offerings of equity securities, although, there can be no assurance of the availability of such funds on acceptable terms in the future.

     YEAR 2000 COMPLIANCE

     The year 2000 issue is a result of many computer programs being written using two digits, e.g. "99", to define a year. Date-sensitive software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in business activities and transactions.

     The Company's computer software programs utilize four digits to define the applicable calendar year and therefore the Company believes that it has no material internal risk concerning the Year 2000 issue. The Company has received responses from many of its major restaurant equipment suppliers indicating that they and the products they sell to the Company's restaurant system also have no material internal risk from the Year 2000 issue. To date, none of the Company's major suppliers have indicated that they anticipate material internal risks. The Company is continuing a process of in-depth inquiry concerning the readiness of its major suppliers and those of the restaurant system. The Company will assess and, where practicable, attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The Company plans to continue to educate its franchise system during 1999 to prepare them to anticipate Year 2000 issues which could affect them locally. The Company does not anticipate that its costs associated with monitoring readiness and mitigating risks concerning the Year 2000 issue will be material. However, even if favorable responses are received, there can be no assurance that third parties will be Year 2000 compliant. The impact on the Company's operations, if any, from the inability of any of its suppliers and franchisees to become Year 2000 compliant is not reasonably estimable (except that if there is a national or regional crisis in the financial, transportation or utility infrastructure, it would likely adversely affect most commercial enterprises, including the Company.)

     FORWARD LOOKING STATEMENTS

         This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such statements may include, but are not limited to, projections of revenues, income and capital expenditures, plans for future operations, financing needs or plans (including plans relating to Turnkey Program real estate transactions, possible debt financings and transactions with area developers), and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management assumptions and are subject to risks and uncertainties such as changes in interest rates, availability of favorable financing for the Company or its franchisees, satisfactory completion of transactions with franchisees and area developers, intense competition, future restaurant openings and changes in development plans or strategies, along with factors set forth in the Company's Annual Report on Form 10-K/A in "Business," pages 1-15. The Company undertakes no obligation to update forward looking statements that may be contained in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the underlying obligations are either variable, or fixed for such a short period of time as to effectively become variable.

         At March 31, 1999 a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $38,000 in quarterly pre-tax earnings. The estimated reduction is based upon the increased interest expense of our variable rate debt and assumes no change in the volume or composition of debt at March 31, 1999. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits:

              Exhibit
                 No
              -------
                27       Financial Data Schedule.

         b. Current Reports on Form 8-K:

            None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCHLOTZSKY'S, INC.



                                By:      /s/ John C. Wooley
                                         ----------------------------------
                                         John C. Wooley, President
                                         and Chief Executive Officer




                                By:      /s/ Monica Gill
                                         ----------------------------------
                                         Monica Gill
                                         Executive Vice President and
                                         Chief Financial Officer


Austin, Texas
May 14, 1999