Form 10-Q
period 1999-06-30
SCHLOTZSKYS INC
filed 1999-08-16
CIK 1002178

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

                  For the quarterly period ended June 30, 1999

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

                   YES   /X/                     NO / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Shares Outstanding at August 1, 1999
    Common Stock, no par value                           7,417,714

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                       INDEX

PART I.           FINANCIAL INFORMATION                                                                 Page No.
                                                                                                        --------
Item 1.           Consolidated Financial Statements

                           Consolidated Balance Sheets --
                           June 30, 1999 and December 31, 1998                                              2

                           Consolidated Statements of
                           Income - Three and Six Months Ended
                           June 30, 1999 and June 30, 1998                                                  3

                           Consolidated Statement of
                           Stockholders' Equity - Six Months Ended
                           June 30, 1999 and the year ended December 31, 1998                               4

                           Condensed Consolidated Statements of
                           Cash Flows - Six Months Ended
                           June 30, 1999 and June 30, 1998                                                  5

                           Notes to Consolidated
                           Financial Statements                                                             6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                             8

Item 3            Quantitative and Qualitative Disclosures About
                  Market Risk                                                                              14

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                        15

Item 2.           Changes in Securities                                                                    15

Item 3.           Defaults Upon Senior Securities                                                          15

Item 4.           Submission of Matters to a Vote of Security Holders                                      15

Item 5.           Other Information                                                                        15

Item 6.           Exhibits and Reports on Form 8-K                                                         16

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       1999                 1998
                                                                                  ----------------    -----------------
Assets
Current assets:
     Cash and cash equivalents.............................................           $  3,044,789       $ 15,384,991
     Temporary cash investments............................................                 18,000          1,439,077
     Royalties receivable..................................................              1,347,116            762,141
     Turnkey notes and other receivables, current portion..................             10,668,497         14,556,424
     Other receivables.....................................................              4,582,955          3,086,065
     Prepaid expenses and other assets.....................................                806,033            572,996
     Turnkey Program development...........................................             10,066,812          5,924,562
     Notes receivable, current portion.....................................              8,170,841          4,246,574
                                                                                  ----------------    -----------------
         Total current assets..............................................             38,705,043         45,972,830
Property, equipment and leasehold improvements, net........................             20,840,777         18,529,746
Real estate and restaurants held for sale..................................             10,240,253          9,215,485
Notes receivable, less current portion.....................................             11,459,129          6,875,915
Notes receivable from related parties, less current portion................              2,804,155          2,609,775
Turnkey notes and other receivables, less current portion..................              1,327,092          2,185,429
Intangible assets, net.....................................................             34,001,540         16,815,059
Other noncurrent assets....................................................              1,260,448          2,023,901
                                                                                  ----------------    -----------------
         Total assets......................................................           $120,638,437       $104,228,140
                                                                                  ----------------    -----------------
                                                                                  ----------------    -----------------
Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable-trade................................................           $  3,798,455       $  4,752,369
     Current maturities of long-term debt..................................             15,679,820          5,382,585
     Accrued liabilities...................................................              2,757,310          9,613,593
                                                                                  ----------------    -----------------
         Total current liabilities.........................................             22,235,585         19,748,547
     Deferred revenue, net.................................................              1,538,101          1,298,486
     Long-term debt, less current maturities...............................             19,784,559          9,218,515
                                                                                  ----------------    -----------------
         Total liabilities.................................................             43,558,245         30,265,548
Commitments and contingencies
Stockholders' equity:
     Preferred stock:
         Class C--no par value; authorized--1,000,000 shares; issued--none.                      -                  -
     Common stock, no par value, 30,000,000 shares authorized, 7,412,538 and 7,401,942 issued at June 30, 1999 and December 31, 1998,
         respectively......................................................                 62,983             62,877
     Additional paid-in capital............................................             57,624,534         57,533,997
     Retained earnings.....................................................             19,497,675         16,470,718
     Treasury stock (10,000 shares) .......................................               (105,000)          (105,000)
                                                                                  ----------------    -----------------
         Total stockholders' equity........................................             77,080,192         73,962,592
                                                                                  ----------------    -----------------
         Total liabilities and stockholders' equity........................           $120,638,437       $104,228,140
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ------------------------------ -------------------------------
                                                     JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,
                                                       1999           1998            1999            1998
                                                  --------------   ------------  --------------  --------------
Revenues
   Royalties..................................       $ 5,559,690    $ 4,719,538     $10,573,957     $ 8,978,556
   Franchise fees.............................           193,333        380,000         438,333         720,000
   Developer fees.............................         1,361,545              -       1,953,770               -
   Restaurant sales...........................         3,838,564      1,884,651       6,381,611       3,500,908
   Brand contribution.........................         1,601,513      1,005,571       2,802,580       1,865,887
   Turnkey program development................           159,997      1,732,462         830,045       2,857,479
   Other fees and revenue.....................           318,314        590,803         614,741         844,487
                                                  --------------   ------------  --------------  --------------
         Total revenues.......................        13,032,956     10,313,025      23,595,037      18,767,317
Expenses
   Service costs:
     Royalties................................         1,738,842      1,799,891       3,530,363       3,420,513
     Franchise fees...........................            92,500        203,250         220,500         374,500
   Restaurant operations:
     Cost of sales............................         1,126,487        600,974       1,895,057       1,135,326
     Labor cost...............................         1,453,553        761,532       2,447,827       1,516,418
     Operating expenses.......................           844,442        542,963       1,470,643       1,042,786
   Turnkey development costs..................           975,421        917,541       2,011,990       1,328,989
   General and administrative.................         3,676,296      2,942,771       6,532,596       5,447,024
   Depreciation and amortization..............           702,753        447,573       1,288,020         763,389
                                                  --------------   ------------  --------------  --------------
         Total expenses.......................        10,610,294      8,216,495      19,396,996      15,028,945
                                                  --------------   ------------  --------------  --------------
         Income from operations...............         2,422,662      2,096,530       4,198,041       3,738,372
Other
   Interest income............................           719,024        462,243       1,483,434       1,027,874
   Interest expense...........................          (570,686)       (45,006)       (876,782)       (106,356)
                                                  --------------   ------------  --------------  --------------
         Income before income taxes...........         2,571,000      2,513,767       4,804,693       4,659,890
 Provision for income taxes...................           948,053        943,246       1,777,736       1,747,256
                                                  --------------   ------------  --------------  --------------
         Net income...........................       $ 1,622,947    $ 1,570,521     $ 3,026,957     $ 2,912,634
                                                  --------------   ------------  --------------  --------------
                                                  --------------   ------------  --------------  --------------
Income per common share - basic:
         Net income...........................             $0.22          $0.21           $0.41           $0.40
                                                  --------------   ------------  --------------  --------------
                                                  --------------   ------------  --------------  --------------
   Weighted average shares outstanding........         7,402,147      7,389,977       7,401,749       7,358,065
                                                  --------------   ------------  --------------  --------------
                                                  --------------   ------------  --------------  --------------
Income per common share - diluted:
         Net income...........................             $0.22          $0.21           $0.40           $0.38
                                                  --------------   ------------  --------------  --------------
                                                  --------------   ------------  --------------  --------------
   Weighted average shares outstanding........         7,500,782      7,605,953       7,507,653       7,602,320
                                                  --------------   ------------  --------------  --------------
                                                  --------------   ------------  --------------  --------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                        SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (UNAUDITED)

                                                  Common Stock
                                        ---------------------------------
                                                             Stated       Additional                                   Total
                                            Number of        Capital        Paid-In       Retained     Treasury    Stockholders'
                                             Shares          Amount         Capital       Earnings       Stock         Equity
                                         ---------------- -------------- -------------- ------------- ------------ ---------------
Balance, January 1, 1998.................      7,334,416      $  62,202    $56,664,104   $10,264,253    $       -     $66,990,559
Options exercised........................         44,089            441        399,175             -            -         399,616
Warrants exercised.......................         23,437            234        224,761             -            -         224,995
Treasury stock purchase (10,000 shares)..              -              -              -             -     (105,000)       (105,000)
Tax benefit from employee stock
transaction..............................              -              -        245,957             -            -         245,957
Net income...............................              -              -              -     6,206,465            -       6,206,465
                                         ---------------- -------------- -------------- ------------- ------------ ---------------
Balance, December 31, 1998...............      7,401,942         62,877     57,533,997    16,470,718     (105,000)     73,962,592
Options exercised........................         10,596            106         90,537             -            -          90,643
Net income...............................              -              -              -     3,026,957            -       3,026,957
                                         ---------------- -------------- -------------- ------------- ------------ ---------------
Balance, June 30, 1999...................      7,412,538      $  62,983    $57,624,534   $19,497,675    $(105,000)    $77,080,192
                                         ---------------- -------------- -------------- ------------- ------------ ---------------
                                         ---------------- -------------- -------------- ------------- ------------ ---------------

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                   SIX MONTHS ENDED
                                                                                         ------------------------------------
                                                                                              JUNE 30,            JUNE 30,
                                                                                                1999                1998
                                                                                         ----------------     ---------------
Net cash used in operating activities.............................................        $  (11,818,987)      $  (7,254,739)

Cash flows from investing activities:
   Advances on notes receivable (less payments) ..................................            (3,501,622)         (6,783,293)
   Acquisition of intangibles.....................................................           (17,553,149)           (185,934)
   Purchase of property, equipment and leasehold improvements.....................            (2,730,742)         (2,218,664)
   Sale (purchase) of temporary investments.......................................             1,421,077          (1,417,906)
   Other..........................................................................               900,953            (173,412)
                                                                                         ----------------     ---------------

Net cash used in investing activities.............................................           (21,463,483)        (10,779,209)

Cash flows from financing activities:
   Net proceeds from issuance of debt.............................................            26,241,654                   -
   Principal payments on debt.....................................................            (5,390,028)            (23,885)
   Proceeds from exercises of options and warrants................................                90,643             524,603
                                                                                         ----------------     ---------------

Net cash provided by financing activities.........................................            20,942,269             500,718
                                                                                         ----------------     ---------------

Net decrease in cash and cash equivalents.........................................           (12,340,202)        (17,533,230)

Cash and cash equivalents at beginning of period..................................            15,384,991          31,254,048
                                                                                         ----------------     ---------------

Cash and cash equivalents at end of period........................................       $     3,044,789        $ 13,720,818
                                                                                         ----------------     ---------------
                                                                                         ----------------     ---------------

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

June 30, 1999

NOTE 1. -- BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. This information should be read in connection with the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

NOTE 2. - EARNINGS PER SHARE

     Basic and diluted EPS computations for the three and six months ended June 30, 1999 and 1998 are as follows:

                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      --------------------------- ---------------------------
                                                        JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                          1999          1998          1999          1998
                                                      ------------- ------------- ------------- -------------
BASIC EPS
Net income .........................................   $ 1,622,947   $ 1,570,521   $ 3,026,957   $ 2,912,634
                                                      ------------- ------------- ------------- -------------
                                                      ------------- ------------- ------------- -------------
Weighted average common shares outstanding..........     7,402,147     7,389,977     7,401,749     7,358,065
                                                      ------------- ------------- ------------- -------------
                                                      ------------- ------------- ------------- -------------
Basic EPS...........................................         $0.22         $0.21         $0.41         $0.40
                                                      ------------- ------------- ------------- -------------
                                                      ------------- ------------- ------------- -------------
DILUTED EPS
Net income .........................................   $ 1,622,947   $ 1,570,521   $ 3,026,957   $ 2,912,634
                                                      ------------- ------------- ------------- -------------
                                                      ------------- ------------- ------------- -------------
Weighted average common shares outstanding..........     7,402,147     7,389,977     7,401,749     7,358,065

Assumed conversion of common shares issuable
  under stock option plan and exercise of warrants..        98,635       215,976       105,904       244,255
                                                      ------------- ------------- ------------- -------------
Weighted average common shares outstanding
  -assuming dilution................................     7,500,782     7,605,953     7,507,653     7,602,320
                                                      ------------- ------------- ------------- -------------
                                                      ------------- ------------- ------------- -------------
Diluted EPS.........................................         $0.22         $0.21         $0.40         $0.38
                                                      ------------- ------------- ------------- -------------
                                                      ------------- ------------- ------------- -------------

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 612,125 and 535,000 for the three months ended June 30, 1999 and June 30, 1998, respectively, and 613,125 and 535,000 for the six months ended June 30, 1999 and June 30, 1998, respectively.

NOTE 3. - SEGMENTS

    The Company and its subsidiaries are principally engaged in franchising quick service restaurants that feature made-to-order sandwiches with unique sourdough buns, pizzas and salads. At June 30, 1999 the Schlotzsky's system included Company owned and franchised stores in 38 states, the District of Columbia and 14 foreign countries.

    The Company identifies segments based on management responsibility within the corporate structure. The Turnkey Development segment includes the development of freestanding stores with high visibility and easy access. The Restaurant Operations includes the operation of a limited number of Company-owned restaurants for the purpose of product development, concept refinement, prototype testing and training and to build brand awareness. The Franchise Operations segment of the business encompasses both the Company's restaurant concept and licensed private label products. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. Segment information and a reconciliation to income, before interest and income taxes are as follows:

                                                       TURNKEY       RESTAURANT       FRANCHISE
          THREE MONTHS ENDED JUNE 30, 1999           DEVELOPMENT     OPERATIONS       OPERATIONS     CONSOLIDATED
--------------------------------------------------   -----------    ------------     ------------   --------------
    Revenue from external customers                  $   159,997     $ 3,838,564     $ 9,034,395     $ 13,032,956
    Operating income (loss)                             (901,074)        187,014       3,136,722        2,422,662

    Total assets                                     $41,396,281     $26,544,299     $52,697,857     $120,638,437
                                                       TURNKEY       RESTAURANT       FRANCHISE
          THREE MONTHS ENDED JUNE 30, 1998           DEVELOPMENT     OPERATIONS       OPERATIONS     CONSOLIDATED
--------------------------------------------------   -----------    ------------     ------------   --------------
    Revenue from external customers                  $ 1,732,462     $ 1,884,651     $ 6,695,912     $ 10,313,025
    Operating income (loss)                              713,556        (179,379)      1,562,353        2,096,530

    Total assets                                     $31,367,811     $10,293,607     $37,095,058     $ 78,756,476
                                                       TURNKEY       RESTAURANT       FRANCHISE
           SIX MONTHS ENDED JUNE 30, 1999            DEVELOPMENT     OPERATIONS       OPERATIONS     CONSOLIDATED
--------------------------------------------------   -----------    ------------     ------------   --------------
    Revenue from external customers                  $   830,045     $ 6,381,611     $16,383,381     $ 23,595,037
    Operating income (loss)                           (1,379,564)        172,154       5,405,451        4,198,041

    Total assets                                     $41,396,281     $26,544,299     $52,697,857     $120,638,437
                                                       TURNKEY       RESTAURANT       FRANCHISE
           SIX MONTHS ENDED JUNE 30, 1998            DEVELOPMENT     OPERATIONS       OPERATIONS     CONSOLIDATED
-------------------------------------------------    -----------    ------------     ------------   --------------
    Revenue from external customers                  $ 2,857,479     $ 3,500,908     $12,408,930     $ 18,767,317
    Operating income (loss)                            1,400,237        (466,933)      2,805,068        3,738,372

    Total assets                                    $ 31,367,811     $10,293,607     $37,095,058     $ 78,756,476

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         REVENUES. Total revenues increased 26.4% from $10,313,000 to $13,033,000.

         Royalties increased 17.8% from $4,720,000 to $5,560,000. This increase was due to the opening of 81 restaurants during the period from July 1, 1998 to June 30, 1999. Also driving the increase was the growing influence of larger freestanding units, particularly the prototype units, which are the focus of the new unit development. Furthermore, average weekly sales increased 9.2% and same store sales increased 2.8% during the second quarter of 1999. The Company believes its average weekly sales and same store sales were positively impacted by the launch of its first network television advertising campaign and the introduction of "Deli Deals-TM-", in-store menu board offerings of a sandwich or pizza, chips and a drink for one price.

         Franchise fees decreased 49.2% from $380,000 to $193,000. This decrease was principally a result of 13 fewer store openings during the three-month period ended June 30, 1999. The fewer number of openings is principally the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified franchisees.

     Developer fees increased from $0 to $1,362,000. This increase was attributable to the sale of limited development rights to two domestic territories during the three months ended June 30, 1999. The rights sold entitle the developers to 1.25% out of the 6.0% royalties payable to the Company on sales from restaurants in those territories. In return, the developers have certain franchisee support responsibilities in the territories.

         Restaurant sales increased 103.7% from $1,885,000 to $3,839,000. This increase was principally attributable to the addition of seven more Company-owned units being operated in this quarter than in the corresponding quarter of the previous year.

         Private label licensing fees (brand contributions), increased 59.2% from $1,006,000 to $1,602,000. This increase was principally the result of more favorable terms with certain major suppliers, as well as the increasing volume of system-wide sales and greater franchisee participation in the Company's purchasing programs. The Company expects additional products may be added to its private label program and alternative retail channels of distribution of its products may be pursued, resulting in the potential for further increases in licensing fees.

     Turnkey development revenue decreased 90.8% from $1,732,000 to $160,000. This decrease was primarily attributable to fewer transactions in the current period compared to the second quarter of 1998. The Company has indicated that it intends to transition away from an emphasis on Turnkey transactional revenue during 1999.

     Other fees and revenues decreased 46.2% from $591,000 to $318,000, primarily as a result of recognition of revenue from expired licensing contracts that were recognized in the second quarter of 1998, but which did not recur in 1999. Additionally, other fees in 1998 included a higher level of revenue from operating assistance agreements with certain licensees.

         The following table reflects the growth of the franchise system for the three months ended June 30, 1999 and 1998. The growth of the system during 1998 and 1999 to date was principally responsible for the increased revenue as discussed above. In 1999, restaurant closings in the system increased principally as a result of greater emphasis on quality, service, cleanliness and compliance audits instituted in connection with the Company's initial network advertising campaign, and the permanent removal of temporarily closed stores where the franchisee had not recently been actively pursuing a new location.

SYSTEM PERFORMANCE                                            THREE MONTHS ENDED
                                                     -------------------------------------
                                                         JUNE 30,           JUNE 30,
                                                           1999               1998
                                                     -----------------  ------------------
Units Opened
         Domestic
                 Freestanding                              11                  25
                 End Cap                                    3                   2
                 Other                                      2                   3
                                                     -----------------  ------------------
                         Total Domestic Openings           16                  30
          International                                     2                   1
                                                     -----------------  ------------------
                         Total Openings                    18                  31
Units Closed                                              (15)                 (7)
                                                     -----------------  ------------------
                         Net Unit Growth                    3                  24
                                                     -----------------  ------------------
                                                     -----------------  ------------------
System-wide Sales (in thousands)                     $   102,451         $  86,737
Average Weekly Sales                                 $    10,814         $   9,900
Increase in Average Weekly Sales                             9.2%             13.1%
Stores in Operation                                          758               722
Increase in Same Store Sales                                 2.8%              3.9%

         COSTS AND EXPENSES. Royalty service costs decreased 3.4% from $1,800,000 to $1,739,000. In addition, royalty service costs as a percentage of royalties declined from 38.1% to 31.3%. These decreases reflected the Company's reacquisition and buy-down of rights to a limited number of area developer territories during 1999 and at the end of 1998. Area developers receive approximately 42% or 21% of the royalties from stores in their territories (depending on whether their share of royalties is 2.5% or 1.25%). The Company expects developer service costs as a percentage of royalty revenue to continue to decrease as the Company plans to buy-down the rights and obligations of several more of its area developers and may re-acquire the full development rights to a limited number of territories.

         Franchise fee costs decreased 54.2% from $203,000 to $93,000, principally as a result of 13 fewer store openings during the three-month period ended June 30, 1999. The fewer number of openings is mainly the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified franchisees.

         Restaurant cost of sales, which consists of food, beverage and paper costs, increased 87.4% from $601,000 to $1,126,000, but as a percentage of restaurant sales decreased from 31.9% to 29.3%. Likewise, restaurant labor costs increased 90.8% from $762,000 to $1,454,000, but as a percentage of restaurant sales decreased from 40.4% to 37.9% compared to the same quarter in 1998. Restaurant operating expenses increased 55.4% from $543,000 to $844,000, but as a percentage of restaurant sales decreased from 28.8% to 22.0% for the three months ended June 30, 1999, as compared to the corresponding period in 1998. The decreases in restaurant operations expenses, as a percentage of restaurant sales during the current quarter of 1999 as compared to the prior period, were primarily attributable to lower opening and preopening costs associated with fewer new store openings this year.

         Turnkey development costs increased 6.2% from $918,000 to $975,000 and as a percentage of Turnkey development revenue increased from 53.0% to 609.4%. This increase as a percentage of sales was primarily the result of fewer revenue transactions in the current period compared to the second quarter of 1998.

     General and administrative expenses grew 24.9% from $2,943,000 to $3,676,000, but as a percentage of total revenues decreased from 28.5% to 28.2%. The percentage decrease was primarily the result of the lessening pace of additions to the corporate staff since the prior period and the fact that revenue was increasing at a faster pace than costs. General and administrative costs in the second quarter of 1999 included approximately $181,000 of nonrecurring costs associated with the termination of two area developer contracts.

         Depreciation and amortization increased 55.6% from $448,000 to $703,000, and as a percentage of total revenues increased from 4.3% to 5.4%. The increases were principally due to the amortization of area development territories, goodwill and other intangibles acquired during 1998 and the six months ended June 30, 1999. In addition, depreciation increased as a result of the seven additional stores the Company was operating in this period as compared to the same period in the prior year.

         Interest income increased 55.6% from $462,000 to $719,000. This increase was a result of a greater level of funds outstanding in the form of Turnkey mortgages and interim construction financing under the Turnkey Program and an increase in notes receivables related to the sale of limited development rights.

     Interest expense increased from $45,000 to $571,000. This increase was a result of a greater level of debt outstanding during the current period. The Company expects interest expense may continue to trend upward as additional debt financing may be used to fund construction of Company-owned stores, acquisition of additional Turnkey program properties and reacquisition of certain area developer rights.

         INCOME TAX EXPENSE. Income tax expense reflected a combined federal and state effective tax rate of 36.9% for the three months ended June 30, 1999, which was slightly lower than the effective combined tax rate of 37.5% for the comparable period in 1998. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 37.0% for 1999.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         REVENUES. Total revenues increased 25.7% from $18,767,000 to $23,595,000.

         Royalties increased 17.8% from $8,979,000 to $10,574,000. This increase was due to the opening of 81 stores during the period from July 1, 1998 to June 30, 1999. Also driving the increase was the growing influence of larger freestanding units, particularly the prototype units, which are the focus of the new unit development. Furthermore, average weekly sales increased 8.4% and same store sales increased 1.7% during the six months ended June 30, 1999. Royalties were only slightly impacted by 45 closings since the end of the prior period. Many of those stores were underperforming or had been temporarily closed prior to the Company's determination to treat them as permanently closed.

         Franchise fees decreased 39.2% from $720,000 to $438,000. This decrease was principally a result of 26 fewer store openings during the six-month period ended June 30, 1999. The fewer number of openings is chiefly the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified franchisees.

     Developer fees increased from $0 to $1,954,000. The increase was attributable to the sale of certain limited development rights to five domestic territories during the six months ended June 30, 1999. The rights sold entitle the developers to a 1.25% share of the sales from restaurants in those territories. In return, the developers have certain franchisee support responsibilities in those territories.

         Restaurant sales increased 82.3% from $3,501,000 to $6,382,000. This increase was principally attributable to the acquisition of five stores from franchisees, the opening of two new corporate stores, and a 9.7% increase in same store sales for stores that were open the entirety of both six month periods. The increase in same store sales is mainly attributable to the rollout of national advertising and to the introduction of "Deli Deals-TM-"

         Private label licensing fees (brand contributions), increased 50.2% from $1,866,000 to $2,803,000. The increase was mainly the result of the increasing volume of system-wide sales which generated more purchases of private label products, and greater franchisee participation in the Company's purchasing programs.

     Turnkey development revenue decreased 70.9% from $2,857,000 to $830,000. As the Company has emphasized higher quality sites and more qualified franchisees, fewer transactions with lower margins have been completed during the first six months in 1999. The Company remains committed to providing its franchisees the opportunity for ownership of these sites, where practicable, and has indicated that it intends to transition away from an emphasis on Turnkey transactional revenue during 1999.

     Other fees and revenues decreased 27.1% from $844,000 to $615,000, primarily as a result of recognition of revenue from expired licensing contracts that were recognized during the second quarter of 1998.
Additionally, other fees in 1998 included revenue from operating assistance agreements with certain licensees that did not reoccur in 1999.

         The following table reflects the growth of the franchise system for the six months ended June 30, 1999 and 1998. The growth of the system during 1998 and 1999 to date was principally responsible for the increased revenue as discussed above.

SYSTEM PERFORMANCE                                               SIX MONTHS ENDED
                                                     -------------------------------------
                                                         JUNE 30,           JUNE 30,
                                                           1999               1998
                                                     -----------------  ------------------
Units Opened
         Domestic
                 Freestanding                              26                  44
                 End Cap                                    5                  10
                 Other                                      2                   4
                                                     -----------------  ------------------
                         Total Domestic Openings           33                  58
          International                                     2                   3
                                                     -----------------  ------------------
                         Total Openings                    35                  61
Units Closed                                              (27)                (12)
                                                     -----------------  ------------------
                         Net Unit Growth                    8                  49
                                                     -----------------  ------------------
                                                     -----------------  ------------------
System-wide Sales (in thousands)                       $194,679           $164,781
Average Weekly Sales                                   $ 10,371           $  9,568
Increase in Average Weekly Sales                            8.4%              12.7%
Stores in Operation                                         758                722
Increase in Same Store Sales                                1.7%               5.2%

         COSTS AND EXPENSES. Royalty service costs increased 3.2% from $3,421,000 to $3,530,000. This increase was a result of the increase in royalty revenue for the six months ended June 30, 1999, as compared to the same period in the prior year. However, royalty service costs as a percentage of royalties decreased from 38.1% to 33.4%. This decrease reflected the reacquisition and buy-down of rights to a limited number of territories during the period and at the end of 1998. Area developers typically receive approximately 42% of the royalties from stores in their territories unless the Company has bought down a portion of their development rights and obligations, in which case they receive approximately 21% of the royalties.

         Franchise fee costs decreased 41.1% from $375,000 to $221,000, principally as a result of 26 fewer store openings during the six-month period ended June 30, 1999. The fewer number of openings is chiefly the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified franchisees.

         Restaurant cost of sales, which consists of food, beverage and paper costs, increased 67.0% from $1,135,000 to $1,895,000, but as a percentage of restaurant sales decreased from 32.4% to 29.7%. Likewise, restaurant labor costs increased 61.5% from $1,516,000 to $2,448,000, but as a percentage of restaurant sales decreased from 43.3% to 38.4% compared to the same period in 1998. Restaurant operating expenses increased 41.0% from $1,043,000 to $1,471,000, but as a percentage of restaurant sales decreased from 29.8% to 23.0% for the six months ended June 30, 1999, as compared to the corresponding period in 1998. These percentage decreases in restaurant operating expenses were primarily attributable to improved operating efficiencies related to the Company-owned restaurants operated during the six months ended June 30, 1999. In addition, the six month period ending June 30, 1998 included two new store openings which typically have certain nonrecurring preopening and opening costs.

         Turnkey development costs increased 51.4% from $1,329,000 to $2,012,000 and as a percentage of Turnkey development revenue increased from 46.5% to 242.4%. This increase was primarily the result of costs which had been capitalized in 1998 being expensed in 1999 due to certain Turnkey sites no longer being considered for development. Further contributing to these increases was the addition of personnel to the real estate department during 1998.

     General and administrative expenses grew 19.9% from $5,447,000 to $6,533,000, but as a percentage of total revenues decreased from 29.0% to 27.7%. The percentage decrease was a result of revenues increasing at a faster pace than expenses. In addition, the Company hired personnel at a slower pace in the first six months of 1999 than it did in 1998, resulting in reduced hiring costs. The Company believes the bulk of the infrastructure is in place to service the franchise system.

         Depreciation and amortization increased 68.8% from $763,000 to $1,288,000, and as a percentage of total revenues increased from 4.1% to 5.5%. These increases were principally due to the amortization of area development rights and goodwill acquired in 1999, and depreciation related to the additional Company-owned restaurants.

         Interest income increased 44.3% from $1,028,000 to $1,483,000. This increase was a result of a greater level of funds outstanding in the form of Turnkey mortgages and interim construction financing under the Turnkey Program and an increase in notes receivables related to the sale of limited development rights.

     Interest expense increased from $106,000 to $877,000 due to the greater level of debt outstanding during the current period. The Company expects interest expense may continue to trend upward as additional debt financing may be used to fund construction of Company-owned stores, acquisition of additional Turnkey program properties and reacquisition of certain area developer rights.

         INCOME TAX EXPENSE. Income tax expense reflected a combined federal and state effective tax rate of 37.0% for the six months ended June 30, 1999, which was slightly lower than the effective combined tax rate of 37.5% for the comparable period in 1998. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will be approximately 37.0% for 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $11,819,000 for the first six months of 1999. Accounts payable and accrued liabilities decreased $7,810,000, primarily due to the payment of amounts outstanding at December 31, 1998. The majority of the amounts paid were related to properties under development in the Turnkey Program. Net cash of $21,463,000 was used in investing activities, primarily consisting of the purchases and development of Company-owned restaurants and the acquisition of certain development rights. The Company used approximately $2,731,000 to purchase and develop seven Company-owned restaurants. In addition, the Company used approximately $17,553,000 to buy-down the rights of several of its area developers and to re-acquire the rights to a limited number of territories, including the Austin, Texas territory.

     During the first six months of 1999, financing activities provided net cash of $20,942,000. The financing activities consisted primarily of the issuance of short-term debt used for the acquisition of certain development rights and Company-owned stores.

     At June 30, 1999, the Company had approximately $35.5 million of debt outstanding. These notes bear interest at rates ranging from the lender's prime interest rate to 10.6% and all mature by the end of 2001. During the first six months of 1999, the Company borrowed $15,000,000 under a new line of credit to fund the buy-down of the rights of several of its area developers and to re-acquire the rights to a limited number of territories. In addition, the Company guarantees certain real estate mortgages and leases, equipment leases and other obligations of franchisees. At June 30, 1999, contingent liabilities totaled approximately $33,401,000.

     The Company is subject to a number of covenants under its various debt instruments including limitations on additional borrowings, capital expenditures and contingent liabilities, and requirements to maintain certain financial ratios, working capital, and net worth. The bank credit facilities are secured by a first priority perfected security interest in certain assets of the Company. While the Company is currently in compliance with all financial covenants under these facilities, the term of one facility is scheduled to expire on October 1, 1999, and the financial covenants of the other facility become stricter effective September 30, 1999. The Company expects to either renegotiate the terms of its existing agreements into long-term arrangements, or to seek alternative long-term financing from other sources. There can be no assurance, however, that the Company will be able to effect either of these strategies on satisfactory terms, if at all. Failure to renegotiate the terms of the existing agreements could have material adverse consequences to the Company.

     The Company continues to refine its Turnkey Program and expects that it will have 50 to 100 sites under contract or at various stages of development at any given time. The Company has used the net proceeds from its public offerings and the proceeds from sites sold and contracts assigned to finance the activity of the Turnkey Program. With the anticipated activity in the Turnkey Program, the capital required to finance the Turnkey Program will be significant. The tables below provide a summary of the Turnkey Program activity for the six months ended June 30, 1999 and 1998.

     Turnkey Program revenue consists of the following:

                                                                         SIX MONTHS ENDED
                                                                -----------------------------------
                                                                    JUNE 30,           JUNE 30,
                                                                      1999               1998
                                                                -----------------   ---------------
   Sales to investors and franchisees.....................      $        533,008    $    8,880,614
   Development and construction management fees...........                20,099           130,000
                                                                -----------------   ---------------
        Gross Turnkey Program revenue.....................               553,107         9,010,614
   Turnkey Program project costs..........................               (20,000)       (6,260,683)
                                                                -----------------   ---------------
        Net revenue from Turnkey Program projects.........               533,107         2,749,931
   Rental income..........................................               296,938            43,600
   Interim construction interest..........................                     -            88,217
   Deferred revenue recognized............................                     -           550,396
   Revenue deferred.......................................                     -          (574,665)
                                                                -----------------   ---------------
        Total Turnkey Program revenue.....................      $        830,045    $    2,857,479
                                                                -----------------   ---------------
                                                                -----------------   ---------------

     The following table reflects system performance of the Turnkey Program for the six months ended June 30, 1999 and 1998:

                                                                       NUMBER OF UNITS
                                                               --------------------------------
                                                                  JUNE 30,          JUNE 30,
                                                                    1999              1998
                                                               ---------------  ---------------
    Sites in process at beginning of period................          86               78
    Sites beginning development during the period *........          (5)              28
    Sites inventoried as Company-owned stores..............          (2)               -
    Sites sold - revenue recognized........................          (4)             (20)
    Sites sold - revenue deferred..........................           -               (6)
    Other..................................................          (1)               -
                                                               ---------------  ---------------
    Sites in process at end of period......................          74               80
                                                               ---------------  ---------------
                                                               ---------------  ---------------
                                                                                                    INVESTED AT
                                                                                                   JUNE 30, 1999
                                                                                                -------------------
    Sites under development or to be sold..................          9                 14       $       8,216,000
    Predevelopment Site (prequalification) ................         65                 66               1,851,000
                                                               ---------------  --------------- -------------------
                                                                    74                 80       $      10,067,000
                                                               ---------------  --------------- -------------------
                                                               ---------------  --------------- -------------------

* Net of deletions for sites removed from consideration for development.

     The Company has a line of credit from a financial institution which may be used to finance Turnkey Program capital requirements. In December 1998, the line of credit was increased to allow the Company to draw up to $15,000,000, bears interest at the bank's prime lending rate and expires December 2001. As of June 30, 1999, the Company had drawn approximately $13,563,000 on this line of credit and had allowed certain area developers and franchisees to borrow $1,430,000 under this credit facility.

     The Company believes that cash flow from operations, together with the proceeds of the Turnkey Program, collections from notes receivable and borrowings under existing credit facilities described above, will be sufficient to meet the Company's anticipated operating cash needs for the foreseeable future. Since the net proceeds from the Turnkey Program, credit facilities, and cash flow from operations may not be sufficient to finance both continuing investment in Company-owned stores and Turnkey Program properties as well as the buydowns of percentages of royalties of certain area developers, the Company intends to seek additional funds for this purpose from future debt financings or additional offerings of equity securities, although there can be no assurance of the availability of such funds on acceptable terms in the future.

     YEAR 2000 COMPLIANCE

     The year 2000 issue is a result of many computer programs being written using two digits, e.g. "99", to define a year. Date-sensitive software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in business activities and transactions.

     The Company's computer software programs utilize four digits to define the applicable calendar year and therefore the Company believes that it has no material internal risk concerning the Year 2000 issue. The Company has received responses from many of its major restaurant product and equipment suppliers indicating that they and the products they sell to the Company's restaurant system also have no material internal risk from the Year 2000 issue. To date, none of the Company's major suppliers have indicated that they anticipate material internal risks. The Company is continuing a process of in-depth inquiry concerning the readiness of its major suppliers and those of the restaurant system. The Company will assess and, where practicable, attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The Company plans to continue to educate its franchise system during 1999 to prepare them to anticipate Year 2000 issues which could affect them locally. The Company does not anticipate that its costs associated with monitoring readiness and mitigating risks concerning the Year 2000 issue will be material. However, even if favorable responses are received, there can be no assurance that third parties will be Year 2000 compliant. The impact on the Company's operations, if any, from the inability of any of its suppliers and franchisees to become Year 2000 compliant is not reasonably estimable (except that if there is a national or regional crisis in the financial, transportation or utility infrastructure, it would likely adversely affect most commercial enterprises, including the Company.)

     FORWARD LOOKING STATEMENTS

         This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such statements may include, but are not limited to, projections of revenues, income and capital expenditures, plans for future operations, financing needs or plans (including plans relating to Turnkey Program real estate transactions, possible debt financings and transactions with area developers), and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management assumptions and are subject to risks and uncertainties such as changes in interest rates, availability of favorable financing for the Company or its franchisees, satisfactory completion of transactions with franchisees and area developers, intense competition, future restaurant openings and changes in development plans or strategies, factors associated with Year 2000 compliance by third parties, along with factors set forth in the Company's Annual Report on Form 10-K/A in "Business," pages 1-15. The Company undertakes no obligation to update forward looking statements that may be contained in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the underlying obligations are either variable, or fixed for such a short period of time as to effectively become variable.

         At June 30, 1999 a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $71,000 in quarterly pre-tax earnings. The estimated reduction is based upon the increased interest expense of our variable rate debt and assumes no change in the volume or composition of debt at June 30, 1999. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On August 5, 1999, the purported class action lawsuit filed against the Company alleging securities fraud arising out of circumstances surrounding the reissuance of its 1997 earnings release was dismissed with prejudice. A consolidated amended complaint had been filed on August 26, 1998 by the Lone Star Ladies Investment Club, et al. in the Federal District Court for the Western District of Texas against the Company and four of its officers and directors (Monica Gill, Executive Vice President and Chief Financial Officer; John M. Rosillo, a former director; Jeffrey J. Wooley, Senior Vice President; and John C. Wooley, President and Chairman of the Board of Directors).

ITEM 2.  CHANGES IN SECURITIES.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders of the Company was held on May 28, 1999. At the meeting, the following items were voted on:

1)       Election of directors, whose terms expired at the meeting.

                                                      FOR                   WITHHELD
                                               -------------------     -------------------
         Raymond A. Rodriguez                      5,772,292                 42,205

         Jeffrey J. Wooley                         5,776,183                 38,314

The following directors' terms of office were not expired and continued after the meeting:

         John L Hill, Jr.
         Azie Taylor Morton
         Floor Mouthaan
         John C. Wooley

2) Proposal to ratify and approve the Board's selection of Grant Thornton, LLP to serve as the Company's auditors for the 1999 fiscal year.

                        FOR                                 AGAINST                             ABSTAIN
         -----------------------------------    --------------------------------    ---------------------------------
                     5,785,451                              20,364                               8,682

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits:

              Exhibit
                No.
              -------
              10.54     Credit Agreement with Texas Capital Bank, N.A.

              27         Financial Data Schedule.

         b. Current Reports on Form 8-K:

            None

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SCHLOTZSKY'S, INC.

                                       By: /s/ John C. Wooley
                                          -------------------------------------
                                            John C. Wooley
                                            President and
                                            Chief Executive Officer


                                       By: /s/ Monica Gill
                                          -------------------------------------
                                            Monica Gill
                                            Executive Vice President and
                                            Chief Financial Officer


Austin, Texas
August 16, 1999