Form 10-Q
period 1999-09-30
SCHLOTZSKYS INC
filed 1999-11-12
CIK 1002178

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q



                Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999


                         Commission File Number: 0-27008


                               SCHLOTZSKY'S, INC.
             (Exact name of registrant as specified in its charter)

         Texas                                    74-2654208
    (State or other                              (IRS Employer
    jurisdiction of                              Identification
   incorporation or                                 Number)
     organization)

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

  YES   /X/                     NO / /


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                   Shares Outstanding at November 1, 1999
    Common Stock, no par value                     7,417,714

                                      INDEX


PART I.   FINANCIAL INFORMATION                                    Page No.
                                                                   --------
Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheets --
            September 30, 1999 and December 31, 1998                      2

            Consolidated Statements of
            Income - Three and Nine Months Ended
            September 30, 1999 and September 30, 1998                     3

            Consolidated Statement of
            Stockholders' Equity - Nine Months Ended
            September 30, 1999 and the year ended
            December 31, 1998                                             4

            Condensed Consolidated Statements of
            Cash Flows - Nine Months Ended
            September 30, 1999 and September 30, 1998                     5

            Notes to Consolidated
            Financial Statements                                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8

Item 3    Quantitative and Qualitative Disclosures About
          Market Risk                                                    15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              16

Item 2.   Changes in Securities                                          16

Item 3.   Defaults Upon Senior Securities                                16

Item 4.   Submission of Matters to a Vote of Security Holders            16

Item 5.   Other Information                                              16

Item 6.   Exhibits and Reports on Form 8-K                               16

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,            DECEMBER 31,
                                                                                           1999                     1998
                                                                                        (UNAUDITED)
                                                                                       --------------           --------------
Assets

 Cash and cash equivalents ..........................................................   $   2,054,705           $  15,384,991
 Temporary cash investments .........................................................          18,000               1,439,077
 Royalties receivable ...............................................................       1,317,978                 762,141
 Notes receivable, current portion ..................................................       7,857,199               4,246,574
 Turnkey notes and other receivables, current portion ...............................      12,161,210              14,556,424
 Other receivables ..................................................................       4,188,440               3,086,065
 Prepaid expenses and other assets...................................................         866,110                 572,996
 Turnkey Program development ........................................................      11,628,137               5,924,562
                                                                                       --------------           --------------
         Total current assets .......................................................      40,091,779              45,972,830

 Property, equipment and leasehold improvements, net ................................      19,861,841              18,529,746
 Real estate and restaurants held for sale ..........................................      11,086,645               9,215,485
 Notes receivable, less current portion .............................................      11,188,351               9,061,344
 Notes receivable from related parties, less current portion ........................       2,357,284               2,609,775
 Intangible assets, net .............................................................      37,245,495              16,815,059
 Other noncurrent assets ............................................................       1,428,944               2,023,901
                                                                                       --------------           --------------
         Total assets ...............................................................   $ 123,260,339           $ 104,228,140
                                                                                       --------------           --------------
                                                                                       --------------           --------------

Liabilities and Stockholders' Equity

 Accounts payable-trade .............................................................   $   5,452,005           $   4,752,369
 Current maturities of long-term debt ...............................................      15,554,569               5,382,585
 Accrued liabilities ................................................................       2,635,024               9,613,593
                                                                                       --------------           --------------
         Total current liabilities ..................................................      23,641,598              19,748,547
 Deferred revenue, net ..............................................................       1,155,225               1,298,486
 Long-term debt, less current maturities ............................................      19,786,766               9,218,515
                                                                                       --------------           --------------
         Total liabilities ..........................................................      44,583,589              30,265,548
Commitments and contingencies
Stockholders' equity:
     Preferred stock:
         Class C-no par value; authorized-1,000,000 shares; issued-none .............              --                      --
     Common stock, no par value, 30,000,000 shares authorized, 7,427,714
             and 7,401,942 issued at September 30, 1999 and December 31, 1998, ......          63,135                  62,877
              respectively
     Additional paid-in capital .....................................................      57,754,218              57,533,997
     Retained earnings ..............................................................      20,964,397              16,470,718
     Treasury stock (10,000 shares) .................................................        (105,000)               (105,000)
                                                                                       --------------           --------------
         Total stockholders' equity .................................................      78,676,750              73,962,592
                                                                                       --------------           --------------
         Total liabilities and stockholders' equity .................................   $ 123,260,339           $ 104,228,140
                                                                                       --------------           --------------
                                                                                       --------------           --------------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            ----------------------------------    -----------------------------------
                                              SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                  1999               1998               1999             1998
                                            ----------------     --------------   ---------------  ------------------
Revenues
   Royalties .............................   $  5,631,144        $  4,874,853        $ 16,205,102      $ 13,853,409
   Franchise fees ........................        205,000             340,000             643,333         1,060,000
   Developer fees ........................        864,988                  --           2,818,758                --
   Restaurant sales ......................      4,233,349           1,744,790          10,614,960         5,245,698
   Brand contribution ....................      1,711,879           1,052,341           4,514,460         2,918,227
   Turnkey program development ...........        419,721           2,844,877           1,249,766         5,702,355
   Other fees and revenue ................        441,469             206,886           1,056,208         1,051,373
                                            ----------------     --------------   ---------------  ------------------
         Total revenues ..................     13,507,550          11,063,747          37,102,587        29,831,062

Expenses
   Service costs:
     Royalties ...........................      1,699,805           1,861,054           5,230,168         5,281,567
     Franchise fees ......................        102,500             167,500             323,000           542,000
   Restaurant operations:
     Cost of sales .......................      1,287,090             581,908           3,182,147         1,717,234
     Labor cost ..........................      1,525,714             728,128           3,973,541         2,244,545
     Operating expenses ..................        998,302             484,068           2,468,945         1,526,853
   Turnkey development costs .............      1,445,938           1,710,241           3,457,928         3,039,229
   General and administrative ............      3,520,257           3,001,071          10,052,854         8,448,096
   Depreciation and amortization .........        770,255             517,935           2,058,274         1,281,324
                                            ----------------     --------------   ---------------  ------------------
         Total expenses ..................     11,349,861           9,051,905          30,746,857        24,080,848
                                            ----------------     --------------   ---------------  ------------------
         Income from operations ..........      2,157,689           2,011,842           6,355,730         5,750,214

Other
   Interest income .......................        835,582             569,309           2,319,016         1,597,183
   Interest expense ......................       (665,140)            (49,480)         (1,541,922)         (155,836)
                                            ----------------     --------------   ---------------  ------------------
         Income before income taxes ......      2,328,131           2,531,671           7,132,824         7,191,561

 Provision for income taxes ..............        861,409             949,579           2,639,145         2,696,835
                                            ----------------     --------------   ---------------  ------------------
         Net income ......................   $  1,466,722        $  1,582,092        $  4,493,679      $  4,494,726
                                            ----------------     --------------   ---------------  ------------------
                                            ----------------     --------------   ---------------  ------------------


Income per common share - basic:
         Net income ......................   $       0.20        $       0.21        $       0.61      $       0.61
                                            ----------------     --------------   ---------------  ------------------
                                            ----------------     --------------   ---------------  ------------------

   Weighted average shares outstanding ...      7,416,620           7,400,417           7,407,083         7,380,388
                                            ----------------     --------------   ---------------  ------------------
                                            ----------------     --------------   ---------------  ------------------


Income per common share - diluted:
         Net income ......................   $       0.20        $       0.21        $       0.60      $       0.59
                                            ----------------     --------------   ---------------  ------------------
                                            ----------------     --------------   ---------------  ------------------

   Weighted average shares outstanding ...      7,479,601           7,560,876           7,495,327         7,593,529
                                            ----------------     --------------   ---------------  ------------------
                                            ----------------     --------------   ---------------  ------------------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                  Common Stock
                                            ------------------------
                                                             Stated      Additional                                   Total
                                            Number of        Capital        Paid-In       Retained     Treasury    Stockholders'
                                             Shares          Amount         Capital       Earnings       Stock         Equity
                                            ---------   ------------   ------------   ------------    ----------   -------------
Balance, January 1, 1998 ................   7,334,416   $     62,202   $ 56,664,104   $ 10,264,253    $       --    $ 66,990,559
Options exercised .......................      44,089            441        399,175             --            --         399,616
Warrants exercised ......................      23,437            234        224,761             --            --         224,995
Treasury stock purchase (10,000
shares) ................................           --             --             --             --      (105,000)       (105,000)
Tax benefit from employee stock
transaction .............................          --             --        245,957             --            --         245,957
Net income ..............................          --             --             --      6,206,465            --       6,206,465
                                            ---------   ------------   ------------   ------------    ----------   -------------
Balance, December 31, 1998 ..............   7,401,942         62,877     57,533,997     16,470,718      (105,000)     73,962,592
Options exercised .......................      25,772            258        220,221                                      220,479
Net income ..............................                                                4,493,679                     4,493,679
                                            ---------   ------------   ------------   ------------    ----------   -------------
Balance, September 30, 1999 .............   7,427,714   $     63,135   $ 57,754,218   $ 20,964,397    $ (105,000)   $ 78,676,750
                                            ---------   ------------   ------------   ------------    ----------   -------------
                                            ---------   ------------   ------------   ------------    ----------   -------------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                       ------------------------------------
                                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                                            1999                   1998
                                                                       --------------         --------------
Net cash used in operating activities ................................ $ (9,251,519)          $(19,468,404)

Cash flows from investing activities:
   Advances on notes receivable (less payments) ......................   (5,348,224)             2,016,966
   Acquisition of intangibles ........................................  (18,784,735)            (1,665,471)
   Purchase of property, equipment and leasehold improvements ........   (3,279,847)            (9,578,092)
   Sale (purchase) of temporary investments ..........................    1,421,077             (1,421,077)
   Other .............................................................      950,567                (79,020)
                                                                       --------------         --------------

Net cash used in investing activities ................................  (25,041,162)           (10,726,694)

Cash flows from financing activities:
   Net proceeds from issuance of debt ................................   27,040,593              4,700,000
   Principal payments on debt ........................................   (6,298,677)              (244,132)
   Proceeds from exercises of options and warrants ...................      220,479                624,610
                                                                       --------------         --------------

Net cash provided by financing activities ............................   20,962,395              5,080,478
                                                                       --------------         --------------

Net decrease in cash and cash equivalents ............................  (13,330,286)           (25,114,620)

Cash and cash equivalents at beginning of period .....................   15,384,991             31,254,048
                                                                       --------------         --------------

Cash and cash equivalents at end of period ........................... $  2,054,705           $  6,139,428
                                                                       --------------         --------------
                                                                       --------------         --------------


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


September 30, 1999

NOTE 1. -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. This information should be read in connection with the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 1998, as amended.

NOTE 2. - EARNINGS PER SHARE

     Basic and diluted EPS computations for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                             ------------------------------     -------------------------------
                                                             SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                                  1999             1998            1999              1998
                                                             ------------     ------------      ------------      -------------
BASIC EPS
Net income .................................................  $1,466,722        $1,582,092       $4,493,679        $4,494,726
                                                             ------------     ------------      ------------      -------------
                                                             ------------     ------------      ------------      -------------


Weighted average common shares outstanding .................   7,416,620         7,400,417        7,407,083         7,380,388
                                                             ------------     ------------      ------------      -------------
                                                             ------------     ------------      ------------      -------------


Basic EPS ..................................................  $     0.20        $     0.21       $     0.61        $     0.61
                                                             ------------     ------------      ------------      -------------
                                                             ------------     ------------      ------------      -------------


DILUTED EPS
Net income .................................................  $1,466,722        $1,582,092       $4,493,679        $4,494,726
                                                             ------------     ------------      ------------      -------------
                                                             ------------     ------------      ------------      -------------


Weighted average common shares outstanding .................   7,416,620         7,400,417        7,407,083         7,380,388

Assumed conversion of common shares issuable
  under stock option plan and exercise of warrants . .......      62,981           160,459           88,244           213,141
                                                             ------------     ------------      ------------      -------------

Weighted average common shares outstanding
 -assuming dilution ........................................   7,479,601         7,560,876        7,495,327         7,593,529

                                                             ------------     ------------      ------------      -------------
                                                             ------------     ------------      ------------      -------------

Diluted EPS ................................................  $     0.20        $     0.21       $     0.60        $     0.59
                                                             ------------     ------------      ------------      -------------
                                                             ------------     ------------      ------------      -------------



Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 852,701 and 535,000 for the three months ended September 30, 1999 and September 30, 1998, respectively, and 767,651 and 560,500 for the nine months ended September 30, 1999 and September 30, 1998, respectively.

NOTE 3. - SEGMENTS

    The Company and its subsidiaries are principally engaged in franchising quick service restaurants that feature made-to-order sandwiches with unique sourdough buns, pizzas, and salads. At September 30, 1999 the Schlotzsky's system included Company owned and franchised stores in 37 states, the District of Columbia and 12 foreign countries.

    The Company identifies segments based on management responsibility within the corporate structure. The Turnkey Development segment includes the development of freestanding stores with high visibility and easy access. Restaurant Operations includes the operation of Company-owned restaurants not only for profit but also for the purpose of product development and testing, concept refinement, prototype testing, franchisee and employee training, and to build brand awareness. The Franchise Operations segment encompasses the Company's restaurant concept, royalty, and licensed private label products business. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. Segment information and a reconciliation to income, before interest and income taxes is as follows:

                                                        TURNKEY         RESTAURANT         FRANCHISE
        THREE MONTHS ENDED SEPTEMBER 30, 1999         DEVELOPMENT        OPERATIONS        OPERATIONS       CONSOLIDATED
    -----------------------------------------        ------------       ------------      ------------      ------------

    Revenue from external customers                  $    419,721       $  4,233,349      $  8,854,480      $ 13,507,550
    Operating income (loss)                            (1,091,601)           145,896         3,103,394         2,157,689

    Total assets                                     $ 42,813,534       $ 25,900,887      $ 54,545,918      $123,260,339

                                                        TURNKEY         RESTAURANT         FRANCHISE
        THREE MONTHS ENDED SEPTEMBER 30, 1998         DEVELOPMENT        OPERATIONS        OPERATIONS       CONSOLIDATED
    -----------------------------------------        ------------       ------------      ------------      ------------

    Revenue from external customers                  $  2,844,876       $  1,744,790      $  6,474,081      $ 11,063,747
    Operating income (loss)                               980,902           (201,531)        1,232,471         2,011,842

    Total assets                                     $ 41,416,741       $ 14,219,880      $ 29,987,485      $ 85,624,106


                                                        TURNKEY         RESTAURANT         FRANCHISE
        NINE MONTHS ENDED SEPTEMBER 30, 1999          DEVELOPMENT        OPERATIONS        OPERATIONS       CONSOLIDATED
    -----------------------------------------        ------------       ------------      ------------      ------------

    Revenue from external customers                  $  1,249,766       $ 10,614,960      $ 25,237,861      $ 37,102,587
    Operating income (loss)                            (2,471,163)           318,051         8,508,842         6,355,730

    Total assets                                     $ 42,813,534       $ 25,900,887      $ 54,545,918      $123,260,339

                                                        TURNKEY         RESTAURANT         FRANCHISE
        NINE MONTHS ENDED SEPTEMBER 30, 1999          DEVELOPMENT        OPERATIONS        OPERATIONS       CONSOLIDATED
    -----------------------------------------        ------------       ------------      ------------      ------------

    Revenue from external customers                  $  5,702,356       $  5,245,698      $ 18,883,008      $ 29,831,062
    Operating income (loss)                             2,381,139           (668,464)        4,037,539         5,750,214

    Total assets                                     $ 41,416,741       $ 14,219,880      $ 29,987,485      $ 85,624,106

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES.  Total revenues increased 22.1% from $11,064,000 to $13,508,000.

     Royalties increased 15.5% from $4,875,000 to $5,631,000. This increase was due to the opening of 74 restaurants during the period from October 1, 1998 to September 30, 1999, which was only partially offset by the closing of 50 stores. The growing influence of larger freestanding units, particularly the prototype units, which are the focus of the new unit development, drove the increase. Furthermore, average sales increased 10.3% and same store sales increased 4.2% during the third quarter of 1999. The Company believes its average weekly sales and same store sales were positively impacted by the 1999 launch of its first network television advertising campaign and the introduction of "Deli Deals-TM-", in-store menu board offerings of a sandwich or pizza, chips and a drink for one price.

     Franchise fees decreased 39.7% from $340,000 to $205,000. This decrease was principally the result of seven fewer store openings during the three-month period ended September 30, 1999. The fewer number of openings is the result of the Company's increasing emphasis on superior site selection for prototype stores with higher visibility and on more highly qualified franchisees.

     Developer fees increased from $0 to $865,000. This increase was attributable to the sale of regional service rights to two domestic territories during the three months ended September 30, 1999. The rights sold entitle these representatives to receive 1.25% or 2.5%, respectively, out of the 6.0% royalties payable to the Company on sales from restaurants in those territories. In return, the representatives have certain franchisee support responsibilities in the territories.

     Restaurant sales increased from $1,745,000 to $4,233,000. The addition of seven more Company-owned units being operated in this quarter than in the corresponding quarter of the previous year and an increase of 4.7% in same store sales at the units which were operated by the Company during both quarters contributed to this increase.

     Brand contribution increased 62.7% from $1,052,000 to $1,712,000. This increase was principally the result of more favorable terms with certain major suppliers than existed in the prior period, as well as the increasing volume of system-wide sales, greater franchisee participation in the Company's purchasing programs and limited retail sales of certain branded products. The Company recently announced that a select line of Schlotzsky's Deli Premium Provisions-TM- products were available in an East Texas based grocery chain beginning in October and expects additional products and alternative retail channels of distribution of its products may be pursued, which could result in further increases in licensing fees, although no assurance can be given in this regard.

     Turnkey development revenue decreased 85.2% from $2,845,000 to $420,000. This decrease from 1998 was primarily attributable to an significantly greater number of real estate sales transactions recognized in 1998, many of which consisted of converting franchisees' existing leases, on which the Company had limited guarantees, to mortgages. In addition, the Company previously indicated that it intended to transition away from an emphasis on Turnkey transactional revenue.

     Other fees and revenues increased 113.0% from $207,000 to $441,000, primarily from the increased level of contributions made by certain suppliers to partially offset the cost of the annual franchisee meetings. In addition, a higher level of revenue from expired licensing contracts and fees for the transfer of some franchise restaurants were recognized during the third quarter of the current year compared to the prior year.

     The following table reflects the growth of the franchise system for the three months ended September 30, 1999 and 1998. The growth of the system during 1998 and 1999 to date was principally responsible for the increased revenue as discussed above. In 1999, restaurant closings in the system increased as a result of the permanent removal of temporarily closed stores where the franchisees had not recently been actively pursuing new locations, and greater emphasis on quality, service, cleanliness and compliance audits instituted in connection with the Company's initial network advertising campaign. The Company recently announced that it expects to open fewer new stores during 2000 than during 1999 and in each of the previous three years.

SYSTEM PERFORMANCE                                           THREE MONTHS ENDED
                                                      ---------------------------------
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                           1999                1998
                                                      -------------       -------------
Units Opened
     Domestic
         Freestanding                                     11                   23
         End Cap                                           1                    1
         Other                                             1                   --
                                                      -------------       -------------
             Total Domestic Openings                      13                   24
     International                                         4                   --
                                                      -------------       -------------
             Total Openings                               17                   24
Units Closed                                             (15)                 (10)
                                                      -------------       -------------
             Net Unit Growth                               2                   14
                                                      -------------       -------------
                                                      -------------       -------------

System-wide Sales (in thousands)                      $ 105,109            $  90,023

Average Weekly Sales                                  $  11,041            $  10,011

Increase in Average Weekly Sales                           10.3%                11.8%

Stores in Operation                                         760                  736

Increase in Same Store Sales                                4.2%                 3.0%

     COSTS AND EXPENSES. Royalty service costs decreased 8.7% from $1,861,000 to $1,700,000. In addition, royalty service costs as a percentage of royalties declined from 38.2% to 30.2%. These decreases reflected the Company's reacquisition and buy-down of rights to a limited number of area developer territories during 1999 and at the end of 1998. Area developers generally receive approximately 42% or 21% of the royalties from stores in their territories (depending on whether their share of royalties is 2.5% or 1.25%). The Company expects royalty service costs as a percentage of royalty revenue to continue to decrease because the Company recently assumed territory management responsibility of its largest area developer in conjunction with an option to buy its territories (exercisable until 2012). Net service costs associated with this territory management agreement will be 1% of royalties beginning October 31 and escalating to 2% by August 16, 2004, versus the current 2.5% rate. In addition, the Company plans to buy-down the rights and obligations of several more of its area developers and may re-acquire the full development rights to a limited number of territories.

     Franchise fee costs decreased 38.7% from $168,000 to $103,000, principally as a result of seven fewer store openings during the three-month period ended September 30, 1999. The fewer number of openings is mainly the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified franchisees. In addition, these costs should continue to decrease as a percentage of Franchise fee revenue as restaurants open in territories which have been recently reacquired or bought down.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased from $582,000 to $1,287,000, but as a percentage of restaurant sales decreased from 33.4% to 30.4%. Likewise, restaurant labor costs increased from $728,000 to $1,526,000, but as a percentage of restaurant sales decreased from 41.7% to 36.1% compared to the same quarter in 1998. Restaurant operating expenses increased from $484,000 to $998,000, but as a percentage of restaurant sales decreased from 27.7% to 23.6% for the three months ended September 30, 1999, as compared to the corresponding period in 1998. The percentage decreases were primarily attributable to increased operating efficiencies and cost controls implemented over the last twelve months.

     Turnkey development costs decreased 15.4% from $1,710,000 to $1,446,000 but as a percentage of Turnkey development revenue increased from 60.1% to 344.3%. This increase as a percentage of revenue was primarily the result of fewer revenue transactions in the current period compared to the third quarter of 1998. In addition, the Company experienced $584,000 in write offs of Turnkey development costs associated with sites under contract which were removed from consideration during the period, which was significantly higher than normal. Most of the sites written off either demonstrated higher than expected development costs or no longer met current standards for Turnkey development sites.

     General and administrative expenses grew 17.3% from $3,001,000 to $3,520,000, but as a percentage of total revenues decreased from 27.1% to 26.1%. The percentage decrease was primarily the result of the lessening pace of additions to the corporate staff since the prior period and the fact that revenue was increasing at a faster pace than costs. The Company recently announced its goal of maintaining the level general and administrative expenses during 2000, compared to 1999.

     Depreciation and amortization increased 48.6% from $518,000 to $770,000, and as a percentage of total revenues increased from 4.7% to 5.7%. The increases were principally due to the amortization of area development territories, goodwill, and other intangibles acquired during 1998 and the nine months ended September 30, 1999. In addition, depreciation increased as a result of seven additional Company-owned stores operating in this period compared to the same period in the prior year.

     Interest income increased 46.9% from $569,000 to $836,000. This increase was a result of a greater level of funds outstanding in the form of Turnkey mortgages and interim construction financing under the Turnkey Program and an increase in the notes receivable related to the sale of limited development rights.

     Interest expense increased from $49,000 to $665,000. This increase was a result of a greater level of debt outstanding during the current period. The Company expects interest expense will continue to trend upward as additional debt financing may be used to fund construction of Company-owned stores, and reacquire certain area developer rights.

     INCOME TAX EXPENSE. Income tax expense reflected a combined federal and state effective tax rate of 37.0% for the three months ended September 30, 1999, which was slightly lower than the effective combined tax rate of 37.5% for the comparable period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     REVENUES.  Total revenues increased 24.4% from $29,831,000 to $37,103,000.

     Royalties increased 17.0% from $13,853,000 to $16,205,000. This increase was due to the opening of 74 stores during the period from October 1, 1998 to September 30, 1999 which was partially offset by the closing of 50 stores. Also driving the increase was the growing influence of larger freestanding units, particularly the prototype units, which are the focus of the new unit development. Furthermore, average weekly sales increased 9.4% and same store sales increased 2.5% during the nine months ended September 30, 1999. Royalties were only slightly impacted by 50 closings since the end of the prior period. Many of those stores were underperforming or had been temporarily closed prior to the Company's determination to treat them as permanently closed because of the franchisees' failure to actively search for new sites.

     Franchise fees decreased 39.3% from $1,060,000 to $643,000. This decrease was principally a result of 33 fewer store openings during the nine-month period ended September 30, 1999. The fewer number of openings is primarily the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified franchisees. The Company anticipates that these costs, as a percentage of revenue, will begin to gradually trend downward as restaurants open in territories which have been acquired or bought down.

     Developer fees increased from $0 to $2,819,000. The increase was attributable to the sale of certain regional service rights to five domestic territories during the nine months ended September 30, 1999. The rights sold, depending upon the transaction, entitle the developers to either 1.25% or 2.5% out of the Company's 6% royalties from restaurants in those territories. In return, the developers have certain franchisee support responsibilities in those territories.

     Restaurant sales increased from $5,246,000 to $10,615,000. This increase was principally attributable to the acquisition of five stores from franchisees, the opening of two new corporate stores, and a 7.2% increase in same store sales for stores that were open the entirety of both nine month periods. The increase in same store sales is mainly attributable to the rollout of national advertising, the introduction of "Deli Deals-TM-", and an increased management focus on the store level details in each of the company-owned restaurants.

     Brand contribution increased 54.7% from $2,918,000 to $4,514,000. This increase was principally the result of more favorable terms with certain major suppliers than existed in the prior period, as well as the increasing volume of system-wide sales, greater franchisee participation in the Company's purchasing programs and limited retail sales of certain branded products.

     Turnkey development revenue decreased 78.1% from $5,702,000 to $1,250,000. This decrease from 1998 was primarily attributable to a significantly greater number of real estate sales transactions recognized in 1998, many of which consisted of converting franchisees' existing leases, on which the Company had limited guarantees, to mortgages. In addition, the Company previously indicated that it intends to transition away from an emphasis on Turnkey transactional revenue during 1999.

     The following table reflects the growth of the franchise system for the nine months ended September 30, 1999 and 1998. The growth of the system during 1998 and 1999 to date was principally responsible for the increased revenue as discussed above. In 1999, restaurant closings in the system increased principally as a result of the permanent removal of temporarily closed stores where the franchisee had not recently been actively pursuing new locations, and greater emphasis on quality, service, cleanliness and compliance audits instituted in connection with the Company's initial network advertising campaign.

SYSTEM PERFORMANCE                                           NINE MONTHS ENDED
                                                      ---------------------------------
                                                      SEPTEMBER 30,       SEPTEMBER 30,
                                                           1999                 1998
                                                      -------------       -------------
Units Opened
         Domestic
                 Freestanding                              37                   67
                 End Cap                                    6                   11
                 Other                                      3                    4
                                                      -------------       -------------
                         Total Domestic Openings           46                   82
          International                                     6                    3
                                                      -------------       -------------
                         Total Openings                    52                   85
Units Closed                                              (42)                 (22)
                                                      -------------       -------------
                         Net Unit Growth                   10                   63
                                                      -------------       -------------
                                                      -------------       -------------

System-wide Sales (in thousands)                        $ 299,788            $ 254,804

Average Weekly Sales                                    $  10,603            $   9,695

Increase in Average Weekly Sales                              9.4%                12.0%

Stores in Operation                                           760                  736

Increase in Same Store Sales                                  2.5%                 3.8%

     COSTS AND EXPENSES. Royalty service costs decreased 1.0% from $5,282,000 to $5,230,000 and, as a percentage of royalties, decreased from 38.1% to 32.3%. This decrease resulted from the reacquisition and buy-down of rights to a limited number of territories during the period and at the end of 1998. Area developers typically receive approximately 42% of the royalties from stores in their territories unless the Company has bought down a portion of their development rights and obligations, in which case they receive approximately 21% of the royalties.

     Franchise fee costs decreased 40.4% from $542,000 to $323,000, principally as a result of 33 fewer store openings during the nine-month period ended September 30, 1999. The fewer number of openings is primarily the result of the Company's increasing emphasis on superior site selection for prototype stores with higher visibility and on more highly qualified franchisees.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased 85.3% from $1,717,000 to $3,182,000, but as a percentage of restaurant sales decreased from 32.7% to 30.0%. Likewise, restaurant labor costs increased 77.0% from $2,245,000 to $3,974,000, but as a percentage of restaurant sales decreased from 42.8% to 37.4% compared to the same period in 1998. Restaurant operating expenses increased 61.7% from $1,527,000 to $2,469,000, but as a percentage of restaurant sales decreased from 29.1% to 23.3% for the nine months ended September 30, 1999, as compared to the corresponding period in 1998. These percentage decreases in restaurant operating expenses were primarily attributable to improved operating efficiencies related to the Company-owned restaurants operated during the nine months ended September 30, 1999. In addition, during the nine month period ending September 30, 1998, two new stores opened which results in higher than normal operating costs because of certain nonrecurring preopening and opening expenses.

     Turnkey development costs increased 13.8% from $3,039,000 to $3,458,000, but as a percentage of Turnkey development revenue increased from 53.3% to 276.6%. The primary factor contributing to the increase as a percentage of sales was due to a significantly lower level of real estate transactions revenue versus last year.

     General and administrative expenses grew 19.0% from $8,448,000 to $10,053,000, but as a percentage of total revenues decreased from 28.3% to 27.1%. The percentage decrease was a result of revenues increasing at a faster pace than expenses. In addition, the Company hired personnel at a slower pace in the first nine months of 1999 than it did in 1998, resulting in reduced hiring costs.

     Depreciation and amortization increased 60.7% from $1,281,000 to $2,058,000, and as a percentage of total revenues increased from 4.3% to 5.5%. These increases were principally due to the amortization of area development rights and goodwill acquired in 1999, and depreciation related to seven additional Company-owned restaurants.

     Interest income increased 45.2% from $1,597,000 to $2,319,000. This increase was a result of a greater level of funds outstanding in the form of Turnkey mortgages and interim construction financing under the Turnkey Program and an increase in notes receivables related to the sale of limited development rights.

     Interest expense increased from $156,000 to $1,542,000 due to the greater level of debt outstanding during the current period. The Company expects interest expense will continue to trend upward as additional debt financing may be used to fund construction of Company-owned stores and reacquisition of certain area developer rights.

     INCOME TAX EXPENSE. Income tax expense reflected a combined federal and state effective tax rate of 37.0% for the nine months ended September 30, 1999, which was slightly lower than the effective combined tax rate of 37.5% for the comparable period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $9,252,000 for the first nine months of 1999. Accounts payable and accrued liabilities decreased $6,279,000, primarily due to a higher than normal accrual for Turnkey Activity at December 31, 1998. The majority of the amounts paid were related to properties under development in the Turnkey Program. Net cash of $25,041,000 was used in investing activities, primarily consisting of the following: approximately $3,280,000 to purchase and develop seven Company-owned restaurants, a net of approximately $2,076,000 primarily consisting of notes receivable related to the sale of regional service rights, and approximately $18,785,000 to buy-down the rights of several of its area developers and to re-acquire the rights to a limited number of territories, including the Austin, Texas territory.

     During the first nine months of 1999, financing activities provided net cash of $20,962,000. The financing activities consisted primarily of the issuance of short-term debt used for the acquisition of certain development rights and Company-owned stores.

     At September 30, 1999, the Company had approximately $35.3 million of debt outstanding. These notes bear interest at rates ranging from the lender's prime interest rate to 10.6% and all mature by the end of 2001. During the first nine months of 1999, the Company borrowed $15 million under a new line of credit to fund the buy-down of the rights of several of its area developers and to re-acquire the rights to a limited number of territories. In addition, the Company guarantees certain real estate mortgages and leases, equipment leases and other obligations of franchisees. At September 30, 1999, contingent liabilities totaled approximately $35 million.

     The Company is subject to a number of covenants under its various debt instruments including limitations on additional borrowings, capital expenditures, contingent liabilities, and requirements to maintain certain financial ratios, working capital, and net worth. The bank credit facilities are secured by a first priority perfected security interest in certain assets of the Company. While the Company is currently in compliance with all financial covenants under these facilities, the term of one facility is scheduled to expire on February 1, 2000, and the financial covenants of the other facility become stricter effective December 30, 1999. The Company has signed a commitment letter with one of its lenders to refinance the bulk of its outstanding debt into a long-term facility. Failure to complete this refinancing or to renegotiate the terms of the existing agreements could have material adverse consequences to the Company.

     The Company continues to refine its Turnkey Program and expects that it will reduce the number of sites under contract or at various stages of development at any given time to between 30 and 80 sites. The Company has used the net proceeds from its public offerings and the proceeds from sites sold and contracts assigned to finance the activity of the Turnkey Program to date. Even with a lower level of anticipated activity in the Turnkey Program, the capital required to finance the Turnkey Program will be significant. The tables below provide a summary of the Turnkey Program activity for the nine months ended September 30, 1999 and 1998.

     Turnkey Program revenue consists of the following:

                                                               NINE MONTHS ENDED
                                                        ---------------------------------
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                            1999                 1998
                                                        ------------        -------------
Sales to investors and franchisees ...................  $  2,530,748         $ 20,642,134
Development and construction management fees .........            --              135,000
                                                        ------------        -------------
     Gross Turnkey Program revenue ...................     2,530,748           20,777,134
Turnkey Program project costs ........................    (1,567,740)         (16,516,626)
                                                        ------------        -------------
     Net revenue from Turnkey Program projects .......       963,008            4,260,508
Rental income ........................................       286,758               96,933
Interim construction interest * ......................            --              109,046
Deferred revenue recognized ..........................            --            1,815,868
Revenue deferred .....................................            --             (580,000)
                                                        ------------        -------------
     Total Turnkey Program revenue ...................  $  1,249,766         $  5,702,355
                                                        ============        =============


*Interest earned through constructions loans and mortgages is reflected in interest income.

The following table reflects activity of the Turnkey Program for the nine months ended September 30, 1999 and 1998:

                                                                 NUMBER OF UNITS
                                                        ---------------------------------
                                                        SEPTEMBER 30,       SEPTEMBER 30,
                                                            1999                 1998
                                                        ------------        -------------
Sites in process at beginning of period ..............       86                   78
Sites beginning development during the period ........       50                   72
Sites removed from consideration during the period ...      (56)                 (25)
Sites inventoried as Company-owned stores ............       (2)                  (1)
Sites sold - revenue recognized ......................       (7)                 (39)
Sites sold - revenue deferred ........................       --                   (5)
Other ................................................        5                   (1)
                                                        ------------        -------------
Sites in process at end of period ....................       73                   79
                                                        ============        =============

                                                                                            INVESTED AT
                                                                                            SEPTEMBER 30,
                                                                                               1999
                                                                                           --------------
Sites under development or to be sold ..................     12                    8            9,754,000
Predevelopment Sites (prequalification) ................     61                   71            1,874,000
                                                        ------------        -------------  --------------
                                                             73                   79          $11,628,000
                                                        ============        =============  ==============

     The Company has a line of credit from a financial institution which may be used to finance Turnkey Program capital requirements. In December 1998, the line of credit was increased to allow the Company to draw up to $15,000,000, bears interest at the bank's prime lending rate and expires December 2001. As of September 30, 1999, the Company had drawn approximately $13,570,000 on this line of credit and had allowed certain area developers and franchisees to borrow $1,430,000 under this credit facility.

     The Company believes that cash flow from operations, together with the proceeds of the Turnkey Program, collections from notes receivable and borrowings under existing credit facilities described above, will be sufficient to meet the Company's anticipated operating cash needs for the foreseeable future. Since the net proceeds from the Turnkey Program, credit facilities, and cash flow from operations may not be sufficient to finance both continuing investment in Company-owned stores and Turnkey Program properties as well as the buydowns of percentages of royalties of certain area developers, the Company intends to seek additional funds for this purpose from future debt financings or additional offerings of equity securities, although there can be no assurance of the availability of such funds on acceptable terms in the future. Inability to obtain the funds necessary for these capital transactions could result in a reduction in the number of openings, Turnkey transactions, area developer buydowns, or a combination of each.

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

     FORWARD LOOKING STATEMENTS

     This report contains forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts. Such statements may include, but are not limited to, projections of revenues, income, expenses and capital expenditures, plans for future operations and openings of new restaurants, financing needs or plans (including plans relating to Turnkey Program real estate transactions, possible debt financings, retail sales of Schlotzsky's Deli brand products and transactions with area developers), and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. These statements involve management assumptions and are subject to risks and uncertainties such as changes in interest rates, availability of favorable financing for the Company or its franchisees, satisfactory completion of transactions with franchisees and area developers, intense competition, the timing of future restaurant openings and changes in development plans, strategies and staffing based on less support from area developers and fewer anticipated openings, as well as factors associated with Year 2000 compliance by third parties. The Company refers you to the factors set forth in the Company's Annual Report on Form 10-K/A in "Business," pages 1-15. The Company undertakes no obligation to update forward looking statements that may be contained in this report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the underlying obligations are either variable, or fixed for such a short period of time as to effectively become variable.

     At September 30, 1999 a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $72,000 in quarterly pre-tax earnings. The estimated reduction is based upon the increased interest expense of our variable rate debt and assumes no change in the volume or composition of debt at September 30, 1999. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On September 29, 1999, the plaintiffs in the purported class action lawsuit filed against the Company filed a notice of appeal to the district court's decision to dismiss the case with prejudice. A consolidated amended complaint had been filed on August 26, 1998 by the Lone Star Ladies Investment Club, et al. in the Federal District Court for the Western District of Texas against the Company and four of its officers and directors (Monica Gill, Executive Vice President and Chief Financial Officer; John M. Rosillo, a former director; Jeffrey J. Wooley, Senior Vice President; and John C. Wooley, President and Chairman of the Board of Directors).


ITEM 2.  CHANGES IN SECURITIES.

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits:

                  Exhibit
                  No.
                  -----
                  10.55    Option Agreement between DFW Restaurant Transfer
                           Corp. and NS Associates I Ltd.
                  10.56    Management Agreement between DFW Restaurant Transfer
                           Corp. and NS Associates, I Ltd.
                  27       Financial Data Schedule.

     b. Current Reports on Form 8-K:

        None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SCHLOTZSKY'S, INC.



                               By: /s/ John C. Wooley
                                   ------------------------
                                    John C. Wooley
                                    President and
                                    Chief Executive Officer




                               By:  /s/ Monica Gill
                                   -----------------------------
                                    Monica Gill
                                    Executive Vice President and
                                    Chief Financial Officer


Austin, Texas
November 12, 1999