Form 10-K
period 1999-12-31
SCHLOTZSKYS INC
filed 2000-03-30
CIK 1002178

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27008

                             ----------------------

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

                         PREFERRED STOCK PURCHASE RIGHTS

                             ----------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2000 was approximately $40,827,000 based upon the last sales price on March 14, 2000 on the NASDAQ National Market System for the Company's common stock. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the Registrant. Registrant had 7,430,027 shares of Common Stock outstanding on March 14, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

================================================================================

                               SCHLOTZSKY'S, INC.

                               INDEX TO FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                                                                                               PAGE NO.
                                                                                                               --------
PART I

Item 1.    Business...........................................................................................     1
Item 2.    Properties.........................................................................................    18
Item 3.    Legal Proceedings..................................................................................    18
Item 4.    Submission of Matters to a Vote of Security Holders................................................    19

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..............................    20
Item 6.    Selected Consolidated Financial Data...............................................................    20
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation...........................................................................    22
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.........................................    32
Item 8.    Financial Statements and Supplementary Data........................................................    32
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure...........................................................................    32

PART III

Item 10.   Directors and Executive Officers of the Registrant.................................................    33
Item 11.   Executive Compensation.............................................................................    33
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................................    33
Item 13.   Certain Relationships and Related Transactions.....................................................    33

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................    36

                                     PART I

ITEM 1.  BUSINESS

     Schlotzsky's, Inc. (the "Company") was formed effective January 1, 1993, when Schlotzsky's Franchising Limited Partnership, Schlotzsky's-Houston, Ltd., Schlotzsky's-San Antonio, Ltd., Schlotzsky's Restaurant Management Corporation, and Schlotzsky's, Inc. (collectively, the "Predecessor Entities") were merged into the Company and its two wholly-owned subsidiaries, Schlotzsky's Restaurants, Inc. and Schlotzsky's Real Estate, Inc. (the "1993 Merger"). In June 1993, the Company raised $5 million through the sale of Class A Preferred Stock and used the proceeds to redeem the preferred stock issued in the 1993 Merger to the investors in the Predecessor Entities other than John C. Wooley and Jeffrey J. Wooley. The Company's other subsidiaries, which are wholly-owned, are Schlotzsky's Brands, Inc., Schlotzsky's Equipment Corporation, DFW Restaurant Transfer Corp., 56th and 6th, Inc., RAD Acquisition Corp. and SREI Turnkey Development, L.L.C. The Company and its subsidiaries are Texas corporations, and references to the "Company" include its predecessors, and its and their subsidiaries, unless the context otherwise requires. Effective January 1, 2000, the Company formed Schlotzsky's Brands I, L.L.C., a Delaware Limited Liability Company, and Schlotzsky's Brand Product, L.P., a Texas Limited Partnership, both of which are directly or indirectly wholly-owned by the Company.

     The Company's principal executive offices are located at 203 Colorado Street, Austin, Texas 78701, and its telephone number is (512) 236-3600.

GENERAL

     The Company is a franchisor of quick service restaurants that feature made-to-order sandwiches with unique sourdough buns. At December 31, 1999, the Schlotzsky's-Registered Trademark- Deli system included 23 Company-owned stores and 736 franchised stores located in 37 states, the District of Columbia and 13 foreign countries. Of the Company-owned stores, there are thirteen stores which the Company intends to own and operate on a long term basis. The other ten stores are being operated as held for sale until they are re-franchised. The Company's revenues were $41.8 million for 1998 and $47.9 million for 1999 while system-wide sales of the franchise system for all stores were approximately $348.5 million for 1998 and $400.3 million for 1999. System-wide sales are based on reported sales of franchised stores, as well as Company-owned stores, and are a principal driver of Company revenue because royalty revenue is based on system-wide sales. Weighted average annual unit volumes for all stores were $503,000 for 1998 and $550,000 for 1999.

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

     In 1991, the Company began implementing a strategy to achieve its objective of becoming a leader in the specialty sandwich segment of the restaurant industry in the United States. The key elements of this strategy are to: offer an expanded menu of consistent, high quality foods featuring the Company's proprietary bread recipes, complemented by excellent customer service; use the Turnkey Program to develop new stores in high visibility, free-standing locations; utilize area developers to decentralize certain labor intensive aspects of franchisee recruiting and support; develop a strong network of motivated owner-operator franchisees; and increase awareness of the Schlotzsky's brand through enhanced marketing and private label products. Recently, the Company revised its strategy to include acquiring and developing a limited number of Company-owned stores, principally for concept development, and focusing the attention of many of its area developers on franchisee support, rather than recruiting. The Company initiated national network television advertising in the Spring of 1999.

     MENU OF DISTINCTIVE, HIGH QUALITY PRODUCTS. Schlotzsky's-Registered Trademark- Deli restaurants offer an expanded menu of consistent, high quality foods featuring the Company's proprietary bread recipes, complemented by excellent customer service. The menu features made-to-order sandwiches with bread that is baked fresh from scratch every day for every restaurant. The Schlotzsky's Original sandwich, which was introduced in 1971, is a variation of the muffaletta sandwich made with three meats (lean ham, Genoa salami and cotto salami), three cheeses (mozzarella, cheddar and parmesan), garlic butter, mustard, marinated black olives, onion, lettuce and tomato on a toasted sourdough bun. The Schlotzsky's Original sandwich continues to be the most popular item on the Schlotzsky's menu. Schlotzsky's-Registered Trademark- Deli restaurants now offer an expanded menu with 15 sandwiches on four types of bread, 10 sourdough crust pizzas, five salads, soups, chips and other side items, fresh baked cookies and other desserts, and beverages. At most locations, sandwiches range in price from $3.00 to $4.75 ($7.00 for an oversized Original), and eight-inch gourmet pizzas are priced between $3.50 and $4.50.

     TURNKEY PROGRAM; HIGH VISIBILITY STORES. The Company and its area developers encourage franchisees to develop free-standing stores with high visibility and easy access. The Company believes the location of a store is as important to its success as the efforts of the franchisee, and works with area developers and franchisees in identify and acquire superior store locations. The Company implemented its Turnkey Program as a means of accelerating the development of high visibility stores and capitalizing on the Company's experience in evaluating store sites by providing a variety of services from securing the site, to development and construction of the store. The Turnkey Program also enhances the quality and consistency of the free-standing stores developed for franchisees to help them by the Company because of its experience building prototype stores and its purchasing power with suppliers and contractors.

     AREA DEVELOPERS. The Company has 28 area developers trained to assist the Company in achieving its expansion goals in the United States. The Company recently contracted with several area developers to buy down their portion of franchise fees and royalties in return for cash or the combination of cash and a note. As a result, store opening schedules for these area developers were eliminated and certain service requirements, such as franchisee recruiting, were reduced. Depending on whether their agreements were revised, area developers may provide a range of services: recruit and qualify franchisees; assist franchisees in site selection, training, financing, building and opening stores; provide ongoing operational support; monitor product and service quality; and help coordinate local advertising. Prior to 1991, these functions were performed exclusively by Company personnel. By utilizing its area developer network, the Company believes that it can effectively support a growing number of franchised stores while controlling its overhead costs. Area developers receive a portion of franchise fees and royalties from each store in their territories and are motivated to help develop their markets and monitor operating performance. Generally, area developers whose agreements were not revised have been required to recruit franchisee candidates and meet specific store opening schedules with the Company in order to maintain their development rights.

     MOTIVATED OWNER-OPERATOR FRANCHISEES. The Company is developing a strong network of owner-operator franchisees. The Company believes that a motivated owner-operator is an essential key to the success of a store. The Schlotzsky's system consists almost exclusively of franchised stores, owned and managed by entrepreneurial franchisees. The Company seeks franchisees who are committed to providing on-site supervision of store operations and prefers to limit franchisees to three or four locations in relatively close proximity. As of December 31, 1999, out of 450 franchisees with stores, thirteen franchisees have more than five stores each and, in the aggregate, account for approximately 11% of the stores in the system.

     INCREASED BRAND AWARENESS. The Company seeks to increase awareness of the Schlotzsky's brand through enhanced marketing and private label products. The Company is directing its franchising efforts to establish a sufficient number of stores in larger markets to allow expanded cooperative advertising through newspaper, radio and television. In 1999, the Company started advertising on national network television, using a portion of the marketing contributions required from franchisees under their franchise contracts. The Company has developed a complete line of private label products to increase Schlotzsky's brand awareness. Private label products are used by franchisees in preparing foods and many of them are displayed at stores as part of the standard decor package. Some private label products are sold by franchisees for home consumption. In 1999, Schlotzsky's brand chips became available for retail purchase outside of the restaurant system for the first time in the domestic superstores of one of the world's largest retailers. In addition, a new line of Schlotzsky's-Registered Trademark- Deli meats, cheeses and condiments were test marketed in an East Texas based grocery chain and selected markets during 1999. The Company expects to continue to explore alternative channels for retail distribution of some of its private label products.

     COMPANY-OWNED STORES. The Company opened its flagship store in Austin, Texas in 1995 and it has continued to expand its portfolio of Company owned and operated locations over the past few years. During 1998 and 1999, the Company added primarily prototype units to its group of stores in and around its home market. At the end of 1999, the Company owned and operated 13 units, primarily in Texas and Georgia, and one location in New York City.
Over the last three years, the Company has also acquired ten other locations which it does not consider part of its permanent portfolio of Company units. The Company intends to re-market these locations once sales and operating results are improved. These stores are classified as "Restaurants Held for Sale". The operating results of the units held for sale are considered an operating cost of the Turnkey Program and are reported in Turnkey Development cost. Results from the restaurants the Company intends to own and operate on a long term basis, are reflected in restaurant operations figures. The
Company anticipates opening or acquiring additional stores in Texas during 2000. The Company operates these stores primarily for product development, concept refinement, prototype testing and training, and to build brand awareness. The Company may acquire or develop a limited number of other Company-owned stores in the future for these purposes and may acquire or develop others from time to time with the intent of transferring them to franchisees.

EXPANSION

     At December 31, 1999, the Schlotzsky's system consisted of 759 stores in 37 states, the District of Columbia, and 13 foreign countries. At December 31, 1997 and 1998, the system included 673 and 750 stores, respectively.

                    STORE LOCATIONS AS OF DECEMBER 31, 1999

                                                               NUMBER OF
        LOCATION                                                 STORES
        --------                                                 ------
        UNITED STATES:
        Texas..............................................         224
        Tennessee..........................................          38
        Arizona............................................          37
        Georgia............................................          35
        Florida............................................          32
        Illinois...........................................          32
        North Carolina.....................................          26
        Michigan...........................................          23
        Indiana............................................          22
        Colorado...........................................          21
        Wisconsin..........................................          21
        Alabama............................................          20
        California.........................................          18
        Oklahoma...........................................          17
        South Carolina.....................................          17
        Missouri...........................................          14
        Ohio...............................................          13
        Kansas.............................................          12
        New Mexico.........................................          11
        Louisiana..........................................          10
        Minnesota..........................................          10
        Nebraska...........................................          10
        Arkansas...........................................           9
        Utah...............................................           9
        Oregon.............................................           8
        Nevada.............................................           7
        Kentucky...........................................           6
        Virginia...........................................           6
        Washington.........................................           6
        Mississippi........................................           5
        Idaho..............................................           4
        West Virginia......................................           4
        North Dakota.......................................           3
        Hawaii.............................................           2
        Pennsylvania.......................................           2
        South Dakota.......................................           2
        District of Columbia...............................           1


        New York...........................................           1
                                                                  -----
        TOTAL DOMESTIC.....................................         738


        INTERNATIONAL:
        Argentina..........................................           4
        Malaysia...........................................           4
        Turkey.............................................           3
        Australia..........................................           1
        Bahrain............................................           1
        Canada.............................................           1
        China..............................................           1
        Germany............................................           1
        Guatemala..........................................           1
        Lebanon............................................           1
        Morocco............................................           1
        Saudi Arabia.......................................           1
        Venezuela..........................................           1
                                                                  -----
        TOTAL INTERNATIONAL:...............................          21
                                                                  -----

        TOTAL DOMESTIC & INTERNATIONAL:....................         759
                                                                  =====

TURNKEY PROGRAM

     The Company instituted the Turnkey Program to further assist franchisees in obtaining superior sites and to achieve more rapid development of new stores, especially in selected major markets where the Company believes there is strong demand by franchisees for good locations. The Company also believes that the Turnkey Program enhances the Company's ability to recruit qualified franchisees by securing and developing high profile sites and achieving critical mass for advertising purposes more quickly in selected markets. Under the Turnkey Program, the Company works independently or with an area developer. The Company will typically perform various services including, but not limited to, site selection, feasibility analysis, environmental studies, site work, permitting and construction management, receiving a fee and recognizing revenue upon the completion of these services. The Company may assign its earnest money contract on a site to a franchisee, an area developer, or a third-party investor, who then assumes responsibility for developing the store. The Company may also purchase or lease a selected site, construct a Schlotzsky's-Registered Trademark- Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee, or sell the store to an investor who leases the store to the franchisee.

     From inception of the Turnkey Program through 1997, the Company typically provided credit enhancement in the form of limited guaranties on the franchisees' leases for leased locations sold to investors. The Company obtained agreements from the franchisees to indemnify the Company in case the guaranties are called upon. Upon sale of the leased site or assignment of its earnest money contract to an investor, the Company deferred revenue generated (even though proceeds were received in cash) and allocable costs incurred in connection with the property. When a lease guaranty is terminated, or the Company's exposure to loss under the guaranty expires, the Company recognizes the revenue and allocable costs related to the site. Generally, if no credit enhancement was provided in connection with such transactions, the Company recognized the revenue and allocable expenses in the periods in which the transactions occurred.

     In 1998, the Company began encouraging ownership of the real estate by its franchisees through a new mortgage loan program. Under the mortgage program, the Company provided interim financing to the franchisee, to purchase a store built under the Turnkey Program or to purchase land and construct the building for a new store. The interim loan was either sold to, or refinanced by, an institutional lender. The Company provided credit enhancement for the franchisee in the form of a limited guaranty in favor of the lender. These guarantees were usually limited to the first two to five years and to 15% to 25% of the principal amount of the loan. Generally, the Company recognized the revenue and allocable expenses in the period in which the transaction occurred. The Company still provides interim financing for stores in development or recently opened in anticipation of long-term financing by a financial institution, although the Company recently instituted efforts to reduce the level of interim financing it provides by referring franchisees to certain institutional lenders to provide such interim financing.

     In addition, the Company charges a fee when it is requested to manage construction of a store on property owned by a franchisee or an investor. This construction management fee is recognized when the services are performed. The Company anticipates that the total investment in each developed free-standing location will be approximately $1,300,000 to $2,400,000 (less for leased locations).

MENU

     The Schlotzsky's-Registered Trademark- Deli menu provides customers with popular food items which the Company believes are fresher, more flavorful and of greater variety than those offered by competitors. The key menu groups are made-to-order sandwiches and pizzas, salads, soups, cookies and other desserts, and beverages. Sandwiches and pizzas are made with delicatessen-style meats, grilled chicken and specialty cheeses, all of which are purchased ready for use from approved suppliers. The Company's distinctive sandwich buns and pizza crusts are baked daily from scratch, rather than with pre-mixed or frozen dough, to ensure the highest quality and freshness.

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

     AREA DEVELOPERS. In 20 territories where 17 of the Company's area developers have retained their original service obligations, the area developers recruit and qualify franchisees according to criteria developed by the Company. Once a franchisee is approved by the Company, the area developer works with the Company to assist the franchisee in site selection, training, store design and layout, construction and financing. Each such area developer provides store opening assistance, monitors store performance and compliance with product and service quality standards established by the Company and helps to coordinate cooperative advertising within his territory. The Company pays area developers who retained their original service obligations 50% of all franchise fees paid by franchisees in their territories, although some area developers received up to 100% of certain franchise fees as an inducement to develop their territories more quickly. In addition, the Company also pays these area developers 2.5% constituting approximately 42% of the royalties received under franchise agreements providing for 6% royalties and 12.5% to 25% of royalties received under franchise agreements providing for 4% royalties, in each case with respect to franchisees in their territories.

     The percentage of franchise fees and royalties payable to the other 11 area developers has been reduced to approximately 33% and 21%, respectively, as a result of several transactions completed during 1999 and at the end of 1998. During the third quarter of 1999, the Company assumed territory management responsibility for its largest area developer in conjunction with an option to buy its territories. Net service costs associated with this arrangement were reduced to 1% effective October 31st and escalate to 2% by August 16, 2004, compared to the former 2.5% rate. A limited number of additional transactions are contemplated, but there can be no assurance that such transactions will be completed. Area developers are not required to own or operate stores, although some of the Company's area developers are also franchisees, or have investments in franchisees, under separate franchise agreements. Area developers are granted exclusive rights to one or more television markets in the United States, typically for a term of 50 years. Each area developer pays the Company a nonrefundable fee for the development rights for a market. The Company has typically received 10% to 50% of the area developer fee when the area development agreement is signed with the balance payable with interest over an 18 to 60-month period under a promissory note from the area developer.

     Area development agreements are nonassignable without the prior written consent of the Company, and consents have been granted from time to time. The Company retains rights of first refusal with respect to any proposed sale by the area developer. Area developers are not permitted to compete with the Company. Area developers typically commit to a store opening schedule for each territory. The Company has agreed to extend or waive store opening schedules for certain area developers under certain conditions, and has eliminated the schedules for those whose royalties were reduced. If an area developer fails to meet its obligations, the Company can terminate or repurchase its territory.

     FRANCHISEES. The Company believes the involvement of owners in daily store operations is critical to the success of a franchise. The Company prefers franchisees who will operate no more than three or four stores, located within a single market. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. Because the cost of building and equipping a Schlotzsky's -Registered Trademark- Deli restaurant is somewhat higher than for some other specialty sandwich franchise operations, the Company's franchisees must make certain minimum investments into their stores and typically must have substantial cash resources or a relatively high net worth to obtain financing to build and equip stores. While certain area developers identify and recruit potential franchisees, all franchisees must be approved by the Company.

     FRANCHISE AGREEMENTS. The Company enters into an agreement with each franchisee granting the franchisee the right to develop a store within a territory over a defined period of time. Once a site for a store has been selected by the franchisee and accepted by the Company, additional documentation specifying that site is signed. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $30,000 for the franchisee's first store and $20,000 for any additional store. The franchise fee is payable at the time of signing the agreement. The current standard franchise agreement provides for a term of 20 years (with one ten-year renewal option) and payment of a royalty of 6% of sales. As of December 31, 1999, 92 stores operated under franchise agreements entered into prior to 1991 were paying a royalty of 4% of sales.

     The Company has the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Government Regulation."

     FRANCHISEE TRAINING AND SUPPORT. Each franchisee is required to have a principal operator approved by the Company who satisfactorily completes the Company's training program and who devotes full business time and efforts to the operation of the franchisee's stores. Franchisees may also enroll each store manager in the Company's training program. The Company provides training at operating Schlotzsky's-Registered Trademark- Deli restaurants in various locations. In November 1995, the Company opened its new flagship Schlotzsky's-Registered Trademark- Deli restaurant in Austin, Texas, which includes training facilities. Most franchisee training is being conducted at that location. Franchisees are required to pass a minimum skills test before they can begin operating their first store. An on-site training crew is provided by the Company or an area developer for three days before and two days after the opening of a franchisee's first store. Company management and area developers maintain ongoing communication with franchisees, exchanging operating and marketing information.

     FRANCHISE OPERATIONS. All franchisees are required to operate their stores in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Food preparation is standardized and is limited to baking bread, slicing pre-cooked meats, cheese and produce, melting cheese and heating sandwiches and pizzas. Because they usually operate no more than three stores, franchisees are expected to be actively involved in monitoring operations at each store. Each franchisee has full discretion to determine the prices to be charged to its customers. Franchise stores are periodically inspected by area developers and the Company's field service representatives. The Company's field service representatives and area developers monitor compliance with the Company's standards and specifications as set forth in the franchise agreement and the Company's manuals.

     REPORTING. Most Schlotzsky's-Registered Trademark- Deli restaurant franchisees are required to report weekly sales and other data to the Company. Other franchisees are required to report monthly. Generally, 6% royalties are payable weekly by automatic bank drafts and 4% royalties are payable monthly by check. The Company is evaluating software for use by franchisees to record and report sales and other operating information and anticipates that franchisees may be able to license this software beginning at some point in 2000. Although the Company has the right to audit franchisees, it relies primarily on voluntary compliance by franchisees to accurately report sales and remit royalties. However, the Company began auditing some franchise locations during 1999 and expects to continue periodically auditing franchise locations during 2000.

     INTERNATIONAL MASTER LICENSEES. In addition to the Company's expansion in the United States, the Company has granted nonassignable rights to develop stores in international markets to master licensees. A master licensee is typically licensed for 50 years to use the Schlotzsky's trademarks in designated foreign territories and may grant area development rights and franchises in those territories. Unlike area developers, master licensees contract directly with franchisees, and the Company delegates the selection of franchisees and approval of sites to the master licensees. When a master license is granted, the master licensee pays the Company a negotiated, nonrefundable license fee. In some instances, the Company will negotiate a territorial agreement pursuant to which a foreign territory is reserved and the principal economic terms of the master license agreement are agreed upon in return for a nonrefundable fee to be applied toward the master license fee. The Company normally receives 15% to 35% of the master license fee in cash when the master license or territorial agreement is signed, with the balance payable with interest over a term of up to 48 months under a promissory note from the master licensee. Typically, the Company also receives one-third to one-half of any sublicense and franchise fees and one-third of any royalties received by the master licensee. All amounts payable to the Company by the master licensees must be paid in U.S. dollars. As of December 31, 1999, the Company had executed master licenses or territorial agreements covering 49 foreign countries. As with area developers, if master licensees fail to meet their obligations, the Company can terminate their rights or repurchase their territories. Master licensees are subject to various laws and regulations regarding franchising and licensing in their territories and are responsible for complying with these laws and regulations.

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

                                       STORES OPENED        STORES OPENED      STORES OPENED BETWEEN
                                           AS OF                AS OF           JANUARY 1, 1992 AND
    STORE SITE                       DECEMBER 31, 1991    DECEMBER 31, 1999      DECEMBER 31, 1999
    ----------                       -----------------    -----------------    ---------------------
Free-Standing................               24%                   56%                    60%
End-Cap......................               31                    25                     22
In-Line......................               28                     9                      6
Other........................               17                    10                     12
                                          ----                  ----                  -----
Total........................              100%                  100%                   100%
                                          ====                  ====                  =====

     The Company has developed a series of prototype store designs and specifications for free-standing and end-cap stores which it makes available for use by franchisees. These specifications may be adapted to existing restaurants and other retail spaces.

UNIT ECONOMICS

     The Company believes that the Schlotzsky's-Registered Trademark- Deli restaurant concept offers attractive unit economics. The cost to a franchisee of developing and opening a prototype Schlotzsky's-Registered Trademark-
Deli restaurant (excluding restaurants like the Company's flagship store) in leased space has recently ranged from approximately $400,000 to $700,000, including leasehold improvements, equipment, fixtures and initial working capital. The initial cost of owning a free-standing, prototype restaurant ranges from $1,300,000 to $2,400,000. During the twelve months ended December 31, 1999, the weighted average store sales for Schlotzsky's-Registered Trademark- Deli restaurants was approximately $550,000, although store revenue varies significantly depending upon the type, size and location of the store. The Company believes that food and paper costs for the Schlotzsky's-Registered Trademark- Deli menu items are relatively low as a percentage of gross store sales as compared to many quick service restaurant concepts.

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

     The Company has identified certain financial institutions who provide mortgage loans to qualified franchisees with stores developed through the Turnkey Program. These loans typically involve a limited guaranty by the Company. In certain cases, the Company acquires the right to the land and, in connection with the sale of the land to a franchisee (or another buyer who plans to subsequently sell the property to a franchisee), provides interim financing in anticipation of permanent financing by a financial institution. The Company has recently instituted efforts to reduce the level of interim financing it provides. Interim loans the Company has provided have been in the form of construction draw notes or mortgages. The Company had loaned an aggregate of approximately $8.9 million to various franchisees through this program, which had not been assigned to a financial institution as of December 31, 1999. There can be no assurance that financial institutions will agree to accept assignments of these or future loans made by the Company on acceptable terms, if at all.

     The Company from time to time agrees to guaranty its franchisees' obligations to equipment and real property lessors or subordinates all or a portion of its royalties to the obligations of franchisees on such leases. These guaranties provide for a limited number of payments or limited time period during which the Company may be required to perform on its guaranty.

     As of December 31, 1999, the Company had guaranteed an aggregate of approximately $34.2 million of franchisee obligations, which is principally comprised of real estate leases and mortgages, as well as equipment leases and other obligations of its franchisees.

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

     In addition, franchisees are required by the terms of their franchise agreements to spend at least 3% of gross sales on advertising. Effective January 1, 1999, the Company began collecting 1.75% of the 3% for network television advertising. Network advertising was initiated during the Spring of 1999. The Company requested franchisees to form local advertising groups to pool the remainder of the 3% in order to maximize the benefits of local advertising for members.

COMPETITION

     The food service industry is intensely competitive with respect to concept, price, location, food quality and service. There are many well established competitors with substantially greater financial and other resources than the Company. Such competitors include a large number of national, regional and local food service companies, including fast food and quick-service restaurants, casual full-service restaurants, delicatessens, pizza restaurants and other dining establishments. Some of the Company's competitors have been in existence longer than the Company and are better established in markets where Schlotzsky's stores are or may be located. The Company believes that it competes for franchisees with franchisors of other restaurants and various concepts.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 240 persons at its corporate headquarters and 805 persons at Company-owned restaurants. None of the Company's employees is covered by a collective bargaining agreement or is represented by any labor union. The Company believes its relationship with its employees is good.

RISK FACTORS

     In addition to the other information contained in this report, the following factors should be considered carefully in evaluating the Company:

     FORWARD LOOKING STATEMENTS. This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act" and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The words "expect," "estimate," "anticipate," "contemplate," "predict," "believe," "intend," "plan," "project" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's financing plans; (iii) the Company's business and growth strategies, including strategies related to the Company's Turnkey Program and plans to reduce the level of interim financing provided during the purchasing and construction phase of Turnkey Program store development; (iv) plans concerning the Company's relationship with its area developers; and (v) the declaration and payment of dividends. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Report including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business," as well as information contained in the Company's other filings with the Securities and Exchange Commission (the "Commission"), identify important factors that could cause such differences.

     RAPID GROWTH STRATEGY. During 1999, 66 new Schlotzsky's stores were opened. During 1997 and 1998, the Company and its franchisees opened 120 and 107 stores, respectively. This level of store openings is greater than that experienced by the Company prior to 1995. The Company relied primarily upon its franchisees, area developers, the Turnkey Program, and new geographic markets to accomplish this level of expansion. During 1999, the Company implemented more stringent criteria in its restaurant site selection process in an effort to increase sales potential at new locations. It is contemplated that this will result in fewer openings than were experienced from 1995 to 1998. The number of openings and the performance of new stores will depend on various factors, including: (i) the availability of suitable sites for new stores; (ii) the ability to recruit financially and operationally qualified franchisees; (iii) the ability of franchisees to negotiate acceptable lease or purchase terms for new locations, obtain capital required to construct, build-out and operate new stores, meet construction schedules, and hire and train qualified store personnel; (iv) the establishment of brand awareness in new markets; and (v) the ability of the Company to manage this anticipated expansion. Not all of these factors are within the control of the Company, and there can be no assurance that the Company will be able to maintain its growth or that the Company will be able to manage its expanding operations effectively. See "Business -- Strategy."

     TURNKEY PROGRAM. As of December 31, 1999, the Company had developed 149 stores under the Turnkey Program, twenty-one of which were developed during 1999. The Company expects that the Turnkey Program will continue to produce approximately 30% to 40% of new store development. There can be no assurance that results experienced to date are indicative of future performance under the program. The Company may be unable to sell properties acquired under the Turnkey Program at a profit or at its cost, and the Company could be required to sell properties at a loss or hold properties indefinitely, diminishing the capital available to reinvest in the Turnkey Program. The Company may also be unable to obtain permanent third party financing for interim loans made to the Company's franchisees, which would further diminish capital available for the Turnkey Program. During 1999, the Company terminated certain real estate purchase contracts and wrote off a significantly higher level of pre-development costs associated with those contracts than had been experienced in previous years. Most of the sites associated with the contracts written off no longer met current standards for Turnkey development sites. There can be no assurance that the Company's more stringent criteria for site selection will prevent this from recurring. See "-- Credit Risk and Contingencies," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and "Business -- Turnkey Program."

     RELIANCE ON AREA DEVELOPERS. The Company relies on certain area developers along with its own licensing efforts to find qualified franchisees in their areas. Area developers are independent contractors, and are not employees of the Company. Through 1998, most area developer agreements specified a schedule for opening stores in the territory covered by the agreement. In 1999, the Company eliminated the development schedule for several area developers in connection with the buy down of their rights to receive future franchise fees and royalties. In addition, the Company has agreed in the past to extend or waive development schedules for certain area developers. There can be no assurance that area developers will be able to meet their contractual development schedules. Delays in store openings could adversely affect the future operations of the Company.

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

     Between January 1, 1997 and December 31, 1999, 103 of the 293 new stores opened were within territories controlled by only two area developers. As of December 31, 1999, these two area developers controlled 15 territories having a total of 310 stores. As these territories mature, system-wide growth will depend upon more activity in other territories. The Company believes that the concentration of store openings among a relatively few area developers is due primarily to the longer tenure of these area developers with the Company and the size and maturity of the territories covered by their agreements. As the Company has reacquired or reduced the percentages of franchise fees and royalties payable to certain area developers, it has assumed an increasing level of responsibility for recruiting franchisees and received less assistance with openings from many of its area developers. In 1999, the Company assumed responsibility for all service requirements in the territories controlled by its largest area developer, as well as all or part of the services performed by several other area developers. Accordingly, its success in several markets will depend on its ability to perform functions it had previously relied on area developers to perform.

     DEPENDENCE ON FRANCHISING CONCEPT. Because royalties from franchisees' sales are a principal component of the Company's revenue base, the Company's performance depends upon the ability of its franchisees to promote and capitalize upon the Schlotzsky's concept and its reputation for quality and value. The Company believes that the costs to franchisees of opening Schlotzsky's-Registered Trademark- Deli restaurants, particularly those incurred under its more stringent site selection criteria, are higher than the store opening costs incurred by franchisees of many of the Company's competitors for franchisees. This necessarily limits the number of persons who are qualified to be franchisees of the Company. The Company has established criteria to use in evaluating prospective franchisees, but there can be no assurance that it, or its area developers, will recruit franchisees who have the level of business abilities or financial resources necessary to open Schlotzsky's stores on schedule or that franchisees will conduct operations in a manner consistent with the Company's concepts and standards. See "Business -- Franchising."

     The Company is subject to various state and federal laws relating to the franchisor-franchisee relationship. The failure by the Company to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. The Company believes that the franchising industry is experiencing an increasing trend of franchisees filing complaints with state and federal governmental authorities and instituting lawsuits against franchisors claiming that they have engaged in unlawful or unfair trade practices or violated express or implied agreements with franchisees. While the Company's experience is consistent with the trends in the industry, the Company believes that it is in material compliance with these laws and regulations and its agreements with franchisees, and that its relations with its franchisees are generally good. See "Business -- Government Regulation" and "-- Litigation."

     IMPORTANCE OF LICENSING FEES. During the past three years, the Company's revenue from private label licensing fees (brand contribution) has increased significantly as the volume of system sales has increased, terms with certain major suppliers have been renegotiated, and franchisees have increased their participation in the Company's purchasing programs. This revenue is largely dependent upon the voluntary participation of the franchisees. In 1999, Schlotzsky's brand chips became available for retail purchase outside of the restaurant system for the first time in the domestic superstores of one of the world's largest retailers. In addition, in 1999, a new line of Schlotzsky's-Registered Trademark- Deli meats, cheese and condiments were test marketed in an East Texas-based grocery chain and selected other markets. The Company will continue to explore other alternative retail channels of distribution for some of its private label products, and anticipates renegotiating the terms of its contracts with some of its suppliers, but there can be no assurance that the Company will achieve any significant or consistent revenue from such sources.

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

     CREDIT RISK AND CONTINGENCIES. The Company guarantees certain real estate obligations and equipment leases and other obligations of its franchisees. The Company entered into guarantees with respect to most of the leases between its franchisees and the buyers of the sites developed under the Turnkey Program prior to 1999. These guarantees typically cover lease payments and other obligations of the franchisee for a period ranging from 18 months to five years, and are effective throughout the term of the 20 year lease. The Company guarantees a limited portion of most of the loans sold to institutional lenders or made directly by such lenders for franchisees who purchased Turnkey Program sites pursuant to the loan financing program which the Company began implementing during 1998 and continued in 1999.

     Under the loan financing program, the Company has made interim mortgage loans and long-term subordinated loans to certain franchisees. See "Business --Turnkey Program" and "Business - Financing." At December 31, 1999, the Company was contingently liable for approximately $34.2 million which is principally comprised of guarantees on real estate leases and mortgages, equipment leases and loans, and other obligations of its franchisees. The principal amount of the loans outstanding under the loan financing program as of December 31, 1999 was approximately $8.9 million.

     The Company charges area developers and master licensees a fee ("developer fee") for the rights to develop a defined territory. Typically, a portion of the developer fee has been paid in cash and the balance paid with a promissory note from the area developer or master licensee. The Company periodically evaluates the credit risk and obtains annual valuations of these notes from an independent financial services institution with expertise in valuing instruments of this sort. As of December 31, 1999, the Company held notes receivable from area developers and master licensees in an aggregate principal amount of approximately $9.2 million. At December 31, 1999, the principal balance of these notes had been reserved on the financial statements of the Company by approximately $407,000. In addition, at December 31, 1999 there was $7.7 million of deferred revenue related to these transactions. The Company also holds notes receivable from certain franchisees related to the sale of Company-owned stores and certain other obligations. As of December 31, 1999, the outstanding principal amount of these notes was approximately $17.4 million. While the Company considers it unlikely that there will be defaults on a significant amount of the loans and notes described above, such defaults could adversely affect the Company's financial condition. Parties controlled by or related to directors, officers and principal shareholders of the Company have provided financing to certain area developers and master licensees and have guarantied obligations of certain area developers and master licensees to the Company. See "Certain Transactions -- Master License and Area Development Agreements" and "Business -- Franchising -- International Master Licensees."

     A wholly owned subsidiary of the Company is the general partner of a limited partnership that developed a retail shopping center in the Austin area. The Company has guaranteed the repayment of a loan for this project in the principal amount of $2.05 million due in October 2009. The Company does not exercise control over the partnership and does not consider its investment in the retail shopping center to represent a separate line of business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     LIMITED OPERATING HISTORY OF PROTOTYPES. Over the past several years, the Company has refined its store prototypes and currently encourages franchisees to develop larger, free-standing stores with higher visibility on superior sites. This has increased the costs to franchisees of opening and operating stores. The Company and franchisees have a limited history of operating these prototype stores, and results achieved to date may not be indicative of future results. There can be no assurance that, on a sustained basis, the Company will be able to attract and retain franchisees qualified to assume the increased debt and the management responsibility associated with the larger operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and the Notes thereto.

     GEOGRAPHIC CONCENTRATION. Of the 759 stores in the system at December 31, 1999, 224 were located in Texas. A downturn in the regional economy or other significant adverse events in Texas could have a material adverse effect on the Company's financial condition and results of operations.

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

     CONTROL BY PRINCIPAL SHAREHOLDERS. As of December 31, 1999, John C. Wooley and Jeffrey J. Wooley beneficially owned an aggregate of approximately 15.4% of the outstanding Common Stock. Additionally, Greenfield Capital Partners B.V. and NethCorp Investments VI B.V., entities of which Floor Mouthaan, a director of the Company is the managing director, beneficially owned an aggregate of 5.6% of the outstanding Common Stock. As a result, these shareholders, if they were to act in concert, would have the ability to influence the outcome of any issue submitted to a vote of the shareholders. There are no agreements or understandings among these shareholders regarding the voting of their shares, but to date they have voted consistently on matters submitted to a vote of the shareholders.

     DEPENDENCE ON MANAGEMENT AND KEY PERSONNEL. The Company's success is highly dependent upon the efforts of its management and key personnel, including its Chairman of the Board and President, John C. Wooley. The Company has employment agreements with John C. Wooley and Jeffrey J. Wooley each of which includes certain noncompetition provisions that survive the termination of employment. The employment agreements were entered into effective February 1998 and will expire in February 2001. The Company also has obtained certain noncompetition agreements from several other members of management and key personnel who are not subject to employment agreements. However, there can be no assurance such noncompetition agreements will be enforceable. The loss of the services of John C. Wooley or other management or key personnel could have a material adverse effect on the Company. The Company does not carry key man life insurance on any of its officers. See "Management."

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

     SHARES ELIGIBLE FOR FUTURE SALE. As of December 31, 1999, the Company had 7,417,714 shares of Common Stock outstanding. A substantial number of shares will become available for sale in the public market at various times. No predictions can be made as to the effect, if any, that market sales or the availability of shares for future sale will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales could occur, could adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through a public offering of equity securities.

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

     In 1999, the Company entered into an Option Agreement with its largest area developer pursuant to which it agreed that if there is a change in control of the Company (defined to include the acquisition of at least 20% of the outstanding common stock by someone other than John C. Wooley or Jeffrey
J. Wooley), the Company is obligated to pay between $2.8 million and $3.8 million to prevent the option to reacquire the area developer agreement from lapsing. Such payment is applicable to the exercise price, if and when paid.

     In December 1999, the Company entered into a Credit Agreement with Wells Fargo Bank, (Texas), N.A., as agent for a group of lenders, pursuant to which the Company obtained a new credit facility for up to $40,000,000, in the aggregate. Under the Credit Agreement, the acquisition of beneficial ownership of more than 33% of the outstanding stock of the Company by a person or group of related persons constitutes a default, resulting in the possible acceleration of outstanding indebtedness.

ITEM 2.  PROPERTIES

     In March 1997, the Company entered into a lease with a limited liability company owned by John C. Wooley and Jeffrey J. Wooley for a new corporate headquarters facility in Austin. This lease will expire in 2007. The facility consists of approximately 41,000 square feet of office and storage space. The Company moved to this new facility in November 1997. In addition, this limited liability company has provided the Company with storage space over the last ten years rent free. During that period the Company was using up to approximately 20,000 square feet of storage. Subsequent to December 31, 1999, the location of the space was sold and the Company had to lease another storage location. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

     The Company operates 23 restaurants in eight states. Thirteen of these stores are considered to be in the Company's portfolio of restaurants to be held for the long term, and their operating results are reflected in the Restaurant Operations figures. Of these units, eleven are in Texas, one is in Georgia, and one is in New York. The remaining ten stores are considered held for sale, and their results are included in the Turnkey Development segment. These locations include three in Georgia, two in Texas, one in Alabama, one in Utah, one in Mississippi, one in Arizona, and one in Illinois. The properties consist of land, building, leasehold improvements, and restaurant equipment. The equipment is typically owned, and the land and building is either owned or leased.

     As of December 31, 1999, the Company had 59 store sites in various stages of development under the Turnkey Program. Development was completed on 3 sites and these sites are operating and under lease or mortgage. Nine of the sites in development are in various stages of construction and 47 sites remain in the pre-development stage. The Company also owns an additional five sites, which it contemplates remarketing. It is contemplated that sites acquired under the Turnkey Program will be sold to franchisees and investors at various stages of development or after completion. See "Business -- Turnkey Program."

     Schlotzsky's Real Estate, Inc., a wholly-owned subsidiary of the Company, is the 1% general partner of a limited partnership which owns a 17,600 square foot shopping center in suburban Austin. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 3.  LEGAL PROCEEDINGS

     The State of New Mexico Taxation and Revenue Department assessed the Company $131,000 for gross receipts taxes, penalties and interest for the years 1987 through 1993. The assessment imposed gross receipts taxes on franchise fees and royalties received by the Company from New Mexico franchisees and NAMF contributions by those franchisees. The Company filed a protest with the New Mexico Taxation and Revenue Department claiming that the assessment violated the Commerce Clause of the United States Constitution because the Company does not have any physical presence in or substantial nexus with New Mexico. In November 1999, the Company accepted an amnesty offer from the state of New Mexico, withdrew its protest and paid $121,000 in full satisfaction of all claims by the state through 1998. The Company had reserved a liability for taxes and attorneys' fees in respect of this assessment in excess of the amount paid. If other state taxing authorities attempt to impose taxes on receipts derived by the Company from franchisees in those states, the Company's financial condition and results of operations could be materially adversely affected.

     On February 8, 1999, the Lone Star Ladies Investment Club, et al., filed a consolidated amended class action lawsuit in the Western District of Texas against the Company and four of its officers and directors (Monica Gill, Executive Vice President and Chief Financial Officer; John M. Rosillo, director; Jeffrey J. Wooley, Senior Vice President and director; and John C. Wooley, President and Chairman of the Board of Directors). The complaint alleges securities fraud arising from a change in the timing of recognition of revenue from the sale of real estate properties in connection with which the Company provided limited guaranties on franchisees' leases of the properties. In April 1998, Registrant announced that 1997 earnings would be lower than previously announced because it would defer revenue received in the fourth quarter from such real estate transactions rather than recognizing it during the period in which the transaction occurred, as previously contemplated. Plaintiffs seek monetary damages in an unspecified amount. On August 5, 1999, the Defendants' Motion to dismiss the consolidated complaint was granted, with prejudice. Plaintiffs filed a notice of appeal on September 28, 1999, and filed their appellate brief on or about December 12, 1999. Defendants filed their brief in response on February 25,

2000. The Company believes that the allegations are without merit and intends to vigorously defend against the appeal.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, no par value, and 1,000,000 shares of Class C Preferred Stock, no par value. The Company's Common Stock is traded on the National Market of the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the Symbol "BUNZ". Trading began on
December 15, 1995 in connection with the Company's initial public offering.
No public market existed for the Common Stock prior to that time. As of March 14, 2000, 7,430,027 shares of outstanding Common Stock were owned by approximately 5,700 beneficial owners constituting 270 shareholders of record.

     The high and low bid prices as reported by NASDAQ for the period from January 1, 1998 to December 31, 1999 are set forth below:

                                           HIGH      LOW
                                          ------   ------
     FISCAL 1998
          First Quarter.................  23 3/8   14 3/4
          Second Quarter................  22 5/8   13 3/16
          Third Quarter.................  18 1/2    9 1/8
          Fourth Quarter................  11 1/4    9 1/4

     FISCAL 1999
          First Quarter.................  13 5/16  10
          Second Quarter................  12 1/2   10 1/8
          Third Quarter.................  12 1/4    7 5/8
          Fourth Quarter................   8 1/4    6

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

     The Transfer Agent and Registrar for the Company's Common Stock is Harris Trust and Savings Bank of Chicago, Illinois.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The historical consolidated financial data as of and for the years ended December 31, 1997, 1998 and 1999 have been derived from the audited consolidated financial statements of the Company and its predecessor entities, included elsewhere herein. The balance sheet data and statement of operations data as of and for the years ended December 31, 1995 and 1996 has been derived from the Company's audited financial statements not included or incorporated herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere in this report.

                                                                              FISCAL YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------------------------
                                                               1995          1996          1997          1998          1999
                                                            ----------    ----------    ----------    ----------    ----------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
   Royalties.........................................        $ 7,425       $10,747       $14,561       $18,885       $21,547
   Franchise fees....................................          1,494         1,775         1,555         1,365           843
   Developer fees (1)................................          2,666         1,993           325           270         1,057
   Restaurant sales..................................            505         3,610         6,364         7,720        14,816
   Brand contribution................................            397         1,295         2,915         4,003         6,173
   Turnkey development...............................             41           726         1,139         8,314         1,687
   Other fees and revenue............................            324           568         1,110         1,291         1,815
                                                            ----------    ----------    ----------    ----------    ----------
       Total revenue.................................         12,852        20,714        27,969        41,848        47,938
Costs and expenses:
   Service costs:
     Royalties.......................................          2,405         3,791         5,373         7,225         6,601
     Franchise fees..................................            767           959           813           697           389
   Restaurant operations:
     Cost of sales...................................            189         1,183         2,014         2,513         4,404
     Labor costs.....................................            408         1,424         2,493         3,205         5,482
     Operating expenses..............................            251         1,040         1,952         2,168         3,358
   Turnkey development costs.........................            332           519           368         4,806         5,164
   General and administrative........................          5,419         6,509         7,686        11,472        13,677
   Depreciation and amortization.....................            458           779         1,155         1,885         2,855
                                                            ----------    ----------    ----------    ----------    ----------
       Total costs and expenses......................         10,229        16,204        21,854        33,971        41,930
                                                            ----------    ----------    ----------    ----------    ----------
     Income from operations..........................          2,623         4,510         6,115         7,877         6,008
Other:
     Interest income ................................            286           786         1,050         2,296         3,142
     Interest expense................................           (435)         (331)         (297)         (238)       (2,279)
     Other income....................................            138           132           195            --            --
                                                            ----------    ----------    ----------    ----------    ----------
       Total other income (expense)..................            (11)          587           948         2,058           863
                                                            ----------    ----------    ----------    ----------    ----------
Income before continuing operations before
     income taxes....................................          2,612         5,097         7,063         9,935         6,871
     Income taxes....................................         (1,017)       (1,902)       (2,614)       (3,729)       (2,525)
Income from continuing operations....................          1,595         3,195         4,449         6,206         4,346
     Cumulative effect of change in accounting
       principle.....................................             --            --            --            --        (3,820)
     Extraordinary Gain..............................             38            --            --            --            --
                                                            ----------    ----------    ----------    ----------    ----------
Net income...........................................        $ 1,633       $ 3,195       $ 4,449       $ 6,206       $   526
                                                            ==========    ==========    ==========    ==========    ==========
Income from continuing operations - basic                        .47           .58           .74           .84           .59
Income from continuing operations - diluted                      .42           .57           .71           .82           .58

Net income per share - basic.........................          $0.47       $  0.58       $  0.74       $  0.84       $  0.07
Net income per share - diluted.......................          $0.42       $  0.57       $  0.71       $  0.82       $  0.07

Working capital......................................        $18,750       $13,515       $42,563       $26,842       $16,606
Total assets.........................................         36,708        40,979        79,521       104,822       132,759
Long-term debt, less current maturities..............          3,029         3,129         1,936         9,219        21,275
Stockholders' equity.................................         28,974        32,312        66,991        73,963        74,735

(1) Effective January 1, 1999, The Company implemented a change in accounting principle regarding revenue recognition of developer fees. See discussion in Item 7.

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

    Royalties are based on a percentage of franchisees' net sales and are recognized by the Company in the same period that the franchise store sales occur. Generally, royalties are earned at the rate of 6% of sales for stores opened after 1991 and 4% of sales for stores opened before that time. Royalties are paid by means of weekly automatic drafts by the Company on franchisee bank accounts for 6% royalty stores. As of December 31, 1999, 92 franchised stores were paying royalties on a monthly basis at the rate of 4%. This number of stores will decline as older franchise agreements expire (the majority of which will expire after 2000). A portion of the royalties received by the Company are paid to its area developers as royalty service costs for providing on-going services to franchisees in their territories. See "Business -- Franchising --Area Developers." Royalties have increased since 1992 due not only to the growth in the number of stores, but also to increases in average weekly sales. The increase in average weekly sales is due primarily to the conversion of older franchise stores to the Schlotzsky's-Registered Trademark- Deli restaurant concept, as well as the selection of more free-standing locations for newer stores, which have better visibility and generally experience higher sales than the smaller "in-line" stores located in strip shopping centers which are characteristic of stores opened prior to 1992.

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

    Restaurant sales are reported from Company-owned stores, and declined between 1991 and 1994 as a result of the Company's strategy adopted in 1991 to develop only franchised stores. The number of Company-owned stores declined from 22 to two stores between 1990 and 1994. Restaurant sales increased significantly in 1996 because the Company's flagship restaurant in Austin, Texas was in operation the entire year and because two additional stores were acquired from franchisees during 1996. As of December 31, 1999, thirteen Company stores were being operated primarily for product development, concept refinement, brand leadership and training franchisees. Management does not believe that the operating costs for Company-owned stores are necessarily indicative of costs for franchised stores on a system-wide basis. Restaurant sales should increase as the Company continues to acquire or open a limited number of additional Company-owned stores. See "Business -- Strategy -- Company-Owned Stores."

     The Company charges developers a nonrefundable fee for the exclusive rights to develop a defined territory for a specified term. Typically, a portion of the developer fee is paid in cash and the balance is paid with a promissory note. See "Business -- Franchising -- Area Developers" and "-- International Master Licensees." Prior to 1999, when the Company had fulfilled substantially all of its contractual responsibilities and obligations, such as training, providing manuals, and, in the case of master licensees, reasonable efforts to obtain trademark registration, it recognized as revenue the cash portion of the fee and the value of the promissory note, as determined by an independent third party valuation. As a result of recent positions taken by the Securities and Exchange Commission, the Company made a change in its accounting policy for revenue recognition of developer fees effective January 1, 1999. With the change in accounting principle, revenue generated from developer transactions will be recognized over the term of the development schedule within the developer contracts generally about a ten year period. Developer fees recognized in 1997 and 1998 under the previous accounting policy were less than in previous years as most of the remaining domestic territories had been sold and fees from the licensing of international territories, which are not aggressively marketed by management, were sporadic. Fees recognized in 1999 primarily represent amortization of prior years' fees pursuant to the change in accounting principle.

     Revenue is also generated from brand contribution (private label licensing fees) and the Turnkey Program. The Company has licensed manufacturers to produce Schlotzsky's private label products and began receiving licensing fees from sales of private label foods to franchisees in late 1994. This revenue has increased significantly to $2,915,000 for 1997, $4,003,000 for 1998 and $6,173,000 for 1999. The Company believes that private label licensing fees will increase as a greater portion of the systems' menu ingredients are covered by the program, system-wide sales grow, terms with various suppliers are renegotiated and alternative channels of distribution are exploited. See "Business -- Purchasing; Private Labeling" and "Risk Factors -- Importance of Licensing Fees."

     The Company instituted the Turnkey Program to further assist franchisees in obtaining superior sites and to achieve more rapid penetration in those selected major markets where the Company believes there is strong demand by franchisees for good locations. Under the Turnkey Program, the Company works independently or with an area developer to identify superior store sites within a territory. The Company will typically perform various consulting services including, but not limited to, site selection, feasibility analysis, environmental studies, site work, permitting and construction management, receiving a fee and recognizing revenue upon the completion of these services. The Company may assign its earnest money contract on a site to a franchisee, or a third-party investor, who then assumes responsibility for developing the store. The Company may also purchase or lease a selected site, design and construct a Schlotzsky's-Registered Trademark- Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor.

     The Company anticipates that the total investment in each developed free-standing location will be approximately $1,300,000 to $2,400,000 (less for leased locations). From inception of the Turnkey Program through 1997, the Company typically provided a credit enhancement in the form of a limited guaranty on the franchisee's lease for leased locations. Upon sale of the leased site or assignment of its earnest money contract, the Company has deferred revenue generated (even though proceeds were received in cash) and allocable costs incurred in connection with the property. When a lease guaranty is terminated, or the Company's exposure to loss under the guaranty has passed, the Company recognizes the revenue and allocable costs related to the site. Generally, if no credit enhancement is provided in connection with such transactions, the Company may recognize the revenue and allocable expenses in the periods in which the transactions occur. During 1998, the Company began emphasizing ownership of the real estate by franchisees through a program which entails acquiring the rights to a superior site and reselling the property, or its rights (with any improvements), to a franchisee whose mortgage loan is financed by a third party financial institution. The Company provides credit enhancement for the franchisee in the form of a limited guaranty in favor of the lender. Generally, in those cases, the Company recognizes the revenue and allocable expenses in the period in which the transaction occurs. In some cases, the Company may interim finance land and building costs in anticipation of permanent financing by a financial institution. The Company believes that the Turnkey Program enhances the Company's ability to recruit qualified franchisees by securing and developing high profile sites and achieving critical mass for advertising purposes more quickly in selected markets. In addition, the Company charges a fee when it is requested to manage construction of a store on property owned by a franchisee or an investor. This construction management fee is recognized when the store is completed.

     The following table sets forth (i) the percentage relationship to total revenue of the listed items included in the Company's consolidated statements of operations, except as otherwise indicated, and (ii) selected store data.

                                                                   FISCAL YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                1997             1998             1999
                                                            ------------    ------------     ------------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
   Royalties.........................................            52.1%           45.1%            44.9%
   Franchise fees....................................             5.6             3.3              1.8
   Developer fees....................................             1.2             0.6              2.2
   Restaurant sales..................................            22.7            18.4             30.9
   Brand contribution................................            10.4             9.6             12.9
   Turnkey development...............................             4.1            19.9              3.5
   Other fees and revenue............................             3.9             3.1              3.8
                                                            ------------    -------------    ------------
       Total revenue.................................           100.0           100.0            100.0
Costs and expenses:
   Service costs:
     Royalties(1)....................................            36.9            38.3             30.6
     Franchise fees(2)...............................            52.3            51.1             46.1
   Restaurant operations:
     Cost of sales(3)................................            31.6            32.6             29.7
     Labor costs(3)..................................            39.2            41.5             37.0
     Operating expenses(3)...........................            30.7            28.1             22.7
   Turnkey development costs (4) ....................            32.3            57.8            306.1
   General and administrative........................            27.5            27.4             28.5
   Depreciation and amortization.....................             4.1             4.5              6.0
       Total costs and expenses......................            78.1            81.2             87.5
                                                            ------------    -------------    ------------
     Income from operations..........................            21.9            18.8             12.5
Other:
     Interest income.................................             3.8             5.5              6.6
     Interest expense................................            (1.1)           (0.6)            (4.8)
     Other income (expense)..........................             0.7             0.0              0.0
                                                            ------------    -------------    ------------
       Total other income............................             3.4             4.9              1.8
                                                            ------------    -------------    ------------
Income before income taxes and cumulative effect of
     change in accounting principle..................            25.3            23.7             14.3
     Provision for income taxes......................             9.3             8.9              5.3
                                                            ------------    -------------    ------------
Income before cumulative effect of change
     in accounting principle.........................            15.9%           14.8%             9.1%
                                                            ============    =============    ============
Cumulative effect of change in accounting principle,
     net of tax.....................................               --              --             (8.0%)
                                                            ------------    -------------    ------------
Net income..........................................             15.9%           14.8%             1.1%
                                                            ============    =============    ============

STORE DATA:
     System-wide sales(5)...........................         $270,400        $348,500         $400,300
     Change in same store sales(6)..................              3.4%            3.1%             2.8%
     Weighted average annual store sales(7).........         $455,000        $503,000         $550,000
     Weighted average weekly store sales(7).........         $  8,753        $  9,671         $ 10,579
     Change in average weighted weekly
       store sales(8) ..............................             11.3%           10.5%             9.4%
     Number of stores opened during period..........              120             107               66
     Number of stores closed during period..........               20              30               57
     Number of stores in operation at end
       of period....................................              673             750              759

--------------------------------------------

(1)  Expressed as a percentage of royalties.
(2)  Expressed as a percentage of franchise fees.
(3)  Expressed as a percentage of restaurant sales.

(4)  Expressed as a percentage of Turnkey development.
(5) In thousands. Includes sales for all stores, as reported by franchisees or derived by the Company from other data reported by franchisees.
(6) Same store sales are based upon stores which were open for the entire period indicated and for at least eighteen months as of the end of the corresponding prior period, including stores which were temporarily closed and reopened within six months.
(7)  In actual dollars (rounded in the case of average annual store sales).
(8) Percentage change in weighted average weekly store sales from previous fiscal year.


RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO 1998

     REVENUE. Total revenue increased 14.6% from $41,848,000 to $47,938,000.

     Royalties increased 14.1% from $18,885,000 to $21,546,000. This increase was due to the full year impact of stores opened in 1998 and the addition of 66 restaurants opened during the period from January 1, 1999 to December 31, 1999. Also contributing to the increase was the growing influence of larger freestanding stores with higher visibility, a 9.4% increase in average weekly sales and a 2.8% increase in same store sales. In addition, this increase is directly related to the 14.9% increase in system sales. Royalties increased at a lower rate during 1999 than 1998, primarily due to 57 closings which occurred during 1999. However, the majority of closings tended to be underperforming stores and stores that had been temporarily closed and the franchisee had not made any significant effort to reopen or relocate within the time required by the franchise agreement. In addition, the Company's first national, network television advertising campaign was completed in 1999 impacting sales for the system.

     Franchise fees decreased 38.2% from $1,365,000 to $843,000. This decrease was a result of 41 fewer openings during 1999, as compared to 1998. The fewer number of openings is principally the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified and better capitalized franchisees.

     Developer fees increased 291.5% from $270,000 to $1,057,000. While the level of developer transactions increased, developer fees reported for the year are primarily attributable to recognition of deferred revenue from transactions which occurred prior years due to the change in accounting principle. As a result of the change, developer fees are now being recognized over the term of the development schedules. Because of the change in the accounting principle, the Company anticipates that revenue recognized from developer fees will be a more consistent amount from period to period during the next several years.

     Restaurant sales increased 91.9% from $7,720,000 to $14,816,000. This increase was attributable to Company-owned stores added during 1998 and the addition of five stores to the Company portfolio during 1999. In the future, it is contemplated that several more Company-owned stores will be developed, operated and maintained by the Company in certain key markets, but that the total number of Company units will remain at a small percentage of the franchise system.

     Private label licensing fees (brand contributions) increased 54.2% from $4,003,000 to $6,173,000. The increase was the result of more favorable terms with certain major suppliers than terms in place in the prior year, as well as the increasing volume of system-wide sales and greater franchisee participation in the Company's purchasing programs. In addition, sales of private label products through alternative channels of distribution was greater than it had been in previous years, but still constituted less than 2.4% of the fees recognized in 1999.

     Turnkey development revenue decreased 79.7% from $8,314,000 to $1,687,000. In 1999, the Company placed less emphasis on generating a material margin on the transactions it completed, but rather focused on bringing the best value in terms of project cost to its franchisees, while recovering some portion of its overhead cost. In addition, in 1998, $2,102,000 of the revenue was related to transactions completed in 1997 involving the Company's lease guaranties, which were terminated in 1998. The 1999 revenue includes approximately $363,000 of rental revenue from sites completed and under lease. The Company anticipates that Turnkey development may remain at this lower level in the future as a greater emphasis is placed on superior sites and controlling the cost to franchisees of each project.

     Other fees and revenues increased 40.8% from $1,289,000 to $1,815,000. This change was primarily due to the increased level of supplier contributions to the Company's annual convention held in June 1999, and a one-time gain on the sale of the Company's limited partnership interest in an entity that owns a small shopping center in suburban Austin, Texas.

     COSTS AND EXPENSES. Royalty service costs decreased 8.6% from $7,225,000 to $6,601,000, and as a percentage of royalties declined from 38.3% to 30.6%. This decrease reflects the impact of the reacquisition and reduction of certain area developers interests in royalties during 1999. Area developers generally receive approximately 42% or 21% of the royalties from stores in their territories (depending on whether their share of royalties is 2.5% or 1.25%). The Company expects royalty service costs as a percentage of royalty revenue to continue to decrease because the Company recently assumed territory management responsibility for its largest area developer in conjunction with an option to buy its territories (exercisable until 2012). Under this option agreement, net service costs associated with this territory management are 1% of royalties effective October 31, 1999 and escalate to 2% by August 16, 2004, versus the current 2.5% rate. The Company may buy-down the rights and obligations of certain area developers and may re-acquire the full development rights to a limited number of territories over the next few years.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased 75.2% from $2,513,000 to $4,404,000, but as a percentage of restaurant sales decreased from 32.6% to 29.7%. Restaurant labor costs increased 71.0% from $3,205,000 to $5,482,000, but as a percentage of restaurant sales decreased from 41.5% to 37.0%. Restaurant operating expenses increased 54.9% from $2,168,000 to $3,358,000, but, again, as a percentage of restaurant sales decreased from 28.1% to 22.7% for 1999, as compared to 1998. These percentage decreases were primarily due to operational efficiencies experienced and cost controls implemented in the management of the Company-owned stores. The decreases are also due to the increasing sales outpacing the increased costs associated with operating the units.

     Turnkey development costs increased 7.4% from $4,806,000 to $5,164,000 and as a percentage of Turnkey development revenue increased from 57.8% to 306.1%. These increases are primarily the result of fewer revenue transactions in 1999 compared to 1998. In addition the Company experienced approximately $900,000 in write-offs of Turnkey development costs associated with sites under contract which were removed from consideration during the period. Most of the sites written off either demonstrated higher than expected development costs or no longer met current, more stringent standards for Turnkey development sites.

     General and administrative expenses increased 19.2% from $11,471,000 to $13,678,000, and as a percentage of total revenue remained relatively stable at 28.5%. The Company previously announced its goal of maintaining year 2000 general and administrative expenses at about the 1999 level.

     Depreciation and amortization increased 51.5% from $1,885,000 to $2,856,000, and as a percentage of revenue increased from 4.5% to 6.0%. The dollar and percentage increases were principally due to amortization of goodwill and other intangibles acquired in 1998 and 1999, such as area developer territories and certain franchise rights, and depreciation related to the additional stores the Company was operating during the year.

     Interest income increased 36.9% from $2,296,000 to $3,142,000. This increase was a result of a greater level of funds outstanding in the form of Turnkey Mortgages and interim construction financing under the Turnkey Program and an increase in the notes receivable related to the sale of limited development rights. The Company plans to reduce the level of interim construction financing by referring franchisees to third party financing sources.

     Interest expense increased 858% from $238,000 to $2,279,000. This increase was the result of a greater level of debt outstanding during the current period. The Company expects interest expense will trend slightly upward as a result of the 1999 debt financing used to fund the re-acquisition of certain area developer rights.

     INCOME TAX EXPENSE. Income tax expense reflects a combined federal and state effective tax rate of 36.8% for 1999, which is slightly lower than the effective combined tax rate for the comparable period in 1998. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will remain fairly stable.

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

     Developer fees decreased 16.9% from $325,000 to $270,000. This decrease was primarily the result of less emphasis on these transactional fees and the fact that the development rights to most domestic markets have been sold. The change in accounting principle did not affect revenue recognition of developer fees.

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

     COSTS AND EXPENSES. Royalty service costs increased 34.5% from $5,373,000 to $7,225,000. This increase was a direct result of the increase in royalty revenue for 1998, as compared to 1997. Royalty service costs as a percentage of royalties grew from 36.9% to 38.3%. This increase reflects the growing percentage of restaurants serviced by the area developer system and whose area developers received approximately 42% of the royalties from the stores in their territories.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $4,297,000 for 1999. Accounts payable and accrued liabilities decreased $6,671,000, primarily because of development territory purchases that were accrued in 1998 and funded in 1999. The Company used only a net $2,791,000 of cash primarily in continuing its construction and mortgage program for the Turnkey Program. Net cash of $32,547,000 was used in investing activities primarily consisting of the reacquisition of certain area developer rights and the royalty stream associated with them. Also, the Company completed three Company owned stores and used net cash of $5,629,000 to loan to the franchise system for national advertising.

     At December 31, 1999, the Company had approximately $40,730,000 of debt outstanding. During 1999, the Company borrowed approximately $26,134,000 in connection with the re-acquisition of certain domestic development rights and drew on its line of credit to fund Turnkey development activities. During 1998, the Company had borrowed $5,000,000 primarily in connection with the re-acquisition of certain domestic development rights. As of December 31, 1999, the Company had drawn substantially all of the $15,000,000 available under the Company's line of credit from a financial institution to finance Turkey Program capital requirements. In December 1999, the Company announced it had obtained a new credit facility for up to $40,000,000, consisting of $35,000,000 to refinance (i) repurchases of certain area developers' interests in royalties into a long term facility, and (ii) renewal of a revolving line of credit used to develop Company restaurants and restaurants being developed through the Turnkey Program. The remaining $5,000,000 supports a letter of credit benefiting the Schlotzsky's National Advertising Association, Inc. in its purchase of national television advertising. The credit facility imposes a number of covenants on the Company, including limitations on additional borrowings, capital expenditures, contingent liabilities, and requirements to maintain certain financial ratios, working capital and net worth. While the Company is currently in compliance with these covenants, failure to do so would have material adverse consequences to the Company. These notes bear interest at rates ranging from the lender's prime interest rate to 10.6% and all mature by the end of 2001.

     The Company guaranties certain real estate leases, equipment leases and other obligations of franchisees. At December 31, 1999, these contingent liabilities totaled approximately $34,249,000. Included in this amount is a construction loan for a limited partnership in which the Company and its subsidiary, Schlotzsky's Real Estate, Inc., own a combined 10% interest in capital and profits. The loan, for which the Company is liable for the full amount, had a balance of approximately $2,048,000 at December 31, 1999, bears interest at prime plus 1.25% and matures January 2016. Monthly payments are being made by the limited partnership.

     The Company plans to develop additional Company-owned stores in the next 18 months in the Austin market and certain selected other markets. Funds of approximately $10,000,000 are estimated to be required for the development of these Company-owned stores. The Company anticipates funding these developments through long-term financing or available working capital.

     The Company continues to refine its Turnkey Program and expects that it will have 30 to 80 sites under contract or at various stages of development at any given time. The Company has used the net proceeds from its public offerings and the proceeds from sites sold and contracts assigned to finance the activity of the Turnkey Program to date. Even with a lower level of anticipated activity in the Turnkey Program, the capital required to finance the Turnkey Program will be significant. The tables below provide a summary of Turnkey Program activity since its inception and a summary of the status of the Turnkey Program at December 31, 1999.

                                                                                     FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
Turnkey Program revenue consists of the following:                    ----------------------------------------------
                                                                           1997             1998             1999
                                                                      ------------      ------------     -----------
Sales to investors and franchisees............................        $ 31,361,869      $ 29,596,310     $ 5,520,693
Development and construction management fees..................             190,000           176,562              --
                                                                      ------------      ------------     -----------
     Gross Turnkey Program revenue............................          31,551,869        29,772,872       5,520,693
Turnkey Program development costs.............................         (28,829,065)      (23,382,340)     (4,228,655)
                                                                      ------------      ------------     -----------
     Net revenue from Turnkey Program projects................           2,722,804         6,390,532       1,292,038
Rental income.................................................             303,091           258,187         363,386
Interim construction interest.................................               1,270           238,888          31,731
Deferred revenue recognized...................................                  --         1,426,819              --
Revenue deferred..............................................          (1,888,555)               --              --
                                                                      ------------      ------------     -----------
     Total Turnkey Program revenue............................        $  1,138,610      $  8,314,426     $ 1,687,155
                                                                      ============      ============     ===========

     The following table reflects system performance of the Turnkey Program for the years ended December 31, 1998 and 1999.

                                                                         NUMBER OF UNITS
                                                                         ---------------
                                                                         1998       1999
                                                                         ----       ----
Sites in process at beginning of year...........................           78         86
Sites beginning development during the year.....................          122         55
Sites removed from consideration during the period..............          (41)       (68)
Sites inventoried as Company-owned stores.......................           (1)        (2)
Sites inventoried as real estate or restaurants held for sale...           (2)        --
Sites sold - revenue recognized.................................          (69)        (9)
Sites sold - revenue deferred...................................           --         --
Other...........................................................           (1)        (3)
                                                                         ----       ----
Sites in process at end of year.................................           86         59
                                                                         ====       ====
                                                                                             INVESTED AT
                                                                                             DECEMBER 31,
                                                                                                 1999
                                                                                            ------------
Sites under development or to be sold...........................            4          9    $  8,325,000
Predevelopment Site (prequalification)..........................           82         50       1,895,000
                                                                         ----       ----    ------------
    Total.......................................................           86         59    $ 10,130,000
                                                                         ====       ====    ============

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

      The Company's computer software programs utilize four digits to define the applicable calendar year and therefore the Company believes that it has no material internal risk concerning the Year 2000 issue. The Company received responses from many of its major restaurant equipment suppliers indicating that they and the products they sell to the Company's restaurant system also have no material internal risk from the Year 2000 issue. To date, none of the Company's major suppliers have indicated that they have experienced or that they anticipate material internal risks. The Company is continuing an in-depth inquiry concerning the readiness of its major suppliers and those of the restaurant system. The Company has assessed and, where practicable, attempted to mitigate its risks with respect to the failure of these entities to be Year 2000 compliant. The Company attempted to educate its franchise system during 1999 to prepare them to anticipate Year 2000 issues which could affect them locally. The Company believes that its costs associated with monitoring readiness and mitigating risks concerning the Year 2000 issue have not been material. There can be no assurance that third parties will continue to be Year 2000 compliant. The impact on the Company's operations, if any, from the inability of any of its suppliers and franchisees to Year 2000 compliant is not reasonably estimable (except that if there is a national or regional crisis in the financial, transportation or utility infrastructure, it would likely adversely affect most commercial enterprises, including the Company.)

QUARTERLY COMPARISONS

     Since the adoption of the Schlotzsky's-Registered Trademark- Deli restaurant concept in 1991, the Company has experienced growth in royalties and franchise fees. Store openings typically mark the recognition of franchise fees and the beginning of the royalty stream to the Company. Accordingly, a large number of store openings has a significant impact on the amount and timing of revenue. The timing of store openings can also affect the same store sales and other period-to-period comparisons. There were 135 store openings in 1996, 120 in 1997, 107 in 1998 and 66 in 1999. At July 1, 1995, the initial franchise fee was increased from $17,500 to $20,000 and was further increased to $30,000 effective August 1, 1998. The net profitability from developer fees is substantially higher than that derived from royalties and franchise fees because of the relatively lower costs associated with developer fees.

     Effective January 1, 1999, the Company changed its accounting policy related to revenue recognition of developer fees. Prior to 1999, the Company recognized developer fee revenue at the time the agreement was executed, its obligations substantially completed, and the fee paid. This was typically in the period in which the transaction occurred. However, based on a recent change of its position related to these types of fees by the Securities and Exchange Commission, the Company made a change in accounting principle whereby revenue generated from developer transactions will be recognized over the term of the development schedule specific to each contract. The change in accounting principle will result in these fees being recognized over an average of an approximately ten years. This change was made effective January 1, 1999. The quarterly results for 1999 reflect the application of this new accounting principle. In addition, the first quarter of 1999 reflects the cumulative effect of the change in accounting principle of $3,820,000 (net of tax) for the impact of the change for developer transactions that occurred prior to 1999. It is anticipated that as a result of the change in accounting principle, and the growth of the royalty base, revenue from developer fees will be fairly stable in actual dollars for the next several years but will decline as a percentage of total revenue. Moreover, the Company anticipates that other revenue will also continue to increase contributing to a further decline in revenue recognized from developer fees will decline as a percentage of total revenue, resulting in more normalized margins. The Company also believes restaurant sales and private label licensing fees (brand contributions) will continue to increase as a percentage of revenue.

     In 1997, the Company recorded a significant fourth quarter adjustment related to activities within the Turnkey Program. The adjustment included the deferral of approximately $1,889,000, representing the excess of proceeds received of approximately $24,268,000 over the related development costs of approximately $22,380,000, in connection with the transfer of title or assignment of earnest money contracts on 33 Turnkey Program properties to various third-party investors. Revenue is deferred only in those Turnkey Program transactions for which the Company provides a credit enhancement to the third-party investor in the form of a guaranty on the franchisee lease assigned at the same time that the sale or assignment of the property occurs. The Company also deferred certain costs of approximately $894,000 associated with the acquisition, development and, in some instances, construction of the Turnkey Program properties. The applicable tax effect of the adjustments was approximately $368,000. During 1998, only five of the 69 Turnkey Program transactions involved the Company's guaranty on franchisees' leases with third party investors who acquired properties from the Company. Accordingly, most of the revenue from Turnkey Program transactions during 1998 was recognized in the period in which the transactions occurred. Turnkey Program revenue in 1999 was a result of transactions that involved the sale of the site or land contract to a franchisee. Revenue for 1999 also included approximately $363,000 of rental revenue.

     Management believes that the Company experiences only moderate seasonality. The Company attempts to make store sales less seasonal by offering a variety of products which tend to sell better during various seasons.

     The following table presents unaudited quarterly results of operations for the 1997, 1998 and 1999 fiscal years.

                                          SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                                           PRESENTATION OF QUARTERLY FIGURES

                                           1997                              1998                              1999
                             ------------------------------  ---------------------------------  ----------------------------------
                               1ST     2ND     3RD     4TH     1ST      2ND     3RD      4TH      1ST      2ND      3RD      4TH
                                                              (Dollars in thousands, except per share data)
REVENUES:

Royalties                    $3,278  $3,606  $3,820  $3,858  $4,259  $ 4,720  $ 4,875  $ 5,032  $ 5,014  $ 5,560  $ 5,631  $ 5,341
Franchise fees                  353     240     411     551     340      380      340      305      245      193      205      200
Developer fees (1)               --     125      --     200      --       --       --      270      228      243      282      305
Restaurant sales              1,324   1,439   1,636   1,965   1,616    1,885    1,745    2,475    2,543    3,839    4,233    4,201
Brands contribution             535     807     791     783     860    1,006    1,052    1,085    1,201    1,602    1,712    1,659
Turnkey development             685     762   1,374  (1,683)  1,125    1,732    2,845    2,612      670      160      420      437
Other fees and revenue          160     361     312     276     254      590      207      238      296      318      441      759
                             -------------------------------  ---------------------------------  ---------------------------------
         Total revenues       6,335   7,340   8,344   5,950   8,454   10,313   11,064   12,017   10,197   11,915   12,924   12,902

COSTS AND EXPENSES            4,969   5,575   6,405   4,906   6,812    8,216    9,052    9,890    8,778   10,603   11,342   11,208
                             -------------------------------  ---------------------------------  ---------------------------------

OPERATING INCOME              1,366   1,765   1,939   1,044   1,642    2,097    2,012    2,127    1,419    1,312    1,582    1,694

NET INCOME BEFORE
   CUMULATIVE EFFECT OF
   CHANGE
   IN ACCOUNTING PRINCIPLE      889   1,162   1,234   1,164   1,342    1,571    1,582    1,712    1,187      924    1,109    1,126

CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE
    (NET OF TAX)                 --      --      --      --      --       --       --       --   (3,820)      --       --       --
                             ------------------------------  ---------------------------------  ----------------------------------
NET INCOME/(LOSS)            $  889  $1,162  $1,234  $1,164  $1,342  $ 1,571  $ 1,582  $ 1,712  $(2,633) $   924   $1,109   $1,126
                             ==============================  =================================  ==================================

INCOME PER COMMON SHARE
   -BASIC
   INCOME BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE      $ 0.16  $ 0.21  $ 0.22  $ 0.16   $ 0.18   $  0.21   $0.21 $  0.23     $0.16   $0.12    $0.15    $0.15
   CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING
   PRINCIPLE                     --      --      --      --       --        --      --      --     (0.52)     --       --       --
                             ------------------------------  ---------------------------------  ----------------------------------
NET INCOME/(LOSS)            $ 0.16  $ 0.21  $ 0.22  $ 0.16   $ 0.18   $  0.21   $0.21   $0.23    $(0.36)  $0.12    $0.15    $0.15
                             ==============================  =================================  ==================================

INCOME PER COMMON SHARE -
   DILUTED
   INCOME BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE      $ 0.16  $ 0.21  $ 0.21  $ 0.15   $ 0.18   $  0.21   $0.21   $0.23     $0.16   $0.12    $0.15    $0.15
   CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING
   PRINCIPLE                     --      --      --      --       --        --      --      --     (0.51)     --       --       --
                             ------------------------------  ---------------------------------  ----------------------------------
NET INCOME/(LOSS)            $ 0.16  $ 0.21  $ 0.21  $ 0.15   $ 0.18   $  0.21   $0.21   $0.23    $(0.35)  $0.12    $0.15    $0.15
                             ==============================  =================================  ==================================

STORE OPENINGS                   29      21      28      42       30        31      24      22        17      18       17       14

----------

(1) The quarterly amounts shown for 1999 differ from those reported in the Forms 10-Q for the first three quarters. The amounts originally reported have been revised to reflect the impact of the change in accounting principle implemented January 1, 1999 as discussed by Note 1 to the financial statements.

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

     At December 31, 1999 a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $350,000 in annual pre-tax earnings. The estimated reduction is based upon the increased interest expense of our variable rate debt and assumes no change in the volume or composition of debt at December 31, 1999. The fair values of the Company's bank loans are not significantly affected by changes in market interest rates.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements referred to in the index on page F-1 setting forth the Consolidated Financial Statements of Schlotzsky's, Inc. and Subsidiaries, together with the report of Grant Thornton LLP dated February, 2000.

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

      On April 28, 1998, Coopers & Lybrand informed the Company that there was a disagreement with management concerning the timing of the recognition of revenue from certain of the Company's Turnkey Program transactions. The transactions at issue were fiscal year 1997 sales of real estate with leases to franchisees guaranteed by the Company. The issue was resolved to Coopers & Lybrand's satisfaction before the filing of the Company's Annual Report on Form 10-K. The issue was discussed with the Audit Committee of the Board of Directors, and the Company authorized Coopers & Lybrand to discuss the issue with the Company's successor accountants. A letter from Coopers & Lybrand L.L.P. expressing agreement with the Company's statements in such report on Form 8-K was included as an exhibit to such report.

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


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with regard to directors and executive officers and their business experience is set forth under "Election of Directors" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2000, and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with regard to executive compensation and pension or similar plans is set forth under "Compensation of Directors" and "Compensation of Executive Officers" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2000, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with regard to security ownership of certain beneficial owners and management is set forth under "Security Ownership of Certain Beneficial Owners and Management" in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2000, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with regard to certain relationships and related transactions is set forth under "Election of Directors; Certain Relationships and Related Transactions," in the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2000, and is incorporated herein by reference.

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


(a)(3)  EXHIBITS
        --------
  3.1        -- Articles of Incorporation of the Registrant, as amended. (1)
  3.2        -- Statement of Resolutions Regarding the Designation, Preferences and Rights of Class C Series A
                Junior Participating Preferred Stock of the Registrant. (2)
  3.3        -- Bylaws of the Registrant, as amended.(3)
  4.1        -- Specimen stock certificate evidencing the Common Stock. (1)
  4.2        -- Schlotzsky's, Inc. Employee Stock Purchase Plan. (4)
  4.3        -- Rights  Agreement by and between Schlotzsky's, Inc. and Harris Trust and Savings Bank dated
                December 18, 1998. (2)
 10.1        -- Form of Unit Franchise Agreement entered into by the Registrant and franchisees.(1)
 10.2        -- Form of Unit Development Agreement entered into by the Registrant and franchisees.(1)
 10.3        -- Form of Area Developer Agreement entered into by the Registrant and area developers.(1)
 10.4        -- Form of Master License Agreement entered into by the Registrant and area master licensees.(1)
 10.5(a)     -- Form of Territorial Agreement entered into by the Registrant and master licensees.(1)
 10.5(b)     -- Form of Master Development Agreement entered into by the Registrant and master licensees.(1)
 10.6        -- Preferred Stock Repurchase Agreement, dated October 1993, among the Company, John C. Wooley,
                Jeffrey J. Wooley, and the purchasers of Class A Preferred Stock.(1)
 10.7        -- Preferred Stock Purchase Agreement, dated  July 20, 1994, among the Registrant and the purchasers.(1)
 10.8        -- Registration Rights Agreement, dated July 20, 1994, by and between the Registrant and the shareholders named therein.(1)
 10.9        -- Second Amended  Agreement among Shareholders, dated July 20, 1994, by and among the Registrant and the Shareholders described therein.(1)
 10.10       -- Loan/Compromise and Settlement Agreement, dated April 7, 1994, between the Federal Deposit 10.10 Insurance Corporation as Receiver of Bank of
                the Hills, Austin, Texas, and the Registrant.(1)
 10.11       -- Promissory Note, dated May 18, 1993, of the Registrant to First State Bank, Austin, Texas in
                the original principal amount of $381,249.99.(1)
 10.12(a)    -- Promissory Note, dated April 15, 1993, of the Registrant to Janet P. Newberger and Lester Baum,
                as trustees of the 1992 Newberger Family Trust, in the original principal amount of $750,000.(1)
 10.12(b)    -- Promissory Note, dated March 31, 1994, by and between the Registrant and Janet P. Newberger and
                Lester Baum, co-trustees of the 1992 Newberger Family Trust.(1)
 10.12(c)    -- Second Modification Agreement, dated effective December 31, 1994, by and between the Registrant and Janet P. Newberger and Lester Baum, as trustees of the 1992 Newberger Family Trust.(1)
 10.12(d)    -- Promissory Note, dated September 6, 1995, of the Registrant to JanMor Corporation, in the
                original principal amount of $400,000.(1)
 10.13       -- Promissory Note, dated February 1, 1995, of the Registrant to
                Liberty National Bank, Austin, Texas in the original principal amount $220,000, Security Agreement, dated February 1, 1995 and
                Guaranty, dated February 1, 1995, by and between John C. Wooley and Liberty National Bank.(1)
 10.14       -- Real Estate Lien Note and Deed of Trust, Security Agreement and Financing Statement, dated
                March 31, 1995, of the Registrant to Texas Bank, N.A. in the original principal amount of
                $500,000.(1)
 10.15       -- Promissory Note, dated April 14, 1995, between the Registrant and First State Bank in the original principal amount of $2,000,000.(1)
 10.16       -- Promissory Note and Security Agreement, dated July 15, 1993, of the Registrant to R. M. Wilkin,
                Inc. in the original principal amount of $450,000.(1)



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



                Agreement.(1)
 10.40       -- Warrant Certificate, dated March 31, 1994, of the Registrant to William C. Pfluger for 75,000
                warrants.(1)
 10.41       -- Confidentiality Agreement, dated December 8, 1989, by and between Bunge Foods Corporation and
                Schlotzsky's Franchising Limited Partnership.(1)
 10.42       -- Real Estate Lien Note dated December 31, 1993, from CBD Block 29, Ltd. to Schlotzsky's Real
                Estate, Inc. in the original principal amount of $302,209.12.(1)
 10.43       -- Promissory Note, dated October 4, 1995, from the Registrant to First State Bank, Austin,  Texas in the original principal amount of $576,000.(1)
 10.44       -- Promissory Note dated October 25, 1995, from the Registrant to United Bank & Trust in the original principal amount of $500,000.(1)
 10.45       -- Promissory Note dated November 1995 from Registrant and Schlotzsky's Restaurants,  Inc. to AT&T
                Commercial Finance Corporation in the original principal amount of $1,100,000.(1)
 10.46       -- Promissory Note dated November 17, 1995 from Registrant to Comerica Bank -- Texas in the original principal amount of $245,000.(1)
 10.47       -- Form of Guaranty between Schlotzsky's, Inc. and landlord with respect to Turnkey restaurants.
                (7)
 10.48       -- Form of Tenant Acknowledgment with Indemnification between Schlotzsky's Real Estate, Inc. and
                Franchisee concerning Turnkey restaurants. (7)
 10.49       -- Form of Promissory Note from franchisee/borrower to Schlotzsky's Real Estate, Inc.(8)
 10.50       -- Form of Loan Agreement between franchisee/borrower and Schlotzsky's Real Estate, Inc.(8)
 10.51       -- Form of Assignment of Note and Lien from Schlotzsky's Real Estate, Inc. to mortgage lender.(8)
 10.52       -- Form of Limited Guaranty between Schlotzsky's, Inc. and mortgage lender with respect to Turnkey restaurants.(8)
 10.53       -- Credit Agreement, as amended, with Wells Fargo.(8)
 10.54       -- Credit Agreement with Texas Capital Bank, N.A. (9)
 10.55       -- Option Agreement between DFW Restaurant Transfer Corp. and NS Associates I, Ltd. (10)
 10.56       -- Management Agreement between DFW Restaurant Transfer Corp. and NS Associates I, Ltd. (10)
 10.57*      -- Credit Agreement with Wells Fargo Bank (Texas), National Association, as agent.
 18          -- Letter regarding change in accounting principle
 21.1*       -- List of subsidiaries of the Registrant.
 23.1*       -- Consent of Grant Thornton LLP.
 27.1*       -- Financial Data Schedule - fiscal year ending 1999.

----------
*  Filed herewith.
(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 33-98004) filed with the Securities and Exchange Commission on October 12, 1995, as amended, and incorporated herein by reference.
(2) Previously filed as a Exhibit to the Registrant's Registration of certain Classes of Securities on Form 8-A filed with the Securities and Exchange Commission on December 18, 1998 and incorporated herein by reference.
(3) Previously filed as an Exhibit to the Registrant's Report on Form 8-K filed December 18, 1998 and incorporated herein by reference.
(4) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8 (File No. 333-57077) filed with the Securities and Exchange Commission on June 17, 1998, as amended, and incorporated herein by reference.
(5) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1 (File No. 333-34921) filed with the Securities and Exchange Commission on September 4, 1997, as amended, and incorporated herein by reference.
(6) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 16, 1998 and incorporated herein by reference.
(7) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 1998, as amended, and incorporated herein by reference.
(8) Previously filed as an Exhibit to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999 and incorporated herein by reference.
(9) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 1999.
(10) Previously filed as an Exhibit to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 1999.

     (b) REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SCHLOTZSKY'S, INC.


                                         By: /s/
                                            -----------------------------------
                                            John C. Wooley,
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            Date: March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       SIGNATURE                                     CAPACITY                         DATE
                       ---------                                     --------                         ----
     /s/
-------------------------------------------------------
John C. Wooley                                          Chairman of the Board and                March 30, 2000
                                                        Chief Executive Officer
                                                        (Principal Executive Officer)
     /s/
-------------------------------------------------------
Monica L. Gill                                          Chief Financial Officer, Treasurer       March 30, 2000
                                                        and Executive Vice President
                                                        (Principal Financial Officer and
                                                        Principal Accounting Officer)
     /s/
-------------------------------------------------------
Jeffrey J. Wooley                                       Director, Senior Vice President          March 30, 2000
                                                        and Secretary

     /s/
-------------------------------------------------------
John M. Hester                                          Controller                               March 30, 2000

     /s/
-------------------------------------------------------
John L. Hill, Jr.                                       Director                                 March 30, 2000

     /s/
-------------------------------------------------------
Azie Taylor Morton                                      Director                                 March 30, 2000

     /s/
-------------------------------------------------------
Raymond A. Rodriguez                                    Director                                 March 30, 2000

     /s/
-------------------------------------------------------
Floor Mouthaan                                          Director                                 March 30, 2000

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----
Consolidated Financial Statements:
  Report of Independent Certified Public Accountants....................................................      F-2

  Consolidated Balance Sheets at December 31, 1998 and 1999 ............................................      F-3

  Consolidated Statements of Income for the years ended
     December 31, 1997, 1998 and 1999...................................................................      F-4

  Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1997, 1998 and 1999...................................................................      F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999...................................................................      F-6

  Notes to Consolidated Financial Statements............................................................      F-7

  Financial Statement Schedule:

  Report of Independent Accountants.....................................................................      S-1

  Schedule II - Valuation and Qualifying Accounts.......................................................      S-2

    All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors
Schlotzsky's, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Scholotzsky's, Inc. (a Texas corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schlotzsky's, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 1 to the financial statements, the Company changed its method of revenue recognition for Developer fees.



GRANT THORNTON LLP


Dallas, Texas
March 2, 2000

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                                    DECEMBER 31,
                                                                                            ---------------------------
                                                                                               1998             1999
                                                                                            -----------      ----------
Cash and cash equivalents.........................................................          $15,384,991      $4,895,302
Temporary cash investments........................................................            1,439,077          18,000
Receivables from Turnkey Program Development......................................            1,229,468          51,603
Royalties receivable..............................................................              762,141       1,306,465
Notes receivable, current portion.................................................            4,246,574       5,737,363
Real estate and restaurants held for sale, current portion........................                   --       7,909,870
Turnkey notes and other receivables, current portion..............................           13,326,956       8,908,286
Other receivables.................................................................            3,086,065       4,480,022
Prepaid expenses and other assets.................................................              572,996       1,326,405
Turnkey Program development.......................................................            5,924,562      10,130,175
Deferred Federal income tax asset.................................................              617,499       1,021,828
                                                                                           ------------    ------------
          Total current assets....................................................           46,590,329      45,785,319

Property, equipment and leasehold improvements, net...............................           18,529,746      19,861,420
Real estate and restaurants held for sale, less current portion...................            9,215,485       5,985,937
Notes receivable, less current portion............................................            6,875,915      13,239,897
Turnkey notes and other receivables, less current portion.........................            2,185,429              --
Notes receivable from related parties, less current portion.......................            2,609,775       8,257,528
Investments and advances..........................................................            1,530,947         564,446
Deferred Federal income tax asset.................................................                   --       1,615,959
Intangible assets, net............................................................           16,815,059      36,541,153
Other noncurrent assets...........................................................              469,069         907,722
                                                                                           ------------    ------------
          Total assets............................................................         $104,821,754    $132,759,381
                                                                                           ------------    ------------
                                                                                           ------------    ------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable - trade..........................................................           $4,752,369      $5,527,504
Current maturities of long-term debt..............................................            5,382,585      19,455,430
Deferred revenue, current portion.................................................                   --       1,206,206
Accrued liabilities...............................................................            9,613,593       2,990,522
                                                                                           ------------    ------------
          Total current liabilities...............................................           19,748,547      29,179,662
Deferred revenue, less current portion............................................            1,298,486       7,570,095
Deferred Federal income tax liability.............................................              593,614              --
Long-term debt, less current maturities...........................................            9,218,515      21,275,043
                                                                                           ------------    ------------
          Total liabilities.......................................................           30,859,162      58,024,800
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
    Class C--no par value
      Authorized--1,000,000 shares; issued--none...................................                   --              --
  Common stock, no par value, 30,000,000 shares authorized, 7,401,942
     and 7,427,714 issued  at December 31, 1998 and 1999, respectively............               62,877          63,135
  Additional paid-in capital......................................................           57,533,997      57,779,291
  Retained earnings...............................................................           16,470,718      16,997,155
  Treasury stock (10,000 shares), at cost.........................................             (105,000)       (105,000)
                                                                                           ------------    ------------
          Total stockholders' equity..............................................           73,962,592      74,734,581
                                                                                           ------------    ------------
          Total liabilities and stockholders' equity..............................         $104,821,754    $132,759,381
                                                                                           ------------    ------------
                                                                                           ------------    ------------

The accompanying notes are an integral part of the consolidated financial statements.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                   YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                               1997          1998           1999
                                                                           -----------    -----------    -----------
Revenue:
  Royalties........................................................        $14,561,377    $18,885,390    $21,546,495
  Franchise fees...................................................          1,554,585      1,365,000        843,333
  Developer fees...................................................            325,000        270,380      1,057,499
  Restaurant sales.................................................          6,364,042      7,720,432     14,815,504
  Brand contribution...............................................          2,915,233      4,003,247      6,173,389
  Turnkey program development......................................          1,138,610      8,314,426      1,687,155
  Other fees and revenue...........................................          1,110,289      1,289,037      1,815,041
                                                                           -----------   ------------   ------------
          Total revenues...........................................         27,969,136     41,847,912     47,938,416
Expenses:
  Service costs:
     Royalties.....................................................          5,373,151      7,225,320      6,600,899
     Franchise fees................................................            812,625        697,250        388,500
  Restaurant operations:
     Cost of sales.................................................          2,014,096      2,513,156      4,403,842
     Labor costs...................................................          2,493,478      3,205,225      5,482,218
     Operating expenses............................................          1,951,618      2,167,784      3,358,236
  Turnkey development costs........................................            367,656      4,806,099      5,163,896
  General and administrative.......................................          7,685,858     11,471,412     13,677,516
  Depreciation and amortization....................................          1,155,600      1,884,854      2,855,647
                                                                           -----------   ------------   ------------
          Total expenses...........................................         21,854,082     33,971,100     41,930,754
                                                                           -----------   ------------   ------------
          Income from operations...................................          6,115,054      7,876,812      6,007,662
Other:
  Interest income..................................................          1,049,938      2,296,023      3,142,647
  Interest expense.................................................           (296,978)      (237,761)    (2,279,116)
  Other income.....................................................            195,661             --             --
                                                                           -----------   ------------   ------------
          Income before income taxes and cumulative effect of
            change in accounting principle.........................          7,063,675      9,935,074      6,871,193
Provision for income taxes.........................................          2,614,260      3,728,609      2,525,164
                                                                           -----------   ------------   ------------
          Income before cumulative effect of change in
            accounting principle...................................          4,449,415      6,206,465      4,346,029
Cumulative effect of change in accounting principle, net of tax....                 --             --     (3,819,592)
                                                                           -----------   ------------   ------------
          Net Income...............................................        $ 4,449,415    $ 6,206,465     $  526,437
                                                                           -----------   ------------   ------------
                                                                           -----------   ------------   ------------
Income per common share - basic:
Income before cumulative effect of change in accounting principle..        $      0.74   $       0.84   $       0.59
Cumulative effect of change in accounting principle................                 --             --          (0.52)
                                                                           -----------   ------------   ------------
         Net Income................................................              0.74            0.84           0.07
                                                                           -----------   ------------   ------------
                                                                           -----------   ------------   ------------
Income per common share - diluted:
Income before cumulative effect of change in accounting principle..        $      0.71   $       0.82   $       0.58
Cumulative effect of change in accounting principle................                 --             --          (0.51)
                                                                           -----------   ------------   ------------
         Net Income................................................        $      0.71   $       0.82   $       0.07
                                                                           -----------   ------------   ------------
                                                                           -----------   ------------   ------------
Proforma amounts assuming the change in accounting principle is applied retroactively (1997 and 1998 amounts are unaudited) ......
         Net Income................................................        $ 4,931,511   $  6,999,226   $  4,346,029
         Basic income per share....................................        $      0.82   $       0.95   $       0.59
         Diluted income per share..................................        $      0.79   $       0.92   $       0.58

  Weighted average shares outstanding - basic......................          5,994,403      7,382,983      7,409,496

  Weighted average shares outstanding - diluted....................          6,229,369      7,577,407      7,476,199


The accompanying notes are an integral part of the consolidated financial statements.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               COMMON STOCK
                                         ---------------------------    ADDITIONAL                                     TOTAL
                                         NUMBER OF    STATED CAPITAL     PAID-IN        RETAINED       TREASURY    STOCKHOLDERS'
                                           SHARES         AMOUNT         CAPITAL        EARNINGS        STOCK         EQUITY
                                         -----------  --------------   -----------   ------------   ------------   -------------
Balance, January 1, 1997.................  5,539,922  $      44,257    $26,493,165   $  5,774,599   $        --     $32,312,021

Public sale of stock.....................  1,731,825         17,318     29,615,201             --            --      29,632,519
Options exercised........................     57,201            572        485,802         40,239            --         526,613
Warrants exercised.......................      5,468             55         69,936             --            --          69,991
Net income...............................         --             --             --      4,449,415            --       4,449,415
                                           ---------  -------------    -----------    -----------   -----------     -----------
Balance, December 31, 1997...............  7,334,416         62,202     56,664,104     10,264,253            --      66,990,559

Options exercised........................     44,089            441        399,175             --            --         399,616
Warrants exercised.......................     23,437            234        224,761             --            --         224,995
Treasury stock purchase (10,000 shares) .         --             --             --             --      (105,000)       (105,000)
Tax benefit from employee stock
  transactions...........................         --             --        245,957             --            --         245,957
Net income...............................         --             --             --      6,206,465            --       6,206,465
                                           ---------  -------------    -----------    -----------   -----------     -----------
Balance, December 31, 1998...............  7,401,942         62,877     57,533,997     16,470,718      (105,000)     73,962,592

Options exercised........................      5,825             58         52,887             --            --          52,945
Tax benefit from employee stock
  transactions...........................         --             --         25,072             --            --          25,072
Issuance of common stock in connection
  with employee stock purchase plan......     19,947            200        167,335             --            --         167,535
Net income...............................         --             --             --        526,437            --         526,437
                                           ---------  -------------    -----------    -----------   -----------     -----------
Balance, December 31, 1999...............  7,427,714  $      63,135    $57,779,291    $16,997,155   $  (105,000)    $74,734,581
                                           =========  =============    ===========    ===========   ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED DECEMBER 31,
                                                                            ----------------------------------------------
                                                                                 1997            1998            1999
                                                                            ------------      ----------    --------------
Cash flows from operating activities:
  Income before cumulative effect of change in accounting
    principle........................................................       $  4,449,415      $6,206,465    $    4,346,029
  Adjustments to reconcile income before cumulative effect adjustment to net cash provided by operating activities:
    Depreciation and amortization....................................          1,155,600       1,884,854         2,855,647
    Bad debt expense.................................................            100,000         972,724         1,246,401
    Financed fees....................................................           (272,003)     (2,250,000)       (5,016,250)
    Payments received on financed fees...............................            743,534         409,150           515,643
    Other............................................................           (308,632)       (175,553)           95,000
    Changes in assets and liabilities:
      Royalties and other receivables................................         (6,995,423)        218,880          (760,416)
      Prepaid expenses and other assets..............................           (336,748)         11,514          (276,105)
      Turnkey program development....................................          1,621,773     (19,918,229)       (2,790,694)
      Other noncurrent assets........................................           (188,915)             --          (503,653)
      Deferred revenue...............................................          1,191,615      (1,556,894)        2,662,105
      Deferred federal income tax asset..............................             26,988         556,575                --
      Accounts payable and accrued liabilities.......................          4,420,923       7,124,284        (6,670,818)
                                                                            ------------      ----------    --------------
        Net cash provided by (used in) operating activities..........          5,608,127      (6,516,230)       (4,297,111)
                                                                            ------------      ----------    --------------
Cash flows from investing activities:
  Expenditures for property and equipment............................         (7,436,003)    (17,245,185)       (7,668,434)
  Sale of property and equipment.....................................          1,655,123         146,861         1,553,498
  Acquisition of investments and intangible assets...................         (2,721,814)     (8,712,762)      (21,072,889)
  Sale of investments and intangible assets..........................                 --              --         2,699,913
  Advances on notes receivable.......................................           (693,100)     (5,838,021)      (44,689,244)
  Collections on notes receivable....................................            627,032      12,313,822        40,837,126
  Sale of/(acquisitions) of investments..............................           (190,928)     (1,421,077)        1,421,077
  Advances to limited partnership, stockholders, and affiliates......            (37,940)       (188,431)      (10,855,191)
  Distributions and collections from limited partnership,
    stockholders and affiliates......................................                 --              --         5,226,659
                                                                            ------------      ----------    --------------
        Net cash used in investing activities........................         (8,797,630)    (20,944,793)      (32,547,485)
                                                                            ------------      ----------    --------------
Cash flows from financing activities:
  Sale of stock......................................................         30,073,141              --                --
  Repurchase of stock................................................                 --        (105,000)               --
  Stock issue costs..................................................           (440,622)             --                --
  Options and warrants exercised.....................................            596,604         624,611           220,480
  Proceeds from issuance of notes payable and long-term debt.........          1,112,709      16,060,000        48,475,524
  Principal payments on notes payable and long-term debt.............         (2,537,239)     (4,987,645)      (22,341,097)
                                                                            ------------      ----------    --------------
        Net cash provided by (used in) financing activities..........         28,804,593      11,591,966        26,354,907
                                                                            ------------      ----------    --------------
Net increase (decrease) in cash and cash equivalents.................         25,615,090     (15,869,057)      (10,489,689)
Cash and cash equivalents at beginning of year.......................          5,638,958      31,254,048        15,384,991
                                                                            ------------      ----------    --------------
Cash and cash equivalents at end of year.............................        $31,254,048     $15,384,991    $    4,895,302
                                                                            ============     ===========    ==============

The accompanying notes are an integral part of the consolidated financial statements.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS

     Schlotzsky's, Inc. and Subsidiaries (the "Company") is a franchisor of quick service restaurants ("Schlotzsky's-Registered Trademark-Deli") that feature made-to-order sandwiches, which has 759 Company-owned and franchised stores located in 37 states, the District of Columbia, Argentina, Australia, Bahrain, Canada, China, Germany, Guatemala, Lebanon, Malaysia, Morocco, Saudi Arabia, Turkey and Venezuela. Approximately 30% of franchised stores are located in Texas. In addition, the Company had granted territorial rights to Area Developers located in all 50 states and to Master Licensees in 49 foreign countries for a fee which is typically payable in cash and promissory notes receivable generally collateralized by the related territorial rights.

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

     REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 1999, the Company changed its accounting policy related to revenue recognition of developer fees. Prior to 1999, the Company recognized developer fee revenue at the time the agreement was executed, its obligations substantially completed, and the fee paid. This was typically in the period in which the transaction occurred. However, as a result of recent positions taken by the Securities and Exchange Commission, the Company made a change in accounting principle whereby revenue generated from developer transactions will be recognized over the term of the development schedule specific to each contract. The change in accounting principle will result in these fees being recognized over an average of ten years. The Company considers the new revenue recognition method to result in a better matching of revenues and obligations related to such revenues. The effect of the change in 1999 resulted in the deferral of $6,062,845 of net revenue previously recognized in prior years. 1999 income before the cumulative effect adjustment included $1,057,499 of amortized deferred net revenue related to developer fees. This change was reported as a cumulative effect of change in accounting principle for $3,819,592 (net of $2,243,253 in income tax benefits) and is included in 1999 net income.

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

     CASH EQUIVALENTS

     Cash equivalents include unrestricted highly liquid investments purchased with an original maturity date of three months or less. At December 31, 1998 and 1999, cash equivalents totaling approximately $11,232,000 and $4,755,000, respectively, consisted primarily of money market accounts and overnight repurchase agreements.

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

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     RECEIVABLES FROM TURNKEY PROGRAM DEVELOPMENT

     Receivables from Turnkey Program development are comprised of amounts held in escrow on behalf of the Company at title companies or institutional investors.

     TURNKEY NOTES AND OTHER RECEIVABLES

     Turnkey notes receivable consist of mortgage, draw notes and construction receivables relating to the sale of Turnkey sites and funding of construction of Turnkey units, respectively.

     NOTES RECEIVABLE

     Notes receivable consist of Area Developer, Master Licensee, and Franchisee promissory notes. As of December 31, 1998 and 1999, the Company has recorded a valuation allowance of approximately $593,000 and $407,000, respectively.

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

     REAL ESTATE AND RESTAURANTS HELD FOR SALE

     Real estate and restaurants held for sale consist of properties owned by the Company which it intends to remarket. The operating results of these restaurants are considered a part of the Turnkey Program and are included in Turnkey development costs in the consolidated income statement. These properties are stated at the lower of cost or net realizable value. A number of these properties which the Company intends to remarket or liquidate within the next twelve months have been classified as current. Generally, these properties have been acquired over the last twenty-four months. Each property is reviewed individually in terms of its carrying value and the expected net realizable value. The Company believes that no impairment of these assets has occurred and that no reductions to the carrying amounts is warranted.

     INVESTMENTS

     Investments are stated at the lower of cost or market. Limited partnership investments are accounted for under the equity method, and accordingly, the Company's investment is adjusted for allocated profits, losses and distributions.

     TURNKEY PROGRAM

     Under the Turnkey Program, the Company works independently or with an area developer to identify superior store sites within a territory. The Company typically performs various services including, but not limited to, site selection, feasibility analysis, environmental studies, site work, permitting and construction management, receiving a fee and recognizing revenue upon the completion of these services.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     TURNKEY PROGRAM, CONTINUED

The Company may assign its earnest money contract on a site to a franchisee, or a third-party investor, who then assumes the responsibility for developing the store. The Company also may purchase or lease a selected site, design and construct a Schlotzsky's-Registered Trademark-Deli restaurant on the site and sell, lease or sublease the completed store to a franchisee. Where the Company does not sell the property to a franchisee, the Company sells the improved property, or, in the case of a leased property, assigns the lease and any sublease, to an investor. From inception of the Turnkey Program through 1997, the Company typically provided credit enhancement in the form of limited guaranties on the franchisees' leases for leased locations sold to investors. The Company obtained agreements from the franchisees to indemnify the Company in case the guaranties are called upon. Upon sale of the leased site or assignment of its earnest money contract, the Company has deferred revenue generated (even though proceeds were received in cash) and allocable costs incurred in connection with the property. When a lease guaranty is terminated, or the Company's exposure to loss under the guaranty has passed, the Company recognizes the revenue and allocable costs related to the site as "Turnkey Program development costs". Generally, if no credit enhancement is provided in connection with such transactions, the Company recognizes the revenue and allocable expenses in the periods in which the transactions occur.

     During 1998, the Company began emphasizing ownership of the real estate by franchisees through a program which entails acquiring the rights to a superior site and reselling the property, or its rights (with any improvements), to a franchisee whose permanent mortgage loan will be financed by a third party financial institution. The Company provides credit enhancement for the franchisee in the form of a limited guaranty in favor of the lender. These guarantees are usually for loan payments required to be made during the first two to five years and are limited to 15% to 25% of the principal amount of the loan. Generally, in those cases, the Company recognizes the revenue and allocable expenses in the period in which the transaction occurs. The Company has often interim financed land and building costs in anticipation of permanent financing by a financial institution. In addition, the Company charges a fee when it is requested to manage construction of a store on property owned by a franchisee or an investor. This construction management fee is recognized when the store is completed.

     Turnkey Program development is stated at the lower of cost or estimated net realizable value. Land, site development, building and equipment costs, including capitalized carrying costs (primarily interest incurred and property taxes until the property is ready for sale), are accumulated and accounted for on a site specific basis.

     Turnkey Program revenue consists of the following:

                                                                                     FOR THE YEAR ENDED
                                                                                        DECEMBER 31,
                                                                           ----------------------------------------
                                                                               1997            1998         1999
                                                                           -----------     -----------   ----------
Sales to investors and franchisees.................................        $31,361,869     $29,596,310   $5,520,693
Development and construction management fees.......................            190,000         176,562           --
                                                                           -----------     -----------   ----------
          Gross Turnkey Program revenue............................         31,551,869      29,772,872    5,520,693
Capitalized Turnkey Program development costs......................        (28,829,065)    (23,382,340)  (4,228,655)
                                                                           -----------     -----------   ----------
          Net revenue from Turnkey Program projects................          2,722,804       6,390,532    1,292,038
Rental income......................................................            303,091         258,187      363,386
Interim construction interest......................................              1,270         238,888       31,731
Deferred revenue recognized........................................                 --       1,426,819           --
Revenue deferred...................................................         (1,888,555)             --           --
                                                                           -----------     -----------   ----------
          Total Turnkey Program revenue............................         $1,138,610      $8,314,426   $1,687,155
                                                                           ===========     ===========   ==========


                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     The following table reflects system performance of the Turnkey Program for the years ended December 31, 1998 and 1999.


                                                                             NUMBER OF UNITS
                                                                        -------------------------
                                                                            1998          1999
                                                                        ------------   ----------
Sites in process at beginning of year.............................            78           86
Sites beginning development during the year.......................           122           55
Sites removed from consideration during the period................           (41)         (68)
Sites inventoried as Company-owned stores.........................            (1)          (2)
Sites inventoried as real estate or restaurants held for sale.....            (2)          --
Sites sold........................................................           (69)          (9)
Other.............................................................            (1)          (3)
                                                                        ------------   ----------
Sites in process at end of year...................................            86           59
                                                                        ============   ==========


                                                                                                     INVESTED AT
                                                                                                     DECEMBER 31,
                                                                                                         1999
                                                                                                   --------------
Sites under development or to be sold.............................             4            9      $    8,235,000
Predevelopment sites (prequalification)...........................            82           50           1,895,000
                                                                        ------------   ----------  --------------
      Total.......................................................            86           59      $   10,130,000
                                                                        ============   ==========  ==============

     Turnkey Program sites in process at end of year and certain sites inventoried as real estate or restaurants held for sale are classified as current assets as management expects to complete and sell such sites within the next year.

     INTANGIBLE ASSETS

     Intangible assets consist primarily of the Company's original franchise rights, royalty values and goodwill, and developer and franchise rights related to the Company's reacquisition of franchises and developer rights. Intangible assets are amortized over their estimated useful lives ranging from four to 40 years.

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

     REVENUE RECOGNITION

     Royalties:

     Royalties are paid to the Company by franchisees at 4% to 6% of gross franchise sales. Royalties are recognized in the period of the related gross franchise sales.

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

     Developer Fees:

     The Company has conveyed rights to certain persons, under agreements ("Area Developer Agreements") to act as an area developer within a specific development area for a specified term. Developers within the United States ("Area Developers") locate prospective new franchisees, perform site selection duties and provide services to the franchisees during and subsequent to the store opening. The Company charges the Area Developers a nonrefundable fee for the rights conveyed. The Company typically collects a portion of the fee in cash at closing of the Area Developer Agreements, and extends terms on the remainder.

     International developers ("Master Licensees") have the exclusive right to develop and license the development and operation of Schlotzsky's-Registered Trademark- Deli restaurants using the Company's system and trademarks within the development area. The rights to develop and sublicense the development and operation of Schlotzsky's-Registered Trademark- Deli restaurants in the foreign territory are granted pursuant to the terms and conditions under an agreement with a Master Licensee ("Master License Agreement").

     The Company has also entered into Master Development Agreements or Territorial Agreements (collectively the "Territorial Agreements") which, for a nonrefundable reservation fee, grants the right to negotiate exclusive territorial rights to develop Schlotzsky's-Registered Trademark- Deli restaurants in the territory, subject to and in accordance with terms and conditions of a Master License Agreement; however, the right to develop, operate and sublicense the development and operation of Schlotzsky's-Registered Trademark- Deli restaurants in the territory is not granted until the execution of the Master License Agreement. The Territorial Agreement specifies the desired economic terms and basic form of the Master License Agreement. The Company requires the Master Licensee to obtain clauses, covenants and agreements to comply with and conform to the business practices or laws of the respective territory. The cost of conforming the contract of the Master
License Agreement is the responsibility of the Master Licensee. If the Company cannot reasonably satisfy itself of the enforceability of such clauses, covenants and agreements within the territory, the Company will not be obligated to grant a Master License Agreement and any rights granted under the Territorial Agreements will terminate immediately upon notice by the Company.

     The Company ordinarily collects approximately 15% to 35% of cash at closing of either a Territorial Agreement or Master License Agreement, with the remainder financed typically over a term not exceeding four years, depending on the creditworthiness of the maker and guarantor of the note.

     Area Developers and Master Licensees are generally required to meet certain performance requirements under their agreements which include minimum store opening schedules, performance standards and compliance with the terms of their notes to the Company, if any. During 1999, the Company eliminated the development schedule for several area developers in connection with the buy down of their rights to receive future franchise fees and royalties. In addition, the Company has agreed in the past to extend or waive development schedules for certain area developers. Otherwise, failure to meet these requirements could result in the Company terminating their agreements.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     In general, the Area Developers and Master Licensees receive a fee for recruitment and development, including advertising, soliciting, qualifying and closing sales as well as consultation and advice in establishment, construction, financing and opening of restaurants in their territory. The Area Developers portion of the fee, in general, is equal to one-third to one-half of franchise fee paid by franchisees to the Company depending on the level of services required by their agreements. Master Licensees collect the initial sublicense and developer fees and then remit a portion of these fees back to the Company. The Company expects to receive approximately one-third to one-half of these fees from the Master Licensee.

     In addition, Area Developers and Master Licensees receive a portion of the ongoing royalties from the franchised restaurants for providing service and support to the franchisees in their development area. Area Developers typically receive 1.25% or 2.5% out of the 6% ongoing royalties depending on the level of services required by their agreements, and Master Licensees typically retain two-thirds of ongoing royalties, remitting one-third to the Company.

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

     Turnkey Development Costs:

     In providing the Turnkey program services, the Company has incurred certain personnel and overhead costs that are a direct result of Turnkey activities. Certain costs are allocated to specific Turnkey projects and deferred until the site is sold, or no longer pursued, and related gain or loss is recognized.

     INCOME TAXES

     The Company recognizes deferred tax assets or liabilities computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and cash equivalents, certificates of deposit, receivables, notes receivable, accounts payable, accrued liabilities and debt. The carrying value of financial instruments approximates fair value at December 31, 1998 and 1999.

     ADVERTISING EXPENSE

     The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $315,000, $393,000, and $893,000 for the years ended December 31, 1997, 1998, and 1999, respectively.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

     INCOME PER SHARE

     The Company computes income per share based on the weighted average number of common shares outstanding. Diluted income per share is computed based on the weighted average number of shares outstanding, plus the additional common shares that would have been outstanding, if dilutive potential common shares consisting of stock options had been issued.

      FISCAL YEAR

      The Company utilizes a "4-4-5 week" quarterly reporting schedule for royalties, restaurant operations and royalty service costs. As a result of this reporting schedule, the fiscal year will include 53 weeks of activity for these line items once every 5-6 years. The financial statements for 1997 and 1999 reflect 52 weeks of operations for these items, while 1998 includes 53 weeks. Further, the fourth quarter of 1998 contained 14 weeks. In years having a 14 week fourth quarter, royalty revenue, restaurant sales, royalty service costs, restaurant operating expenses and net income in the fourth quarter are not comparable to results in each of the first three quarters or to the corresponding quarters in the preceding or subsequent fiscal years, and can be expected to decline in the following quarter. For all other areas of the financial statements, the Company reports all fiscal quarters as ending on March 31, June 30, September 30 and December 31.

      RECLASSIFICATIONS

      Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current presentation format.

2.  NOTES RECEIVABLE


     Notes receivable consist of the following:
                                                                                        DECEMBER 31,
                                                                               ---------------------------
                                                                                   1998          1999
                                                                               ------------  -------------
     Notes receivable from Area Developers (under Area Development Agreements)
       and Master Licensees (under Master License and Territorial Agreements), collateralized by their respective territories, net of valuation allowance of $593,000 and $407,000, respectively, bearing interest ranging from 6% to 9%
       due through in installments through December 2003...................    $ 2,828,977   $   5,271,112
     Notes receivable from franchisees, Area Developers, and Master Licensees bearing interest at 8% to 10%, some notes collateralized by their restaurants, others uncollateralized, net of valuation allowance of
       $100,000 and $179,196 respectively, due in
       installments  through January 2023..................................        821,245       2,048,592
     Notes receivable from franchisees bearing interest ranging from 7.5% to
       10.5%, collateralized by franchisees' property and equipment due in installments through June 2019, net of
       valuation allowance of $57,442 at December 31, 1999.................      7,270,096      11,415,975
     Other.................................................................        202,171         241,581
                                                                               ------------  -------------
                                                                                11,122,489      18,977,260
     Current portion.......................................................     (4,246,574)     (5,737,363)
                                                                               ------------  -------------
     Notes receivable, less current portion................................    $ 6,875,915   $  13,239,897
                                                                               ============  =============

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


3.  NOTES RECEIVABLE FROM RELATED PARTIES

     Notes receivable from related parties consist of the following:


                                                                                          DECEMBER 31,
                                                                                   -------------------------
                                                                                       1998           1999
                                                                                   -------------  ----------
       Note receivable from National Advertising Association, a non-profit
         corporation, bearing interest at a varying rate equal to the prime        $
         rate, due on demand at any time on or before December 31, 2010. ........            --   $5,168,315
       Note receivable from Master Licensee, an organization of which a former member of the Company's Board of Directors is Managing Director,
         bearing interest at 9%, due in installments through
         December 1999...........................................................       275,000      275,000
       Notes receivable from certain stockholders of the Company, bearing
         interest at 7.5%, due in installments through 2001......................       292,619      386,469
       Notes receivable from related entities controlled by stockholders of the
         Company, bearing interest at 9%, collateralized by real estate, due in
         installments through 2001...............................................       530,688      563,208
       Note receivable from Master Licensee, an organization of which a member of the Company's management is a shareholder, bearing interest at 8%,
         due in installments through December 2006...............................       455,000      455,000
       Notes receivable from Master Licensee, an organization of which the
         Company is a preferred shareholder, bearing interest at 9%, due in
         installments through December 2007......................................     1,098,316    1,512,012
                                                                                   -------------  ----------
                                                                                      2,651,623    8,360,004
       Current portion...........................................................       (41,848)    (102,476)
                                                                                   -------------  ----------
       Notes from related parties receivable, less current portion...............  $  2,609,775   $8,257,528
                                                                                   =============  ==========

     From time to time, the Company makes advances to certain stockholders, related partnerships and affiliates (see notes 6 and 15).

4.   TURNKEY NOTES AND OTHER RECEIVABLES

       Notes and other receivables related to Turnkey projects consist of the following:

                                                                                          DECEMBER 31,
                                                                                   --------------------------
                                                                                       1998           1999
                                                                                   -------------  ----------
       Construction draw notes and other receivables from franchisees, bearing interest ranging from 8.5% to 10% collateratized by real
         estate, due through August 2000.........................................  $   6,539,353 $ 5,806,567
       Mortgage notes receivable from franchisees, bearing interest ranging from
         7.6% to 10.0% collateralized by real estate, due in installments
         through October 2000....................................................      7,336,345   3,101,719
       Other receivables from franchisees........................................      1,636,687          --
                                                                                   -------------  ----------
                                                                                      15,512,385   8,908,286
       Current portion...........................................................    (13,326,956) (8,908,286)
                                                                                   -------------  ----------
       Turnkey notes and other receivables, less current portion ................  $   2,185,429          --
                                                                                   =============  ==========

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


5.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following:

                                                                    DEPRECIABLE           DECEMBER 31,
                                                     DEPRECIATION       LIFE        --------------------------
                                                        METHOD        (YEARS)          1998            1999
                                                    -------------   -----------     ----------      ----------
       Building................................     Straight Line        32         $6,417,164      $7,718,096
       Furniture, fixtures and
         Equipment.............................     Straight Line      3 to 7        6,223,498       7,846,491
       Leasehold improvements..................     Straight Line     13 to 32       5,733,128       6,207,170
                                                                                   -----------     -----------
                                                                                    18,373,790      21,771,757
       Accumulated depreciation and amortization............................        (2,158,523)     (3,832,588)
                                                                                   -----------     -----------
                                                                                    16,215,267      17,939,169
       Land.................................................................         2,314,479       1,922,251
                                                                                   -----------     -----------
       Property, equipment and leasehold improvements, net..................       $18,529,746     $19,861,420
                                                                                   ===========     ===========

     During 1999, the Company purchased buildings, leasehold improvements and furniture, fixtures and equipment in connection with their expansion of the Company-owned restaurants in the amounts of $2,530,582, $1,866,289, and $474,042, respectively.

     Depreciation and amortization of property, equipment and leasehold improvements totaled approximately $566,000, $1,060,000 and $1,918,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

6.  INVESTMENTS AND ADVANCES

     Investments and advances consist of the following:

                                                                                DECEMBER 31,
                                                                          -------------------------
                                                                              1998         1999
                                                                          ------------   ----------

       Limited partnership:
         Investment................................................       $     96,538   $    1,375
         Advances..................................................            774,463           --
                                                                          ------------   ----------
                                                                               871,001        1,375
       Building art................................................            263,071      263,071
       Investments in Master Licensees.............................            396,875      300,000
                                                                          ------------   ----------
       Investments and advances....................................       $  1,530,947   $  564,446
                                                                          ============   ==========

     LIMITED PARTNERSHIP

     The Company owns a 10% general partnership interest in an entity engaged in the acquisition, development and construction of certain commercial real estate. The partnership has the following assets, liabilities and partners' capital:

                                                                                  DECEMBER 31,
                                                                            -----------------------
                                                                               1998         1999
                                                                            ----------   ----------
       Assets....................................................           $2,239,960   $2,410,294
       Liabilities...............................................            1,933,276    2,199,214
       Partners' capital.........................................              306,684      211,080

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


6.  INVESTMENTS AND ADVANCES - (CONTINUED)

     The partnership's net profits, losses and distributions are allocated based upon methods set forth in the partnership agreement. The Company is allocated 25% of distributions and like amount of net profits until the other limited partner has received an aggregate amount equal to its aggregate contribution. Thereafter, remaining net profits and all losses are allocated 1% to the Company.

     The Company was the guarantor of all partnership indebtedness which consisted of borrowings under a $1,150,000 bank line of credit with approximately $1,093,000 outstanding at December 31, 1998. In September 1999, the partnership refinanced the debt under the bank line of credit and debt owed to Schlotzsky's, Inc. in the aggregate amount of $2,048,000. The terms of this loan with the new financial institution require a guarantee from Schlotzsky's, Inc. for the entire loan amount, which is also collateralized by real estate, and related leases and rents.

     INVESTMENTS IN MASTER LICENSEES

     The Company had a minority interest in two Master Licensees and was guarantor of debt of one in the amount of $400,000 at December 31, 1998. During 1999, the lender assigned this note back to the Company who is now in the lender position to the Master Licensee.

7.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                                 AMORTIZATION          DECEMBER 31,
                                                                    PERIOD     ------------------------------
                                                                   (YEARS)          1998             1999
                                                                 ------------  --------------    ------------
       Original franchise rights...........................           40        $   5,688,892    $ 5,688,892
       Royalty value and goodwill..........................           20            3,122,117      3,916,116
       Developer and franchise rights acquired.............        20 to 40         9,789,263     29,168,608
       Debt issue costs....................................        5 to 25             65,136        233,224
       Other intangible assets.............................           5               318,449        948,204
                                                                               --------------    ------------
                                                                                   18,983,857     39,955,044
       Less accumulated amortization.......................                        (2,168,798)    (3,413,891)
                                                                               --------------    ------------
       Intangible assets, net..............................                     $  16,815,059    $36,541,153
                                                                               ==============    ============

     In 1997, the Company reacquired the developer rights in Connecticut, Maryland, Virginia and various western territories. The aggregate purchase price of these developer rights was approximately $1,734,000. Also, the Company reacquired franchise rights in Houston and Austin, Texas for approximately $1,018,000.

     In 1998, the Company reacquired certain developer and franchise rights in Georgia, Michigan, and certain portions of Ohio, Texas and various western territories. In addition, the Company reacquired the international licensing rights to Belgium, Luxemburg, and The Netherlands.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


7.  INTANGIBLE ASSETS - (CONTINUED)

     In 1999, the Company acquired 100% of the area developers' interest in territories in North Carolina, Florida, Southern California, Austin, Texas and Canada. The Company also acquired 50% of several area developers' interests in parts of Arizona, Illinois, Indiana, Michigan, Kentucky, Tennessee, Virginia, South Carolina, North Carolina, Kansas, and Missouri. In addition, in exchange for a $2.3 million note receivable, a cash payment of $250,000, and a note payable of $500,000, the Company acquired an option to purchase the development rights of its largest area developer during an option period from August 16, 2004 to February 16, 2012 at prices ranging from $28 million to $38.3 million. If a change in control, as defined, of the Company occurs, the Company is obligated to pay between $2.8 million and $3.8 million to prevent the purchase option from lapsing. Such payment is applicable to the exercise price, if and when paid.

     The developer rights acquired under these transactions are being amortized on a straight-line basis over 40 years. Amortization of intangible assets totaled approximately $502,000, $747,000, and $938,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

8.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                                       DECEMBER 31,
                                                                                 -------------------------
                                                                                     1998          1999
                                                                                 -----------   -----------
        Accrued legal and professional....................................        $  392,277    $  154,827
        Developer service costs...........................................           910,848       568,884
        Repurchase of development territories.............................         6,550,000            --
        Accrued liability-option cost.....................................                --       500,000
        Other accrued liabilities.........................................         1,760,468     1,766,811
                                                                                  ----------    ----------
                                                                                  $9,613,593    $2,990,522
                                                                                  ==========    ==========

9.  DEFERRED REVENUE

     Franchise fees, developer fees and revenue from the Turnkey Program, collected but not yet recognized in income less related direct incremental costs paid but not yet charged to expense are as follows:

     Deferred revenue consists of the following:

                                                                                       DECEMBER 31,
                                                                                 -------------------------
                                                                                     1998          1999
                                                                                 -----------   -----------
        Deferred developer fees...........................................      $         --    $ 7,736,711
        Deferred franchise fees...........................................         1,687,500      1,342,500
        Deferred direct incremental costs:
           Deferred franchise fee development service costs...............          (838,750)      (632,500)
           Other .........................................................           (12,000)        (3,500)
        Deferred revenue, net -- Turnkey Program..........................           461,736        333,090
                                                                                  ----------     ----------
                                                                                  $1,298,486     $8,776,301
        Current portion ..................................................                --     (1,206,206)
                                                                                  ----------     ----------
        Deferred revenue, long term.......................................        $1,298,486     $7,570,095
                                                                                  ==========     ==========

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


10.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                    -----------------------------
                                                                                        1998             1999
                                                                                    -----------      ------------
        Capitalized lease, bearing an effective interest rate of 11.24%, collateralized by real property; monthly principal and interest
          installments of $12,615 through 2020....................................  $ 1,225,298      $  1,203,718
        Capitalized lease bearing an effective interest rate of 13.67%, collateralized by real property; monthly principal and interest
          installments of $6,312 due through 2017.................................      534,937           527,656
        Capitalized lease bearing an effective interest rate of 12.85%, collateralized by real property; monthly principal and interest
          installments of $5,361 due through 2027.................................      513,359           511,297
        Various unsecured notes payable to individuals and corporations, bearing interest at 7.00%, due in periodic principal and interest
          installments through 2003...............................................           --         2,885,846
        Note payable to a financial institution bearing interest at the lesser of LIBOR + 1.75% or the bank's prime lending rate, collateralized by the Company's receivables and intangibles, with
          the principal due  March, 1999..........................................    5,000,000                --
        Note payable to a financial institution bearing interest at the lesser of LIBOR + 1.75% or the bank's prime lending rate, collateralized by the Company's receivables and intangibles, with
          the principal due December, 2001........................................    6,360,000                --
        Syndicated notes payable to various financial institutions bearing interest at the lesser of the maximum rate or the base rate. The base rate is the greater of the prime rate of Wells Fargo Bank or the
           Federal Funds rate plus 0.5%. The maximum rate is the maximum rate of interest under applicable law that the lender may charge the borrower. $15,000,000 matures September 30, 2000. The remaining
           $20,000,000 has monthly principal and interest payments
           of $333,333 through December, 2004. ...................................           --        35,000,000
        Various notes payable to individuals and corporations, bearing interest at 6.0% to 9.0% per annum, due in periodic principal and interest installments through 2004, and collateralized by equipment
           and assignment of royalties from certain franchisees...................      545,439           201,618
        Other.....................................................................      422,067           400,338
                                                                                    -----------      ------------
                                                                                     14,601,100        40,730,473
          Current maturities......................................................   (5,382,585)      (19,455,430)
                                                                                    -----------      ------------
            Long-term debt, less current maturities...............................  $ 9,218,515      $ 21,275,043
                                                                                    ===========      ============


     In December 1999, the Company secured financing from a bank syndicate which provided an aggregate of $40,000,000 in three credit facilities. The first facility was a $20,000,000 loan refinancing of $15,000,000 of outstanding debt plus an additional $5,000,000 for additional area developer buy backs. This facility has a five year term. The second facility is a $15,000,000 revolving line of credit for working capital purposes which matures September 30, 2000. The third facility is a $5,000,000 letter of credit in favor of the media buyer for Schlotzsky's National Advertising Association, Inc. of which Schlotzsky's, Inc. is a guarantor. This facility expires September 30, 2000. The credit facility contains certain financial ratio and leverage covenants. Under the credit facility, the acquisition of beneficial ownership of more than 33% of the outstanding stock of the Company by a person or group of related persons constitutes a default, resulting in the possible acceleration of outstanding indebtedness.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


10.  LONG-TERM DEBT - (CONTINUED)

      The aggregate annual maturities of long-term debt at December 31, 1999 are as follows:

                  YEAR ENDED
                 DECEMBER 31,
                 -----------
                  2000.........................................  $ 19,455,430
                  2001.........................................     4,713,012
                  2002.........................................     4,252,395
                  2003.........................................     4,254,452
                  2004.........................................     4,254,104
                  Thereafter...................................     3,801,080
                                                                 ------------
                                                                 $ 40,730,473
                                                                 ============

     The net book value of assets held under capital leases were approximately $2,432,000 and $2,321,000 at December 31, 1998 and 1999, respectively.

11.  INCOME TAXES

      The provision for federal and state income taxes consists of the following:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1997          1998          1999
                                                          ----------    ----------    ----------
        Federal:
          Current ....................................... $2,416,124    $2,813,396    $2,658,905
          Deferred ......................................     26,988       556,575      (370,649)
                                                          ----------    ----------    ----------
                  Total federal..........................  2,443,112     3,369,971     2,288,256
        State ...........................................    171,148       358,638       236,908
                                                          ----------    ----------    ----------
        Total provision for income taxes................. $2,614,260    $3,728,609    $2,525,164
                                                          ==========    ==========    ==========

     The differences between the income tax expense and the amount that would result if the Federal statutory rate was applied to the pretax financial income were as follows:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1997          1998          1999
                                                          ----------    ----------    ----------
        Expense at Federal statutory rate of 34%......... $2,401,650    $3,377,925    $2,336,206
        Nondeductible items, including amortization......     99,653        69,922        77,716
        State income taxes, net of Federal benefit.......    112,957       236,701       197,408
        Other............................................         --        44,061       (86,166)
                                                          ----------    ----------    ----------
                                                          $2,614,260    $3,728,609    $2,525,164
                                                          ==========    ==========    ==========

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


11. INCOME TAXES - (CONTINUED)

     Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                                    DECEMBER 31,
                                                             -------------------------
                                                                1998          1999
                                                             ----------    -----------
        Deferred Tax Assets:
           Receivables.....................................  $  265,167    $   493,238
           Deferred revenue................................     307,004      3,261,210
           Accrued liabilities.............................     117,753         12,460
           Other...........................................      36,563         42,442
                                                             ----------    -----------
           Gross deferred tax assets.......................     726,487      3,809,350
                                                             ----------    -----------
        Deferred Tax Liabilities:
           Property, equipment and intangibles.............     593,614      1,161,695
           Installment sale................................      99,202             --
           Other...........................................       9,786          9,868
                                                             ----------    -----------
         Gross deferred tax liabilities....................     702,602      1,171,563
                                                             ----------    -----------
           Net deferred tax asset..........................  $   23,885    $ 2,637,787
                                                             ==========    ===========


12.  STOCKHOLDERS' EQUITY

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

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


13.  STOCK-BASED COMPENSATION PLANS

     The Company sponsors the "Schlotzsky's, Inc. Third Amended and Restated Stock Option Plan" (the "Option Plan"), which is a stock-based incentive compensation plan, as described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for the Option Plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if adopted by the Company, would change the methods the Company applies in recognizing the cost of the Option Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below. The Company also has an employee stock purchase plan that it adopted in 1998.

     THE STOCK OPTION PLAN

     Under the Option Plan, the Company was originally authorized to issue 800,000 shares of common stock pursuant to "awards" granted in the form of incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Awards may be granted to key employees of the Company. In February 1998, the Compensation Committee of the Board of Directors amended the Option Plan to provide for an additional 150,000 shares of common stock to be authorized for issuance as non-qualified stock options under its provisions, and in May 1998, the shareholders approved amendments to the Option Plan, including an additional 500,000 shares of common stock to be authorized for issuance as either incentive stock options or non-qualified stock options.

     Options granted in 1998 and 1999 generally vest ratably over three years. Options granted before 1998 generally vest ratably over five years.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


13. STOCK-BASED COMPENSATION PLANS - (CONTINUED)

     A summary of the status of the Company's stock options as of December 31, 1997, 1998 and 1999 and the changes during the years ended on those dates is presented below:


                                                                                         OPTIONS OUTSTANDING
                                                                                     ---------------------------
                                                                                                WEIGHTED AVERAGE
                                                                                                EXERCISE PRICES
                                                                                     SHARES        PER SHARE
                                                                                     ---------  ----------------
        BALANCE, January 1, 1997...........................................            594,964  $       9.13
          Granted (weighted average fair value of $6.81 per share).........            200,500         15.08
          Exercised........................................................            (57,201)         8.50
          Forfeited........................................................            (85,799)         9.88
          Expired..........................................................                 --            --
                                                                                     ---------
        BALANCE, December 31, 1997.........................................            652,464         11.19
          Granted (weighted average fair value of $8.30 per share).........            628,700         18.66
          Exercised........................................................            (44,239)         8.88
          Forfeited........................................................           (147,216)        17.10
          Expired..........................................................            (25,300)        15.50
                                                                                     ---------
        BALANCE, December 31, 1998.........................................          1,064,409         14.56
          Granted (weighted average fair value of $4.77 per share) ........             88,000         10.32
          Exercised........................................................             (5,825)         9.09
          Forfeited........................................................            (63,205)        10.66
                                                                                     ---------
        BALANCE, December 31, 1999.........................................          1,083,379         15.52
                                                                                     =========

        Exercisable at December 31, 1997...................................            362,178          9.19
        Exercisable at December 31, 1998...................................            491,972          9.54
        Exercisable at December 31, 1999...................................            894,826         15.16


     The fair value of each stock option granted in 1997, 1998 and 1999 is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 6.17% for 1997, 5.28% for 1998, and 5.14% for 1999; expected lives of the options of six years; and volatility of 32.50% for 1997, 48.97% for 1998, and 38.95% for 1999.

      The following table summarizes information about stock options outstanding at December 31, 1999:


                                                     OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                          ---------------------------------------   ------------------------
                                              NUMBER        WEIGHTED     WEIGHTED      NUMBER       WEIGHTED
                                          OUTSTANDING AT     AVERAGE      AVERAGE   EXERCISABLE AT   AVERAGE
                    RANGE OF               DECEMBER 31,     REMAINING    EXERCISE    DECEMBER 31,   EXERCISE
                EXERCISE PRICES                1999       CONTRACT LIFE    PRICE        1999         PRICE
       -------------------------------    --------------  -------------  --------   --------------  --------
       $5.60 to $11.00................        444,081         6.10        $  8.46        330,414     $  8.19
       $11.09 to $14.97...............        226,798         7.48        $ 12.40        151,912     $ 12.34
       $17.69 to $23.94...............        412,500         8.12        $ 21.79        412,500     $ 21.79
                                          --------------  -------------  --------   --------------  --------
       Total..........................      1,083,379         7.29        $ 14.36        894,826     $ 15.16


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

     During 1998, 49 participants purchased 9,396 shares of stock through the Stock Purchase Plan for $8.39 per share. During 1999, 62 participants purchased 10,551 shares of stock through the Stock Purchase Plan for $8.39 per share. Under APB Opinion No. 25, the Stock Purchase Plan is considered noncompensatory (the shares are purchased with after tax dollars). Therefore, no compensation expense has been recognized for shares sold under this plan.

     The fair value of stock purchase rights granted in 1998 and 1999 were $6.55 and $3.39 per share respectively, or a total of $61,543 or $35,726 respectively. The fair value of each stock purchase right was determined using an expected term of 6 months in 1998 and 1999, a volatility of 48.97% and 38.95%, respectively, and a risk-free interest rate of 5.30% and 6.03% respectively.

     PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

     During 1997, 1998 and 1999, the Company did not incur any compensation costs for the Option Plan under APB No. 25. Had the compensation cost for the Company's Plan been determined consistent with SFAS No. 123, the Company's net income and net income per common share for 1997, 1998 and 1999 would approximate the pro forma amounts below:


                                               DECEMBER 31, 1997       DECEMBER 31, 1998        DECEMBER 31, 1999
                                             ----------------------  ----------------------  -----------------------
                                             AS REPORTED  PRO FORMA  AS REPORTED  PRO FORMA  AS REPORTED  PRO FORMA
                                             -----------  ---------  -----------  ---------  -----------  ----------

    Income before cumulative effect of
    change in accounting principle.........  $ 4,449,415  $4,201,878  $6,206,465  $4,673,829  $4,346,029  $2,992,156


    Net income per common share - basic....  $      0.74  $     0.70  $     0.84  $     0.63  $     0.59  $     0.40


    Net income per common share - diluted..  $      0.71  $     0.67  $     0.82  $     0.62  $     0.58  $     0.40



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

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     Cash paid for interest during the years ended December 31, 1997, 1998 and 1999 was approximately $297,000, $248,000 and $2,086,000, respectively.

     Cash paid for income taxes during the years ended December 31, 1997, 1998 and 1999 was approximately $2,404,000, $2,515,000 and $3,250,000, respectively.

Noncash investing and financing activities:

1997

        Notes totaling approximately $272,000 were received as payment for nonrefundable Area Developer, Master Licensee, Territorial and other fees.

        Notes totaling approximately $1,400,000 were received as proceeds of for sales of Turnkey Program properties.

        Notes totaling approximately $525,000 were issued for acquisition of developer rights.

1998

        Notes totaling approximately $2,250,000 were received as payment for nonrefundable Area Developer, Master Licensee, Territorial and other fees.

        Notes totaling approximately $21,334,000 were received as payment for investment in Turnkey Projects.

1999

        Notes totaling approximately $5,016,000 were received as payment of nonrefundable Area Developer fees.

        Notes totaling approximately $42,749,000 were received as payment for sale of, or investment in, Turnkey projects.

        Notes totaling approximately $4,311,000 were issued for acquisition of developer rights.

15. RELATED PARTY TRANSACTIONS

     Franchisees contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF") to be used solely for the production of programs and materials for marketing and advertising. The Company charges NAMF an amount equal to certain cost allocations and salaries for administering NAMF. Advances to /(from) NAMF totaled approximately $11,000 and $(189,000) at December 31, 1998 and 1999, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

     Franchises contribute 1.75% of gross sales to Schlotzsky's NAA to be used solely for media placement. At December 31, 1999, Schlotzsky's Inc. advanced approximately $5.2 million to NAA for the purchase of network television advertising.

     One or more principal stockholders of the Company is guarantor of debt of the Company, totaling approximately $1,383,000 and $1,185,000 at December 31, 1998 and 1999, respectively.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


15. RELATED PARTY TRANSACTIONS - (CONTINUED)

     At December 31, 1998 and 1999 the Company holds combined notes in the amount of $455,000 from Sino Carribbean development for the right to obtain a master license for certain territories in the Pacific Rim and the assumption of a promissory note in the amount of $275,000. An officer of the Company held 60% of Sino's outstanding common stock at December 31, 1996. In 1997, Sino issued shares of common stock to third parties which reduced the officer's interest to less than 30%.

     During 1996, the Company paid $300,000 to Bonner Carrington Corporation European Market ("BCCE") and agreed to serve as guarantor for additional financing not to exceed $400,000. In return, the Company received: (i) preferred stock representing 7.5% of the total outstanding shares of BCCE;
(ii) an option to buy additional preferred stock representing an additional 10% of the total outstanding shares of BCCE; and (iii) options to purchase BCCE and its respective territories at predetermined prices effective during the period covering December 1999 through December 2011. In February 1999, the Company took assignment of the note from the bank in favor of Bonner Carrington European Market ("BCCE") and has stepped into the lender position for the $400,000.

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

16. COMMITMENTS AND CONTINGENCIES

     LEASES

     The Company leases office facilities and certain land, buildings and equipment. Rent expense for the years ended December 31, 1997, 1998 and 1999, was approximately $814,000, $1,195,000 and $2,078,000, respectively. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1999 are as follows:


             YEAR ENDING
            DECEMBER 31,
            ------------
               2000..........................................................        $ 1,611,802
               2001..........................................................          1,636,541
               2002..........................................................          1,629,165
               2003..........................................................          1,598,228
               2004..........................................................          1,576,361
               Thereafter....................................................         18,470,750
                                                                                     -----------
                                                                                     $26,522,847
                                                                                     ===========


                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


16. COMMITMENTS AND CONTINGENCIES - (CONTINUED)

    GUARANTIES ON FRANCHISE OPERATING LEASES AND OTHER OBLIGATIONS

The Company, and in some cases certain stockholders, guaranty certain real estate and equipment leases and other obligations of its franchisees. Under the Turnkey Program, the Company has typically provided a credit enhancement in the form of a guaranty on the franchisee's lease assigned to a third-party investor. These guaranties typically cover lease payments and various other obligations of the franchisee for a period ranging from 18 months to five years, and is effective throughout the term of the 20 year lease. At December 31, 1999, the Company was contingently liable for approximately $6.2 million under these guaranties. Additionally, at December 31, 1999, the Company was contingently liable for approximately $28 million under guaranties of other franchisee real estate and equipment leases and various obligations.

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

18. SEGMENTS

     The Company and its subsidiaries are principally engaged in franchising quick service restaurants that feature salads, made-to-order sandwiches with unique sourdough buns and pizzas. At December 31, 1999 the Schlotzsky's system included Company owned and franchised stores in 37 states, the District of Columbia and 13 foreign countries.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18. SEGMENTS - (CONTINUED)

     The Company identifies segments based on management responsibility within the corporate structure. The Turnkey Development segment includes the development of freestanding stores with high visibility and easy access. The Restaurant Operations includes the operation of a limited number of Company-owned restaurants for the purpose of product development, concept refinement, prototype testing and training and to build brand awareness. The Franchise Operations segment encompasses the franchising of stores in order to achieve optimal success with owner-operated stores. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. The accounting policies of the Segments are the same as those described in the summary of significant accounting policies (Note 1). Segment information and a reconciliation to income, before interest and income taxes are as follows:


                                                      TURNKEY         RESTAURANT      FRANCHISE
            YEAR ENDED DECEMBER 31, 1999            DEVELOPMENT       OPERATIONS      OPERATIONS     CONSOLIDATED
    ---------------------------------------------  -------------    -------------    -------------  --------------
    Revenue from external customers...........     $  1,687,155     $ 14,815,504     $ 31,435,757   $  47,938,416
    Depreciation and amortization.............          336,608          941,007        1,578,032       2,855,647
    Operating income (loss) ..................       (3,813,349)         630,200        9,190,811       6,007,662
    Significant noncash items-fees financed...               --               --        5,016,250       5,016,250
    Capital expenditures......................        3,254,150        3,768,921          645,363       7,668,434

    Total assets..............................     $ 40,575,066     $ 25,851,163     $ 66,333,152    $132,759,381



                                                      TURNKEY         RESTAURANT      FRANCHISE
            YEAR ENDED DECEMBER 31, 1998            DEVELOPMENT       OPERATIONS      OPERATIONS     CONSOLIDATED
    ---------------------------------------------  -------------    -------------    -------------  --------------
    Revenue from external customers...........     $  8,314,426     $  7,720,432     $ 25,813,054   $  41,847,912
    Depreciation and amortization.............          446,962          609,265          828,627       1,884,854
    Operating income (loss) ..................        3,061,365         (774,999)       5,590,446       7,876,812
    Significant noncash items-fees financed...               --               --        2,250,000       2,250,000
    Capital expenditures......................        5,150,880        9,102,579        2,991,726      17,245,185

    Total assets..............................     $ 42,902,095     $ 20,782,048     $ 41,137,611   $ 104,821,754



                                                      TURNKEY         RESTAURANT      FRANCHISE
            YEAR ENDED DECEMBER 31, 1997            DEVELOPMENT       OPERATIONS      OPERATIONS     CONSOLIDATED
    ---------------------------------------------  -------------    -------------    -------------  --------------
    Revenue from external customers...........     $  1,138,610     $  6,364,042     $ 20,466,484   $  27,969,136
    Depreciation and amortization.............          178,953          434,698          541,949       1,155,600
    Operating income (loss) ..................          592,001         (193,371)       5,716,424       6,115,054
    Significant noncash items-fees financed...               --               --          272,003         272,003
    Capital expenditures......................          168,160        4,169,162        3,098,681       7,436,003

    Total assets..............................     $ 18,740,459     $  8,992,965     $ 51,787,162    $ 79,520,586


                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


19. EARNINGS PER SHARE

      Basic and diluted EPS computation for the years ended December 31, 1997, 1998 and 1999 are as follows:


                                                                             FOR THE YEARS ENDED
                                                                                 DECEMBER 31,
                                                                    ----------------------------------------
                                                                       1997           1998          1999
                                                                    -----------    -----------   -----------
        BASIC EPS
          Net income before cumulative effect of change in
            accounting principle.............................       $ 4,449,415    $ 6,206,465   $4,346,029
          Cumulative effect of change in accounting principle,
            net of tax.......................................                --             --   (3,819,592)
                                                                    -----------    -----------   -----------
          Net income.........................................         4,449,415      6,026,465      526,437
                                                                    ===========    ===========   ===========
          Weighted average common shares outstanding.........         5,994,403      7,382,983    7,409,496
                                                                    ===========    ===========   ===========

          Basic EPS before cumulative effect of change in
            accounting principle.............................       $      0.74    $      0.84   $     0.59
          Cumulative effect of change in accounting principle                --             --        (0.52)
                                                                    -----------    -----------   -----------
          Basic EPS..........................................       $      0.74    $      0.84   $     0.07
                                                                    ===========    ===========   ===========

        DILUTED EPS
          Net income before cumulative effect of change in
            accounting principle.............................       $ 4,449,415    $ 6,206,465   $4,346,029
          Cumulative effect of change in accounting principle,
            net of tax......................................                 --             --   (3,819,592)
                                                                    -----------    -----------   -----------
          Net income........................................          4,449,415      6,026,465      526,437
                                                                    ===========    ===========   ===========

          Weighted average common shares outstanding.........         5,994,403      7,382,983    7,409,496

          Assumed conversion of common shares issuable
            under stock option plan and exercise of warrants..          234,966        194,424       66,703
                                                                    -----------    -----------   -----------

          Weighted average common shares outstanding -
            assuming dilution.................................        6,229,369      7,577,407    7,476,199
                                                                    ===========    ===========   ===========

          Diluted EPS before cumulative effect of change in
            accounting principle.............................       $      0.71    $      0.82   $     0.58
          Cumulative effect of change in accounting principle                --             --        (0.51)
                                                                    -----------    -----------   -----------
        Diluted EPS..........................................       $      0.71    $      0.82         0.07
                                                                    ===========    ===========   ===========




      Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 123,500, 571,000 and 748,000 in 1997, 1998 and 1999, respectively.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
Schlotzsky's, Inc. and Subsidiaries


In connection with our audit of the consolidated financial statements of Schlotzsky's, Inc. and Subsidiaries referred to in our report dated March 2, 2000, which is included in Part IV of this Form 10-K, we have also audited
Schedule II for each of the three years in the period ended December 31, 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.




GRANT THORNTON LLP


Dallas, Texas
March 2, 2000

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES


                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                   COL. A                         COL. B                  COL. C                COL. D        COL. E.
--------------------------------------------  ------------- -------------------------------- ------------ ---------------
                                                                        ADDITIONS
                                                            --------------------------------
                                                 BALANCE
                                                    AT          CHARGE TO       CHARGE TO                    BALANCE AT
                                                BEGINNING       COSTS AND         OTHER                        END OF
                DESCRIPTION                     OF PERIOD       EXPENSES        ACCOUNTS       DEDUCTION       PERIOD
--------------------------------------------  ------------- --------------- ---------------- ------------ ---------------
Valuation allowance for notes receivable,
interest receivable, and other receivable:


  Year ended December 31, 1999..............  $ (1,415,498) $   (1,246,401) $             -- $    823,497 $   (1,838,402)
                                              ============= =============== ================ ============ ===============

  Year ended December 31, 1998 .............      (442,774)       (972,724)               --           --     (1,415,498)
                                              ============= =============== ================ ============ ===============

  Year ended December 31, 1997..............      (342,774)       (100,000)               --           --       (442,774)
                                              ============= =============== ================ ============ ===============
