Form 10-Q
period 2000-03-31
SCHLOTZSKYS INC
filed 2000-05-15
CIK 1002178

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

                  For the quarterly period ended March 31, 2000

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

                    YES   /X/                     NO / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Shares Outstanding at May 1, 2000
    Common Stock, no par value                        7,440,072

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                      INDEX

PART I.           FINANCIAL INFORMATION                                              Page No.
                                                                                     --------
Item 1.           Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets --
                           March 31, 2000 and December 31, 1999                          2

                           Condensed Consolidated Statements of
                           Operations -- Three Months Ended
                           March 31, 2000 and March 31, 1999                             3

                           Condensed Consolidated Statement of
                           Stockholders' Equity -- Three Months Ended
                           March 31, 2000 and the year ended December 31, 1999           4

                           Condensed Consolidated Statements of
                           Cash Flows -- Three Months Ended
                           March 31, 2000 and March 31, 1999                             5

                           Notes to Condensed Consolidated
                           Financial Statements                                          6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          9

Item 3            Quantitative and Qualitative Disclosures About
                  Market Risk                                                           13

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                     14

Item 2.           Changes in Securities                                                 14

Item 3.           Defaults Upon Senior Securities                                       14

Item 4.           Submission of Matters to a Vote of Security Holders                   14

Item 5.           Other Information                                                     14

Item 6.           Exhibits and Reports on Form 8-K                                      14

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,          DECEMBER 31,
                                                                                       2000                 1999
                                                                                  ----------------    -----------------
                                                                                    (UNAUDITED)
Assets
     Cash and cash equivalents.............................................           $  1,502,298       $  4,895,302
     Temporary cash investments............................................                 18,000             18,000
     Receivables from Turnkey Program Development..........................                545,000             51,603
     Royalties receivable..................................................              1,707,379          1,306,465
     Notes receivable, current portion.....................................              3,059,797          5,737,363
     Real estate and restaurants held for sale, current portion............              7,911,994          7,909,870
     Turnkey notes and other receivables, current portion..................              6,912,131          8,908,286
     Other receivables.....................................................              4,307,052          4,480,022
     Prepaid expenses and other assets.....................................              1,498,191          1,326,405
     Turnkey Program development...........................................              9,778,133         10,130,175
     Deferred Federal income tax asset, current portion....................              1,021,828          1,021,828
                                                                                  ----------------    -----------------
         Total current assets..............................................             38,261,803         45,785,319

     Property, equipment and leasehold improvements, net...................             20,118,712         19,861,420
     Real estate and restaurants held for sale, less current portion.......              6,388,583          5,985,937
     Notes receivable, less current portion................................             14,299,893         13,239,897
     Notes receivable from related parties, less current portion...........              8,933,907          8,257,528
     Investments and advances..............................................                576,248            564,446
     Deferred Federal income tax asset, less current portion...............              1,615,959          1,615,959
     Intangible assets, net................................................             37,247,627         36,541,153
     Other noncurrent assets...............................................                925,782            907,722
                                                                                  ----------------    -----------------

         Total assets......................................................           $128,368,514       $132,759,381
                                                                                  ----------------    -----------------
                                                                                  ----------------    -----------------
Liabilities and Stockholders' Equity

     Accounts payable-trade................................................             $3,152,789         $5,527,504
     Current maturities of long-term debt..................................             11,525,806         19,455,430
     Deferred revenue, current portion.....................................                551,853          1,206,206
     Accrued liabilities...................................................              3,728,137          2,990,522
                                                                                  ----------------    -----------------
         Total current liabilities.........................................             18,958,585         29,179,662
     Deferred revenue, less current portion................................              7,552,819          7,570,095
     Long-term debt, less current maturities...............................             25,865,319         21,275,043
                                                                                  ----------------    -----------------
         Total liabilities.................................................             52,376,723         58,024,800
Commitments and contingencies
Stockholders' equity:
     Preferred stock:
         Class C--no par value; authorized--1,000,000 shares;
           issued--none....................................................                    --                  --
     Common stock, no par value, 30,000,000 shares authorized 7,440,072 and 7,427,714 issued at March 31, 2000 and December 31, 1999,
       respectively........................................................                 63,258             63,135
     Additional paid-in capital............................................             57,848,242         57,779,291
     Retained earnings.....................................................             18,185,291         16,997,155
     Treasury stock (10,000 shares) .......................................               (105,000)          (105,000)
                                                                                  ----------------    -----------------
         Total stockholders' equity........................................             75,991,791         74,734,581
                                                                                  ----------------    -----------------
         Total liabilities and stockholders' equity........................           $128,368,514       $132,759,381
                                                                                  ----------------     ----------------
                                                                                  ----------------     ----------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                              -------------------------------------
                                                                  MARCH 31,          MARCH 31,
                                                                    2000               1999
                                                              ------------------ ------------------
Revenues:
   Royalties................................................       $  5,521,820      $  5,014,267
   Franchise fees...........................................            155,850           245,000
   Developer fees...........................................            303,894           227,617
   Restaurant sales.........................................          4,401,361         2,543,047
   Brand contribution.......................................          1,603,457         1,201,067
   Turnkey program development..............................            589,596           670,048
   Other fees and revenue...................................            479,414           296,427
                                                              ------------------ ------------------
         Total revenues.....................................         13,055,392        10,197,473
Expenses:
   Service costs:
     Royalties..............................................          1,285,273         1,791,521
     Franchise fees.........................................             75,000           128,000
   Restaurant operations:
     Cost of sales..........................................          1,267,304           768,570
     Labor costs............................................          1,593,877           994,274
     Operating expenses.....................................            958,260           626,201
   Turnkey development costs................................          1,229,647         1,036,569
   General and administrative...............................          3,887,948         2,856,301
   Depreciation and amortization............................            826,479           577,288
                                                              ------------------ ------------------
         Total expenses.....................................         11,123,788         8,778,724
                                                              ------------------ ------------------
         Income from operations.............................          1,931,604         1,418,749
Other
   Interest income..........................................            762,867           719,023
   Interest expense.........................................           (823,393)         (260,709)
                                                              ------------------ ------------------
         Income before income taxes.........................          1,871,078         1,877,063
 Provision for income taxes.................................            682,942           689,821
                                                              ------------------ ------------------
         Income before cumulative effect of change in
         accounting principle...............................          1,188,136         1,187,242
         Cumulative effect of change in accounting
         principle, net of tax..............................                 --        (3,819,592)
                                                              ------------------ ------------------
         Net Income.........................................       $  1,188,136      $ (2,632,350)
                                                              ------------------ ------------------
                                                              ------------------ ------------------
Income per common share - basic:
         Income before cumulative effect of change in
         accounting principle...............................       $       0.16      $       0.16
         Cumulative effect of change in accounting
         principle, net of tax..............................                 --             (0.52)
                                                              ------------------ ------------------
         Net Income.........................................               0.16             (0.36)
                                                              ------------------ ------------------
                                                              ------------------ ------------------
Weighted average shares outstanding - basic.................          7,430,072         7,401,338
                                                              ------------------ ------------------
                                                              ------------------ ------------------
Income per common share - diluted:
         Income before cumulative effect of change in
         accounting principle...............................       $       0.16      $       0.16
         Cumulative effect of change in accounting
         principle..........................................                 --             (0.51)
                                                              ------------------ ------------------
Net Income..................................................               0.16             (0.35)
                                                              ------------------ ------------------
                                                              ------------------ ------------------
         Weighted average shares outstanding - diluted......          7,450,456         7,514,725
                                                              ------------------ ------------------
                                                              ------------------ ------------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Common Stock
                                           -----------------------------
                                                             Stated       Additional                                   Total
                                             Number of       Capital        Paid-In       Retained     Treasury     Stockholders
                                              Shares         Amount         Capital       Earnings       Stock         Equity
                                           -------------- -------------- -------------- ------------- ------------ ---------------
Balance, January 1, 1999...............        7,401,942        $62,877    $57,533,997   $16,470,718   $(105,000)     $73,962,592
Options exercised......................            5,825             58         52,887            --           --          52,945
Tax benefit from employee stock
transactions...........................               --             --         25,072            --           --          25,072
Issuance of common stock in connection
with employee stock purchase plan......           19,947            200        167,335            --           --         167,535
Net income.............................               --             --             --       526,437           --         526,437
                                           -------------- -------------- -------------- ------------- ------------ ---------------
Balance, December 31, 1999.............        7,427,714         63,135     57,779,291    16,997,155    (105,000)      74,734,581
Issuance of common stock in connection
with employee stock purchase plan......           12,358            123         68,951            --           --          69,074
Net income.............................               --             --             --     1,188,136           --       1,188,136
                                           -------------- -------------- -------------- ------------- ------------ ---------------
Balance, March 31, 2000 (Unaudited)....        7,440,072        $63,258    $57,848,242   $18,185,291   $(105,000)     $75,991,791
                                           -------------- -------------- -------------- ------------- ------------ ---------------
                                           -------------- -------------- -------------- ------------- ------------ ---------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                          ------------------------------------
                                                                             MARCH 31,           MARCH 31,
                                                                               2000                 1999
                                                                          ----------------     ---------------
Net cash used in operating activities...................................    $  (1,959,602)      $  (4,290,356)

Cash flows from investing activities:
   Advances on notes receivable (less payments) ........................        3,400,317             387,392
   Acquisition of intangibles...........................................         (962,065)         (4,505,261)
   Purchase of property, equipment and leasehold improvements...........       (1,958,300)         (7,213,709)
   Sale of property, equipment and leasehold improvements...............        1,373,261                  --
   Sale of temporary investments........................................          (11,802)            408,343
   Other................................................................               --              77,940
                                                                          ----------------     ---------------

Net cash provided (used) by investing activities........................        1,841,411         (10,845,295)

Cash flows from financing activities:
   Proceeds from issuance of long term debt.............................        4,770,352          10,873,244
   Principal payments on long term debt.................................       (8,114,757)         (5,812,004)
   Proceeds from exercises of options and warrants......................           69,592              78,868
                                                                          ----------------     ---------------

Net cash provided (used) by financing activities........................       (3,274,813)          5,140,108
                                                                          ----------------     ---------------

Net decrease in cash and cash equivalents...............................       (3,393,004)         (9,995,543)

Cash and cash equivalents at beginning of period........................        4,895,302          15,384,991
                                                                          ----------------     ---------------

Cash and cash equivalents at end of period..............................    $   1,502,298       $   5,389,448
                                                                          ----------------     ---------------
                                                                          ----------------     ---------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

March 31, 2000

NOTE 1. - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. This information should be read in connection with the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. - EARNINGS PER SHARE

Basic and diluted EPS computations for the three months ended March 31, 2000 and 1999 are as follows:

                                                                         THREE MONTHS ENDED
                                                                             (UNAUDITED)
                                                                   -------------------------------
                                                                       MARCH 31,       MARCH 31,
                                                                         2000            1999
                                                                   ---------------  --------------
      BASIC EPS
         Net income before cumulative effect of change in
           accounting principle................................      $  1,188,136    $  1,187,242
         Cumulative effect of change in accounting principle,
           net tax.............................................                --      (3,819,592)
                                                                   ---------------  --------------
         Net income (loss).....................................      $  1,188,136    $ (2,632,350)
                                                                   ---------------  --------------
                                                                   ---------------  --------------
         Weighted average common shares outstanding............         7,430,072       7,401,338
                                                                   ---------------  --------------
                                                                   ---------------  --------------
         Basic EPS before cumulative effect of change in
           accounting principle................................              0.16            0.16
         Cumulative effect of change in accounting principle...                --           (0.52)
                                                                   ---------------  --------------
         Basic EPS.............................................      $       0.16    $      (0.36)
                                                                   ---------------  --------------
                                                                   ---------------  --------------

       DILUTED EPS
         Income before cumulative effect of change in
           accounting principle................................      $  1,188,136    $  1,187,242
         Cumulative effect of change in accounting principle,
           Net of tax..........................................                --      (3,819,592)
                                                                   ---------------  --------------
         Net income (loss).....................................         1,188,135      (2,632,350)
                                                                   ---------------  --------------
                                                                   ---------------  --------------
         Weighted average common shares outstanding............         7,430,072       7,401,338
         Assumed conversion of common shares issuable
          Under stock option plan and exercise of warrants.....            20,384         113,387
                                                                   ---------------  --------------
         Weighted average common shares outstanding-
           assuming dilution...................................         7,450,456       7,514,725
                                                                   ---------------  --------------
                                                                   ---------------  --------------
         Diluted EPS before cumulative effect of change in
           accounting principle................................      $       0.16    $       0.16
         Cumulative effect of change in accounting principle                   --           (0.51)
                                                                   ---------------  --------------
      Diluted EPS..............................................      $       0.16    $      (0.35)
                                                                   ---------------  --------------
                                                                   ---------------  --------------

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 994,965 and 615,025 in 2000 and 1999, respectively.

NOTE 3. - SEGMENTS

     The Company and its subsidiaries are principally engaged in franchising quick service restaurants that feature made-to-order sandwiches with unique sourdough buns, pizzas and salads. At March 31, 2000, the Schlotzsky's system included Company-owned and franchised stores in 38 states, the District of Columbia and 13 foreign countries.

     The Company identifies segments based on management responsibility within the corporate structure. The Turnkey Development segment includes the development of freestanding stores with high visibility and easy access. The Restaurant Operations segment includes the operation of a limited number of Company-owned restaurants for the purposes of product development, concept refinement, prototype testing, training and building brand awareness. The Franchise Operations segment encompasses the franchising of stores in order to achieve optimal success with owner-operated stores. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. Segment information and a reconciliation to income, before interest and income taxes, is as follows:

                                                   TURNKEY        RESTAURANT       FRANCHISE
      THREE MONTHS ENDED MARCH 31, 2000          DEVELOPMENT      OPERATIONS       OPERATIONS    CONSOLIDATED
-------------------------------------------    --------------   --------------  --------------  ---------------
Revenue from external customers                 $    589,596     $  4,401,361    $  8,064,435    $  13,055,392
Operating income (loss)                            (716,078)          301,709       2,345,973        1,931,604

Total assets                                    $ 39,790,830     $ 26,077,432    $ 62,500,252    $ 128,368,514

                                                   TURNKEY        RESTAURANT       FRANCHISE
      THREE MONTHS ENDED MARCH 31, 2000          DEVELOPMENT      OPERATIONS       OPERATIONS    CONSOLIDATED
-------------------------------------------    --------------   --------------  --------------  ---------------

Revenue from external customers                 $    670,048     $  2,543,047    $  6,984,378    $  10,197,473
Operating income (loss)                            (478,490)         (14,860)       1,912,099        1,418,749

Total assets                                    $ 37,856,529     $ 24,131,564    $ 70,771,288    $ 132,759,381

NOTE 4. - CHANGE IN ACCOUNTING PRINCIPLE

    As discussed in the Company's Form 10K, the Company changed its accounting policy in the fourth quarter of 1999, effective as of January 1, 1999, related to revenue recognition of developer fees. As such, the first quarter 1999 results have been retroactively adjusted to reflect the change in accounting principle effective January 1, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

     REVENUES. Total revenues increased 28.0% from $10,197,000 to $13,055,000.

     Royalties increased 10.1% from $5,014,000 to $5,522,000. This increase was due to the opening of 58 restaurants during the period from April 1, 1999 to March 31, 2000. Also driving the increase was the growing influence of larger freestanding prototype units, which are the focus of the new unit development. Furthermore, average weekly sales increased 10.7% and same store sales increased 5.7% during the first quarter of 2000.

     Franchise fees decreased 36.3% from $245,000 to $156,000. This decrease was principally a result of ten fewer store openings during the three-month period ended March 31, 2000, as compared to the same period in the prior year. The fewer number of openings is principally the result of the Company's increasing emphasis on superior site selection for larger freestanding stores with higher visibility and on more highly qualified franchisees.

     Developer fees increased 33.3% from $228,000 to $304,000. This increase was due to the sale of a significant number of developer territories in 1999 after the first quarter. These sales are amortized to income over a ten year period.

     Restaurant sales increased 73.1% from $2,543,000 to $4,401,000. This increase was due to an increase from seven to thirteen in the weighted number of Company-owned restaurants open during the three months ended March 31, 2000 compared to the same period in the prior year. The Company has acquired from franchisees four locations in the Austin market and one in the Atlanta market since January 1, 1999.

     Private label licensing fees (brand contribution), increased 33.5% from $1,201,000 to $1,603,000. This increase was the result of more favorable terms with certain major suppliers, as well as the increasing volume of system-wide sales. During 2000, additional products may be added to its private label program. Additionally, the company intends to continue to add retail channels of distribution for its private label products, resulting in the potential for further increases in licensing fees.

     The following table reflects the growth of the franchise system for the three months ended March 31, 2000 and 1999. The growth of the system during 1999 and 2000, and an increase in the proportion of larger, freestanding units in the system, is principally responsible for the increased revenue as discussed above.

                    SYSTEM PERFORMANCE                        THREE MONTHS ENDED
                                                     -------------------------------------
                                                      MARCH 31, 2000     MARCH 31, 1999
                                                     -----------------  ------------------
     Units Opened
         Domestic
                 Freestanding                               6                 15
                 Other                                      1                  2
                                                     -----------------  ------------------
                         Total Domestic Openings            7                 17
          International                                    --                 --
                                                     -----------------  ------------------
                         Total Openings                     7                 17
     Units Closed                                          16                 12
                                                     -----------------  ------------------
                         Net Unit Growth                   (9)                 5
                                                     -----------------  ------------------
                                                     -----------------  ------------------

System-wide Sales (in thousands)                       $  104,231           $  92,228
Average Weekly Sales                                   $   10,951           $   9,890
Increase in Average Weekly Sales                             10.7%                6.8%
Stores in Operation                                           750                 755
Increase in Same Store Sales                                  5.7%                0.4%

     COSTS AND EXPENSES. Royalty service costs decreased 28.3% from $1,792,000 to $1,285,000. Royalty service costs as a percentage of royalties decreased from 35.7% to 23.3%. These decreases reflect the impact of the reacquisition and reduction of certain area developers' interests in royalties during 1999. Area developers generally receive approximately 42% or 21% of the royalties from stores in their territories (depending on whether their share of royalties is 2.5% or 1.25%). The Company expects royalty service costs as a percentage of royalty revenue to continue to decrease because the Company recently assumed territory management responsibility for its largest area developer in conjunction with an option to buy its territories (exercisable until 2012). Under this option agreement, net service costs associated with this territory management were 1% of royalties effective October 31, 1999 and escalate to 2% by August 16, 2004, versus the current 2.5% rate. The Company may buy-down the rights and obligations of certain area developers and may re-acquire the full development rights to a limited number of territories over the next few years.

     Franchise fee costs decreased 41.4% from $128,000 to $75,000, as a result of lower franchise fee revenue for the quarter. The decline in franchise fee costs exceeded the decline in franchise fee revenue due to certain area developers receiving 33%, rather than 50%, of franchise fees due to provisions of buy down agreements.

     Restaurant cost of sales, which consists of food, beverage and paper costs, increased 64.8% from $769,000 to $1,267,000, but as a percentage of restaurant sales decreased from 30.2% to 28.8%. Likewise, restaurant labor costs increased 60.4% from $994,000 to $1,594,000, but as a percentage of restaurant sales decreased from 39.1% to 36.2% for the same quarter in 1999. Restaurant operating expenses increased 53.0% from $626,000 to $958,000, but as a percentage of restaurant sales decreased from 24.6% to 21.8% for the three months ended March 31, 2000, as compared to the corresponding period in 1999. The decreases in restaurant cost of sales, restaurant labor cost and restaurant operating expenses as a percentage of restaurant sales were primarily attributable to operational efficiencies experienced due to cost controls implemented in the management of Company-owned stores.

     Turnkey development costs increased 18.6% from $1,037,000 to $1,230,000 and as a percentage of Turnkey development revenue increased from 154.8% to 208.5%. This increase is primarily due to unexpected costs on a limited number of Turnkey Program projects.

     General and administrative expenses grew 36.1% from $2,856,000 to $3,888,000 and as a percentage of total revenue increased from 28.0% to 29.8%. Salaries and benefits expenses increased 23.4% from $1,818,000 to $2,244,000, primarily due to additional corporate personnel hired during 1999. Travel costs and costs associated with temporary labor, relocation, and training also increased.

     Depreciation and amortization increased 43.2% from $577,000 to $826,000, and as a percentage of total revenues increased from 5.7% to 6.3%. The increase was principally due to the amortization of development territories, goodwill and other intangibles acquired during 1999 and depreciation related to the additional stores the Company was operating during the year. The
Company owned and operated eight stores as of March 31, 1999 and thirteen as of March 31, 2000.

     OTHER. Interest income increased 6.1% from $719,000 to $763,000. This increase was a result of a greater level of funds outstanding in the form of Turnkey mortgages and interim construction financing under the Turnkey Program and loans to franchise advertising organizations.

     Interest expense increased from $261,000 to $823,000. This increase was a result of a greater level of debt outstanding during the current period. The Company expects interest expense to gradually decline as payments are made on term credit facilities and revolving credit facilities expire.

     INCOME TAX EXPENSE. Income tax expense reflected a combined federal and state effective tax rate of 36.5% for the three months ended March 31, 2000, which was slightly lower than the effective combined tax rate of 36.75% for the comparable period in 1999. Based on projections of taxable income, the Company anticipates that its effective combined rate for federal and state taxes will remain stable for 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $1,960,000 for the first three months of 2000. Accounts payable and accrued liabilities decreased $1,638,000, primarily due to the payment of amounts outstanding at December 31, 1999. Net cash of $468,000 was produced through investing activities primarily consisting of payments received on interim financing loans provided by the company to facilitate the development of Turnkey Program restaurants.

     At March 31, 2000, the Company had approximately $37,391,000 of debt outstanding. During the three months ended March 31, 2000, the Company repaid approximately $7,915,000 on a credit facility established in December 1999. This credit facility consists of a $20 million term facility, which requires payment ratably through December 2005, and a $15 million revolving credit facility, which expires in September 2000. The Company intends to fund repayment of the revolving credit facility largely through long-term mortgages taken against wholly-owned Company restaurants and, to a lesser extent, cash from operations. During the three months ended March 31, 2000, the Company had secured $4,770,000 through financing of corporate restaurants. Additionally, $200,000 was paid against mortgages and various other notes owed by the Company.

     The Company continues to refine its Turnkey Program and expects that it will have 50 to 100 sites under contract or at various stages of development at any given time. The Company has used the net proceeds from its public offerings and the proceeds from sites sold and contracts assigned to finance the activity of the Turnkey Program. With the anticipated activity in the Turnkey Program, the capital required to finance the Turnkey Program will be significant. The Company has established relationships with certain lenders, and is actively seeking relationships with additional lenders, to provide interim financing for Turnkey Program projects during the construction phase of the projects, but availability of such financing is uncertain. To assist franchisees in qualifying for loans from third-party lenders related to Turnkey projects, the Company makes loans to franchisees that are subordinate to mortgages provided by third-party lenders. The tables below provide a summary of the Turnkey Program activity for the three months ended March 31, 2000 and 1999.

     Turnkey Program revenue consists of the following:

                                                                        THREE MONTHS ENDED
                                                                -----------------------------------
                                                                    MARCH 31,          MARCH 31,
                                                                      2000               1999
                                                                -----------------   ---------------
   Sales to investors and franchisees.....................        $    2,673,224      $    533,008
                                                                -----------------   ---------------
        Gross Turnkey Program revenue.....................             2,673,224           533,008
   Turnkey Program project costs..........................            (2,099,302)          (20,000)
                                                                -----------------   ---------------
        Net revenue from Turnkey Program projects.........               573,922           513,008
   Rental income (net of reserves)........................               (15,100)          157,040
   Interim construction interest..........................                30,774               - -
                                                                -----------------   ---------------
        Total Turnkey Program revenue.....................        $      589,596      $    670,048
                                                                -----------------   ---------------
                                                                -----------------   ---------------

     The following table reflects system performance of the Turnkey Program for the three months ended March 31, 2000 and 1999:

                                                                       NUMBER OF UNITS
                                                               --------------------------------
                                                                 MARCH 31,          MARCH 31,
                                                                    2000             1999
                                                               ---------------  ---------------
    Sites in process at beginning of period................          59               86
    Sites beginning development during the period *........           2              (14)
    Sites inventoried as Company-owned stores..............         - -               (2)
    Sites sold - revenue recognized........................          (6)              (4)
    Sites sold - revenue deferred..........................         - -              - -
    Other..................................................         - -               (2)
                                                               ---------------  ---------------
    Sites in process at end of period......................          55               64
                                                               ---------------  ---------------
                                                               ---------------  ---------------

                                                                                                    INVESTED AT
                                                                                                  MARCH 31, 2000
                                                                                                -------------------
    Sites under development or to be sold..................          8                  4              $7,918,000
    Predevelopment sites (prequalification) ...............         47                 60               1,860,000
                                                               ---------------  --------------- -------------------
                                                                    55                 64              $9,778,000
                                                               ---------------  --------------- -------------------
                                                               ---------------  --------------- -------------------

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

     The Company's computer software programs utilize four digits to define the applicable calendar year and therefore the Company believes that it has no material internal risk concerning the Year 2000 issue. The Company has received responses from many of its major restaurant suppliers indicating that they and the products they sell to the Company's restaurant system also have no material internal risk from the Year 2000 issue although the Company cannot guarantee the absence of such risks. To date, neither the Company nor any of its major suppliers have experienced material internal disruptions.
The Company is continuing to monitor the performance of its computer systems for disruptions during the year 2000. The impact on the Company's operations, if any, from the inability of any of its suppliers and franchisees to be Year 2000 compliant is not reasonably estimable (except that if there is a national or regional crisis in the financial, transportation or utility infrastructure, it would likely adversely affect most commercial enterprises, including the Company). The total costs to the Company of Year 2000 compliance activities were not material to its financial condition or results of operations.

     FORWARD LOOKING STATEMENTS

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     a.  Exhibits:

             Exhibit
               No
             -------
              10.58   First Amendment to Credit Agreement with Wells Fargo Bank
                      (Texas), National Association, as Agent dated as of
                      December 31, 1999.

                27    Financial Data Schedule.

     b. Current Reports on Form 8-K:

        None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SCHLOTZSKY'S, INC.

                                          By: /s/
                                             ----------------------------------
                                                   John C. Wooley
                                                   President and
                                                   Chief Executive Officer



                                          By: /s/
                                             ----------------------------------
                                                   John Hester
                                                   Controller

Austin, Texas
May 15, 2000