Form 10-Q
period 2000-06-30
SCHLOTZSKYS INC
filed 2000-08-14
CIK 1002178

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

                  For the quarterly period ended June 30, 2000

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

                   YES   /X/                     NO / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Shares Outstanding at August 1, 2000
    Common Stock, no par value                           7,443,342

================================================================================

                                      INDEX

PART I.           FINANCIAL INFORMATION                                         Page No.
                                                                                --------
Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets --
                           June 30, 2000 and December 31, 1999                      2

                           Condensed Consolidated Statements of Operations --
                           Three and Six Months Ended
                           June 30, 2000 and June 30, 1999                          3

                           Condensed Consolidated Statement of
                           Stockholders' Equity -- Six Months Ended
                           June 30, 2000 and Year Ended December 31, 1999           4

                           Condensed Consolidated Statements of
                           Cash Flows -- Six Months Ended
                           June 30, 2000 and June 30, 1999                          5

                           Notes to Condensed Consolidated
                           Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                    11

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk                                                      20

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                21

Item 2.           Changes in Securities and Use of Proceeds                        21

Item 3.           Defaults Upon Senior Securities                                  21

Item 4.           Submission of Matters to a Vote of Security Holders              21

Item 5.           Other Information                                                22

Item 6.           Exhibits and Reports on Form 8-K                                 22

PART I.           FINANCIAL INFORMATION
Item 1.           Financial Statements

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       2000                 1999
                                                                                  ----------------    -----------------
                                                                                    (UNAUDITED)
Assets
     Cash and cash equivalents..............................................      $      3,588,954    $     4,895,302
     Temporary cash investments.............................................                18,000             18,000
     Receivables from Turnkey Program Development...........................                80,000             51,603
     Royalties receivable...................................................             1,195,609          1,306,465
     Notes receivable, current portion......................................             2,415,816          5,737,363
     Real estate and restaurants held for sale, current portion.............             4,319,482          7,909,870
     Turnkey notes and other receivables, current portion...................             3,027,786          8,908,286
     Other receivables......................................................             8,463,305          4,480,022
     Prepaid expenses and other assets......................................             1,479,346          1,326,405
     Turnkey Program Development............................................             4,450,030         10,130,175
     Deferred Federal income tax asset, current portion.....................             2,360,022          1,021,828
                                                                                  ----------------    -----------------
         Total current assets...............................................            31,398,350         45,785,319
     Property, equipment and leasehold improvements, net....................            22,947,712         19,861,420
     Real estate and restaurants held for sale, less current portion........             7,623,254          5,985,937
     Notes receivable, less current portion.................................            11,867,693         13,239,897
     Notes receivable from related parties, less current portion............             8,860,857          8,257,528
     Investments and advances...............................................             1,563,948            564,446
     Deferred Federal income tax asset, less current portion................             2,246,948          1,615,959
     Intangible assets, net.................................................            37,049,224         36,541,153
     Other noncurrent assets................................................               203,341            907,722
                                                                                  ----------------    -----------------
         Total assets.......................................................      $    123,761,327    $   132,759,381
                                                                                  ================    =================

Liabilities and Stockholders' Equity
     Accounts payable-trade.................................................      $      2,010,310    $     5,527,504
     Current maturities of long-term debt...................................            32,171,246         19,455,430
     Deferred revenue, current portion......................................               598,572          1,206,206
     Accrued liabilities....................................................             3,363,756          2,990,522
                                                                                  ----------------    -----------------
         Total current liabilities..........................................            38,143,884         29,179,662
     Deferred revenue, less current portion.................................             7,536,757          7,570,095
     Long-term debt, less current maturities................................             6,093,043         21,275,043
                                                                                  ----------------    -----------------
         Total liabilities..................................................            51,773,684         58,024,800
Commitments and contingencies
Stockholders' equity:
     Preferred stock:
         Class C--no par value; authorized--1,000,000 shares; issued--none..                    --                 --
     Common stock, no par value, 30,000,000 shares authorized 7,440,072 and
       7,427,714 issued at June 30, 2000 and December 31, 1999, respectively                63,258             63,135
     Additional paid-in capital.............................................            57,848,242         57,779,291
     Retained earnings......................................................            14,181,143         16,997,155
     Treasury stock (10,000 shares) ........................................              (105,000)          (105,000)
                                                                                  ----------------    -----------------
         Total stockholders' equity.........................................            71,987,643         74,734,581
                                                                                  ----------------    -----------------
         Total liabilities and stockholders' equity.........................      $    123,761,327     $  132,759,381
                                                                                  ================    =================


         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                  ------------------------------ -------------------------------
                                                     JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,
                                                       2000           1999            2000            1999
                                                  --------------- -------------- --------------- ---------------
Revenues
   Royalties..................................       $ 5,902,376    $ 5,559,690     $11,424,194     $10,573,957
   Franchise fees.............................           115,000        193,333         270,850         438,333
   Developer fees.............................           197,947        243,349         501,842         470,967
   Restaurant sales...........................         4,688,718      3,838,564       9,090,079       6,381,611
   Brand contribution.........................         1,844,993      1,601,513       3,448,451       2,802,580
   Turnkey Program Development................            38,564        159,997         658,160         830,045
   Other fees and revenue.....................           312,140        318,314         782,388         614,741
                                                  --------------- -------------- --------------- ---------------
         Total revenues.......................        13,099,738     11,914,760      26,175,964      22,112,234
Expenses
   Service costs:
     Royalties................................         1,378,969      1,738,842       2,664,244       3,530,363
     Franchise fees...........................            54,167         92,500         129,167         220,500
   Restaurant operations:
     Cost of sales............................         1,363,341      1,126,487       2,630,645       1,895,057
     Labor cost...............................         1,801,401      1,453,553       3,395,278       2,447,827
     Operating expenses.......................           940,136        844,442       1,898,395       1,470,643
   Turnkey Development costs..................         5,421,970        975,421       6,651,616       2,011,990
   General and administrative.................         6,954,334      3,676,296      10,863,115       6,532,596
   Depreciation and amortization..............           834,102        694,775       1,660,582       1,272,065
                                                  --------------- -------------- --------------- ---------------
         Total expenses.......................        18,748,420     10,602,316      29,893,042      19,381,041
                                                  --------------- -------------- --------------- ---------------
         Income (loss) from operations........        (5,648,682)     1,312,444      (3,717,078)      2,731,193
Other
   Interest income............................           681,229        719,024       1,444,095       1,438,047
   Interest expense...........................          (749,182)      (570,686)     (1,572,573)       (831,395)
                                                  --------------- -------------- --------------- ---------------
         Income (loss) before income taxes....        (5,716,635)     1,460,782      (3,845,556)      3,337,845

 Provision (credit) for income taxes..........        (1,712,488)       536,837      (1,029,544)      1,226,658
         Income (loss) before cumulative effect
         of change in accounting principle....        (4,004,147)       923,945      (2,816,012)      2,111,187
         Cumulative effect of change in
         accounting principle, net of tax.....                --             --              --      (3,819,592)
                                                  --------------- -------------- --------------- ---------------
         Net income (loss)....................       ($4,004,147)     $ 923,945     ($2,816,012)    ($1,708,405)
                                                  =============== ============== =============== ===============

Income (loss) per common share - basic:
         Income (loss) before cumulative effect
         of change in accounting principle.....           ($0.54)         $0.12          ($0.38)          $0.29
         Cumulative effect of change in
         accounting principle, net of tax......               --             --              --          ($0.52)
                                                  --------------- -------------- --------------- ---------------
         Net income (loss)....................            ($0.54)         $0.12          ($0.38)         ($0.23)
                                                  =============== ============== =============== ===============
   Weighted average shares outstanding........         7,430,072      7,402,147       7,430,072       7,401,749
                                                  =============== ============== =============== ===============

Income (loss) per common share - diluted:

         Income (loss) before cumulative effect
         of change in accounting principle....            ($0.54)         $0.12          ($0.38)          $0.28
         Cumulative effect of change in
         accounting principle, net of tax.....                --             --              --          ($0.51)
                                                  --------------- -------------- --------------- ---------------
         Net income (loss)....................            ($0.54)         $0.12          ($0.38)         ($0.23)
                                                  =============== ============== =============== ===============
   Weighted average shares outstanding........         7,430,072      7,500,782       7,430,072       7,507,653
                                                  =============== ============== =============== ===============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   Common Stock
                                           -----------------------------
                                                             Stated       Additional                                   Total
                                             Number of       Capital        Paid-In       Retained     Treasury     Stockholders
                                              Shares         Amount         Capital       Earnings       Stock         Equity
                                           -------------- -------------- -------------- ------------- ------------ ---------------
Balance, January 1, 1999...............        7,401,942     $   62,877    $57,533,997   $16,470,718  $  (105,000)   $ 73,962,592
Options exercised......................            5,825             58         52,887            --           --          52,945
Tax benefit from employee stock
transactions...........................               --             --         25,072            --           --          25,072
Issuance of common stock in connection
with employee stock purchase plan......           19,947            200        167,335            --           --         167,535
Net income (loss)......................               --             --             --       526,437           --         526,437
                                           -------------- -------------- -------------- ------------- ------------ ---------------
Balance, December 31, 1999.............        7,427,714         63,135     57,779,291    16,997,155     (105,000)     74,734,581
Options exercised......................               --             --             --            --           --              --
Issuance of common stock in connection
with employee stock purchase plan......           12,358            123         68,951            --           --          69,074
Net income (loss)......................               --             --             --    (2,816,012)          --      (2,816,012)
                                           -------------- -------------- -------------- ------------- ------------ ---------------
Balance, June 30, 2000 (unaudited)...          7,440,072     $   63,258    $57,848,242   $14,181,143    ($105,000)   $ 71,987,643
                                           ============== ============== ============== ============= ============ ===============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                               -----------------------------------
                                                                                     JUNE 30,          JUNE 30,
                                                                                       2000              1999

                                                                               ----------------  -----------------
Cash flows from operating activities:
Net income (loss) ............................................................     ($2,816,012)      ($1,708,405)
Non-cash adjustments to net income (loss):
   Depreciation and amortization..............................................       1,660,582         1,272,065
   Cumulative effect of change in accounting principle, net of tax............              --         3,819,592
   Provisions for bad debt and impairment of assets...........................       5,834,462           663,934
   Recognition of deferred revenue............................................        (764,281)         (909,299)
   Change in components of working capital....................................      (6,856,929)      (14,956,874)
                                                                               ----------------  -----------------
Net cash provided by (used in) operating activities...........................      (2,942,178)      (11,818,987)

Cash flows from investing activities:
Net repayment (advances) on notes receivable .................................       6,503,467        (3,501,622)
Acquisition of intangibles....................................................      (1,085,045)      (17,553,149)
Purchase of property, equipment and leasehold improvements....................      (1,503,410)       (2,730,742)
Sale (purchase) of property, equipment and leasehold improvements.............         470,332                --
Sale of temporary investments.................................................              --         1,421,077
Other.........................................................................         (55,048)          900,953
                                                                               ----------------  -----------------

Net cash provided by (used in) investing activities...........................       4,330,296       (21,463,483)

Cash flows from financing activities:
Proceeds from issuance of long term debt......................................       8,449,299        26,241,654
Principal payments on long term debt..........................................     (11,212,839)       (5,390,028)
Proceeds from exercises of options............................................          69,074            90,643
                                                                               ----------------  -----------------

Net cash provided by (used in) financing activities...........................      (2,694,466)       20,942,269
                                                                               ----------------  -----------------

Net decrease in cash and cash equivalents.....................................      (1,306,348)      (12,340,202)

Cash and cash equivalents at beginning of period..............................       4,895,302        15,384,991
                                                                               ----------------  -----------------
Cash and cash equivalents at end of period....................................      $3,588,954     $   3,044,789
                                                                               ================  =================

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. This information should be read in connection with the consolidated financial statements and footnotes thereto incorporated by reference in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2. - EARNINGS PER SHARE

     Basic and diluted EPS computations for the three months and the six months ended June 30, 2000 and 1999 are as follows:

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      --------------------------- ----------------------------
                                                        JUNE 30,      JUNE 30,      JUNE 30,      JUNE 30,
                                                          2000          1999          2000          1999
                                                      -------------- ------------ --------------- ------------
BASIC EPS

Net income (loss) before cumulative effect of change
in accounting principle.............................    ($4,004,147)    $923,945     ($2,816,012)  $2,111,187
Cumulative effect of change in accounting principle,
net of tax..........................................             --           --             --    (3,819,592)
                                                      -------------- ------------ --------------- ------------

Net income (loss)...................................    ($4,004,147)    $923,945     ($2,816,012) ($1,708,405)
                                                      ============== ============ =============== ============

Weighted average common shares outstanding..........      7,430,072    7,402,147       7,430,072    7,401,749
                                                      ============== ============ =============== ============

Basic EPS before cumulative effect of change in
accounting principle................................         ($0.54)       $0.12          ($0.38)       $0.29

Cumulative effect of change in accounting principle
net of tax..........................................             --           --              --       ($0.52)
                                                      -------------- ------------ --------------- ------------

Basic EPS...........................................         ($0.54)       $0.12          ($0.38)      ($0.23)
                                                      ============== ============ =============== ============

DILUTED EPS

Net income (loss) before cumulative effect of change
in accounting principle.............................    ($4,004,147)    $923,945     ($2,816,012)  $2,111,187
Cumulative effect of change in accounting principle,
net of tax..........................................             --           --              --   (3,819,592)
                                                      -------------- ------------ --------------- ------------


Net income (loss)...................................    ($4,004,147)    $923,945     ($2,816,012) ($1,708,405)
                                                      ============== ============ =============== ============

Weighted average common shares outstanding..........      7,430,072    7,402,147       7,430,072    7,401,749

Assumed conversion of common shares issuable
  under stock option plan and exercise of warrants..             --       98,635              --      105,904
                                                      -------------- ------------ --------------- ------------

Weighted average common shares outstanding
  -assuming dilution................................      7,430,072    7,500,782       7,430,072    7,507,653
                                                      ============== ============ =============== ============

Diluted EPS before cumulative effect of change in
accounting principle................................         ($0.54)       $0.12          ($0.38)       $0.28

Cumulative effect of change in accounting principle
net of tax..........................................             --           --              --       ($0.51)
                                                      -------------- ------------ --------------- ------------
Diluted EPS.........................................         ($0.54)       $0.12          ($0.38)      ($0.23)
                                                      ============== ============ =============== ============

Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive total 897,654 and 612,125 for the three months ended June 30, 2000 and June 30, 1999, respectively, and 897,654 and 613,125 for the six months ended June 30, 2000 and June 30, 1999, respectively.

NOTE 3. - SEGMENTS

    The Company and its subsidiaries are principally engaged in franchising quick service restaurants that feature made-to-order sandwiches with unique sourdough buns, pizzas and salads. At June 30, 2000 the Schlotzsky's system included Company owned and franchised stores in thirty-eight states, the District of Columbia and twelve foreign countries.

    The Company identifies segments based on management responsibility within the corporate structure. The Turnkey Development segment includes the development of freestanding stores with high visibility and easy access. The Restaurant Operations segment includes the operation of a limited number of Company-owned restaurants for the purposes of product development, concept refinement, prototype testing, training and building brand awareness. The Franchise Operations segment encompasses the franchising of stores in order to achieve optimal success with owner-operated stores. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. Segment information and reconciliation to income, before interest and income taxes, is as follows:

                                                  TURNKEY       RESTAURANT       FRANCHISE
      THREE MONTHS ENDED JUNE 30, 2000          DEVELOPMENT     OPERATIONS       OPERATIONS     CONSOLIDATED
--------------------------------------------- --------------- ---------------- --------------- ---------------
Revenue from external customers                  $    38,564      $ 4,688,718     $ 8,372,456     $ 13,099,738
Operating income (loss)                           (5,479,294)         290,956        (460,344)      (5,648,682)

Total assets                                     $25,264,312      $30,461,665     $68,035,350     $123,761,327

                                                  TURNKEY       RESTAURANT       FRANCHISE
      THREE MONTHS ENDED JUNE 30, 1999          DEVELOPMENT     OPERATIONS       OPERATIONS     CONSOLIDATED
--------------------------------------------- --------------- ---------------- --------------- ---------------

Revenue from external customers                  $   159,997     $  3,838,564    $  7,916,199     $ 11,914,760
Operating income (loss)                             (901,074)         187,014       2,026,504        1,312,444

Total assets                                     $41,396,281     $ 26,544,299    $ 53,896,728     $121,837,308


                                                  TURNKEY       RESTAURANT       FRANCHISE
      SIX MONTHS ENDED JUNE 30, 2000            DEVELOPMENT     OPERATIONS       OPERATIONS     CONSOLIDATED
--------------------------------------------- --------------- ---------------- --------------- ---------------

Revenue from external customers                  $   658,160      $ 9,090,079     $16,427,725     $ 26,175,964
Operating income (loss)                           (6,195,372)         592,665       1,885,629       (3,717,078)

Total assets                                     $25,264,312      $30,461,665     $68,035,350    $ 123,761,327

                                                  TURNKEY       RESTAURANT       FRANCHISE
      SIX MONTHS ENDED JUNE 30, 1999            DEVELOPMENT     OPERATIONS       OPERATIONS     CONSOLIDATED
--------------------------------------------- --------------- ---------------- --------------- ---------------

Revenue from external customers                  $   830,045      $ 6,381,611     $14,900,578     $ 22,112,234

Operating income (loss)                           (1,379,564)         172,154       3,938,603        2,731,193

Total assets                                     $41,396,281      $26,544,299     $53,896,728     $121,837,308



NOTE 4. - CHANGE IN ACCOUNTING PRINCIPLE

         As discussed in the Company's Form 10-K for the year ended December 31, 1999, the Company changed its accounting policy related to revenue recognition of developer fees. As such, the second quarter 1999 and six months ended June 30, 1999 results have been retroactively adjusted to reflect the change in accounting principle effective January 1, 1999.

NOTE 5. - DEBT

    The Company had $38,264,289 of debt outstanding as of June 30, 2000 and $40,730,473 as of December 31, 1999. Composition of debt at those dates is as follows:

                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       2000                 1999
                                                                                  ----------------    -----------------
                                                                                    (UNAUDITED)
Type of Debt:
     Term note.............................................................           $ 18,000,000        $ 20,000,000
     Mortgages on Company owned restaurants and equipment..................              6,427,974                  --
     Credit facility.......................................................              6,205,424          15,000,000
     Other obligations.....................................................              3,096,206           2,643,009
     Capital leases........................................................              2,616,685           3,087,464
     Interim financing for real estate development.........................              1,918,000                  --
                                                                                  ----------------    -----------------
     Total debt............................................................             38,264,289          40,730,473
     Less current maturities of long term debt.............................             32,171,246          19,455,430
                                                                                  ----------------    -----------------
     Long term debt........................................................           $  6,093,043        $ 21,275,043
                                                                                  ================    =================

     As of June 30, 2000, the Company would not have been in compliance with certain financial covenants under its Credit Agreement, largely because of the non-cash charge taken in the second quarter of 2000, as discussed below in Part I. Item 2 of this form 10-Q under the heading of "Results of Operations - Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 - Expenses." The Company has received from its lenders under the Credit Agreement a written waiver of such covenant compliance effective as of June 30, 2000.

     The Company is currently in discussion with its lenders to amend the covenants under the Credit Agreement to levels the Company believes it will be able to meet in the future. The Company will use its best efforts to negotiate, on terms acceptable to the Company, an amendment to the Credit Agreement or to obtain replacement financing, or to obtain a further waiver of the applicable covenants. However, there can be no assurance at this time that such amendment, refinancing or further waiver will be obtained.

     If the Company does not obtain such amendment, refinancing or further waiver by September 30, 2000, the Company would then be in default of the Credit Agreement and the lenders thereunder would be entitled to demand immediate repayment of all amounts outstanding under the Credit Agreement. In addition, through the operation of cross-default provisions, the Company would also be in default of various other financial and contractual obligations.

As a result of the events discussed above, the entire outstanding balance of approximately $24,205,000 under the Credit Agreement and approximately $6,284,000 under certain mortgages has been classified on the Company's Condensed Consolidated Balance Sheets as "current maturities of long-term debt."

NOTE 6. - RELATED PARTY TRANSACTIONS

    In addition to the related party transactions set forth in the Company's 10-K for the fiscal year ended December 31, 1999, the Company has become a 50% owner in a limited liability company that operates a Schlotzsky's-Registered Trademark- Deli restaurant. The Company invested approximately $1,000,000 in this company as of June 30, 2000 and has a receivable from the company in the amount of approximately $2,174,000.

NOTE 7. - TERMINATION OF TURNKEY PROGRAM

     During the second quarter of 2000, the Company conducted a strategic review of its business, particularly its approach to new restaurant development. Since 1995, the Company has been focusing on the development of larger, freestanding restaurants. This strategy has been effective in producing growth for the Schlotzsky's-Registered Trademark- Deli system, with an approximate 195% increase in system-wide sales and an approximate 63% increase in average weekly sales for the 12 months ended June 30, 2000 as compared to the year ended December 31, 1995.

     The Company had implemented its Turnkey program to support this growth. The Turnkey program identified and developed sites and constructed restaurants to be sold to prospective franchisees. Because qualified franchisees were sometimes not licensed or financed for these sites before construction was completed, the Company opened and operated certain completed restaurants until they could be financed and sold to qualified franchisees. As a result, the Company has incurred significant investments in sites under development, real estate and restaurants held for sale, and notes receivable for construction and permanent mortgage financing related to these Turnkey projects. This has exposed the Company to significant real estate development risks. In addition, the impact of the sporadic nature of the completion of the sale and financing of the projects contributed to volatility of the Company's earnings.

     Based on this strategic review, the Company has terminated the Turnkey program, although certain projects in process will be completed. In the future, the Company intends to develop sites only if either the Company wants to operate a Company-owned restaurant on the site or a qualified franchisee has obtained third-party financing to acquire, build and open the site as a Schlotzsky's-Registered Trademark- Deli restaurant.

     Based on this significant change in restaurant development strategy, the Company conducted a review of all Turnkey related assets to identify those which do not qualify under the revised restaurant development strategy. The Company decided to abandon certain pre-development sites, to reduce certain asset valuations to the proceeds expected to be realized upon their orderly sale or liquidation over the next twelve months, and to establish reserves for collectibility of certain notes and accounts receivable. As a result of these actions, a non-cash, pre-tax charge of approximately $5,340,000 has been recorded under Turnkey Development Costs in the second quarter of 2000. This non-cash charge consisted of the following:

- Reserves of approximately $2,468,000 were established for collectibility of certain notes and accounts receivable primarily from highly leveraged franchisees related to restaurants and sites that were developed by the Company under the former Turnkey program.

- Impairment reserves of approximately $1,700,000 were recorded to reduce to estimated fair market value the carrying value of certain restaurants and sites which were developed under the Turnkey program and are now held for resale by the Company.

- A charge of approximately $1,172,000 was recorded on the abandonment of predevelopment costs incurred for certain sites in the Turnkey program pipeline, which the Company has determined will not be developed as Schlotzsky's-Registered Trademark- Deli restaurants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the second quarter of 2000, the Company conducted a strategic review of its business, particularly its approach to new restaurant development. Since 1995, the Company has been focusing on the development of larger, freestanding restaurants. This strategy has been effective in producing growth for the Schlotzsky's-Registered Trademark- Deli system, with an approximate 195% increase in system-wide sales and an approximate 63% increase in average weekly sales for the 12 months ended June 30, 2000 as compared to the year ended December 31, 1995.

     The Company had implemented its Turnkey program to support this growth. The Turnkey program identified and developed sites and constructed restaurants to be sold to prospective franchisees. Because qualified franchisees were sometimes not licensed or financed for these sites before construction was completed, the Company opened and operated certain completed restaurants until they could be financed and sold to qualified franchisees. As a result, the Company has incurred significant investments in sites under development, real estate and restaurants held for sale, and notes receivable for construction and permanent mortgage financing related to these Turnkey projects. This has exposed the Company to significant real estate development risks. In addition, the impact of the sporadic nature of the completion of the sale and financing of the projects contributed to volatility of the Company's earnings.

     Based on this strategic review, the Company has terminated the Turnkey program, although certain projects in process will be completed. In the future, the Company intends to develop sites only if either the Company wants to operate a Company-owned restaurant on the site or a qualified franchisee has obtained third-party financing to acquire, build and open the site as a Schlotzsky's-Registered Trademark-Deli restaurant.

     Based on this significant change in restaurant development strategy, the Company conducted a review of all Turnkey related assets to identify those which do not qualify under the revised restaurant development strategy. The Company decided to abandon certain pre-development sites, to reduce certain asset valuations to the proceeds expected to be realized upon their orderly sale or liquidation over the next twelve months, and to establish reserves for collectibility of certain notes and accounts receivable. As a result of these actions, a non-cash, pre-tax charge of approximately $5,340,000 has been recorded under Turnkey Development Costs in the second quarter of 2000. Further details of this charge are provided below under the heading "Results of Operations--Three months ended June 30, 2000 compared to the three months ended June 30, 1999--Expenses."

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     REVENUES. Total revenues increased 9.9% from $11,915,000 to $13,100,000.

     ROYALTIES increased 6.2% from $5,560,000 to $5,902,000. The increase was due to an increase of 8.2% in average weekly sales, reflecting both a continued shift to the larger restaurant format and an increase of 4.1% in same store sales during the second quarter, partially offset by a net decrease of 14 franchised restaurants operating at the end of the quarter. The Company believes its average weekly sales and same store sales have been positively impacted by the national network television advertising campaign conducted during the past twelve months.

     FRANCHISE FEES decreased 40.4% from $193,000 to $115,000. The decrease was principally a result of eleven fewer openings of franchised restaurants during the three month period ended June 30, 2000 as compared to the same period in the prior year. The fewer number of openings was principally the result of the Company's increased emphasis on superior site selection for larger freestanding restaurants with higher visibility and on more highly qualified franchisees.

     DEVELOPER FEES decreased 18.5% from $243,000 to $198,000. The decrease is largely due to the deferral of the amortization into income of deferred developer fee revenue for certain underperforming international master licensees.

     RESTAURANT SALES increased 22.1% from $3,839,000 to $4,689,000. This increase was principally attributable to the opening of a new restaurant in the second quarter of 2000 and the full-period effect of three restaurants opened or acquired during the second quarter of 1999, as well as increases of 11.7% in average weekly sales and 8.2% in same store sales for Company-owned restaurants. As of June 30, 2000, 14 Company-owned restaurants were included in restaurant sales.

     PRIVATE LABEL LICENSING FEES (BRAND CONTRIBUTION) increased 15.2% from $1,602,000 to $1,845,000. This increase was principally the result of the increasing volume of system-wide sales and growth of the licensing program in the retail channels of distribution. The Company expects additional products may be added to its private label program and alternative retail channels of distribution of its products may be pursued, resulting in the potential for further increases in licensing fees.

     TURNKEY PROGRAM DEVELOPMENT revenue decreased 75.6% from $160,000 to $39,000. This decrease was primarily attributable to a slow down of the Turnkey program during the second quarter of 2000 while it was under review.

     OTHER FEES AND REVENUE decreased 1.9% from $318,000 to $312,000.

     SYSTEM PERFORMANCE. The following table reflects the changes in the Schlotzsky's-Registered Trademark- Deli system for the three months ended June 30, 2000 and 1999. The growth of system-wide sales (which include sales of both franchised restaurants and Company-owned restaurants) during 1999 and through June 30, 2000, along with the increase in the number of Company-owned restaurants, were principally responsible for the increased Company revenues as discussed above. Restaurant closings in the system occurred principally as a result of franchisees deciding to close older underperforming restaurants in strip center locations, and the Company's greater emphasis on quality, service, cleanliness and compliance reviews.

                                                             THREE MONTHS ENDED
                                                     -------------------------------------
                                                         JUNE 30,           JUNE 30,
                                                           2000               1999
                                                     -----------------  ------------------
Units Opened
         Domestic
                 Freestanding                               6                  11
                 Other                                      0                   5
                                                     -----------------  ------------------
                         Total Domestic Openings            6                  16
         International                                      1                   2
                                                     -----------------  ------------------
                         Total Openings                     7                  18
Units Closed                                              (12)                (15)
                                                     -----------------  ------------------
                         Net Unit Growth                   (5)                  3
                                                     =================  ==================

System-wide Sales (in thousands)                      $   110,110       $    102,451
Increase in System-wide Sales                                 7.5%              18.1%
Average Weekly Sales                                  $    11,699       $     10,814
Increase in Average Weekly Sales                              8.2%               9.2%
Stores in Operation                                           745                758
Increase in Same Store Sales                                  4.1%               2.8%

     EXPENSES. ROYALTIES SERVICE COSTS decreased 20.7% from $1,739,000 to $1,379,000 and, as a percentage of royalties, decreased from 31.3% to 23.4%. These decreases were partly the result of the Company's assumption of territory management responsibility for its largest area developer in conjunction with an option to buy its territories (exercisable until 2012). Under this option agreement, net service costs associated with these territories were equivalent to a 1% royalty rate effective October 31, 1999 and escalate to 2% by August 16, 2004, versus the previous 2.5% rate. The decreases also reflect the Company's reacquisition and buy-down of rights to a limited number of additional area developer territories during 1999. Area developers generally receive royalties at the rate of 2.5% or 1.25% of the gross revenues of the restaurants in their territories.

     FRANCHISE FEES SERVICE COSTS decreased 41.9% from $93,000 to $54,000, principally as a result of fewer franchised restaurant openings during the three-month period ended June 30, 2000.

     RESTAURANT COST OF SALES, which consists of food, beverage and paper costs, increased 21.0% from $1,126,000 to $1,363,000, but as a percentage of restaurant sales decreased from 29.3% to 29.1%. RESTAURANT LABOR COSTS increased 23.9% from $1,454,000 to $1,801,000, and as a percentage of restaurant sales increased from 37.9% to 38.4% compared to the same quarter in 1999. RESTAURANT OPERATING EXPENSES increased 11.4% from $844,000 to $940,000, but as a percentage of restaurant sales decreased from 22.0% to 20.0% for the three months ended June 30, 2000, as compared to the corresponding period in 1999. The decreases in restaurant cost of sales and restaurant operating expenses, as a percentage of restaurant sales, were primarily attributable to operational efficiencies experienced due to cost controls implemented in the management of Company-owned restaurants. The increase in restaurant labor cost as a percentage of restaurant sales was primarily attributable to the implementation of the Company's new health insurance and other benefits to hourly employees in Company-owned restaurants.

     TURNKEY DEVELOPMENT COSTS increased 456.1% from $975,000 to $5,422,000. This increase is primarily the result of the non-cash charge of $5,340,000 discussed under the heading "General" above, partially offset by a lower level of Turnkey development activity in the quarter. This non-cash charge consisted of the following:

- Reserves of approximately $2,468,000 were established for collectibility of certain notes and accounts receivable primarily from highly leveraged franchisees related to restaurants and sites that were developed by the Company under the former Turnkey program.

- Impairment reserves of approximately $1,700,000 were recorded to reduce to estimated fair market value the carrying value of certain restaurants and sites which were developed under the Turnkey program and are now held for resale by the Company.

- A charge of approximately $1,172,000 was recorded on the abandonment of predevelopment costs incurred for certain sites in the Turnkey program pipeline, which the Company has determined will not be developed as Schlotzsky's-Registered Trademark- Deli restaurants.

     GENERAL AND ADMINISTRATIVE EXPENSES increased 89.2% from $3,676,000 to $6,954,000. The increase is primarily the result of increases in reserves for uncollectible accounts of approximately $955,000, primarily for receivables and current and deferred royalties from financially troubled franchisees, $542,000 for certain notes receivable from underperforming international master licensees, $554,000 for increased salary and benefits primarily attributable to headcount additions, and increases in other general and administrative expenses including marketing, travel, legal and professional expenses.

     DEPRECIATION AND AMORTIZATION increased 20.0% from $695,000 to $834,000, and as a percentage of total revenues increased from 5.8% to 6.4%. The increases were principally due to the amortization of area developer territories and other intangibles acquired during 1999 and the increase in the number of Company-owned restaurants.

     OTHER. INTEREST INCOME decreased 5.3% from $719,000 to $681,000. This decrease was primarily the result of a lower level of funds outstanding in the form of Turnkey mortgages and interim construction financing under the Turnkey program.

     INTEREST EXPENSE increased 31.2% from $571,000 to $749,000. This increase was a result of a greater level of debt outstanding during the current period and increases in applicable interest rates during the past year.

     PROVISION (CREDIT) FOR INCOME TAXES. THE CREDIT FOR INCOME TAXES reflected a combined federal and state effective tax rate of 30.0% for the three months ended June 30, 2000, which was lower than the effective combined tax rate of 36.9% for the comparable period in 1999 due to certain state taxes being based in part on factors other than income.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. Total revenues increased 18.4% from $22,112,000 to $26,176,000.

     ROYALTIES increased 8.0% from $10,574,000 to $11,424,000. The increase was due to an increase of 9.2% in average weekly sales, reflecting both a continued shift to the larger restaurant format and an increase of 4.8% in same store sales during the period, partially offset by a net decrease of 14 franchised restaurants operating at the end of the six month period. The Company believes its average weekly sales and same store sales have been positively impacted by the national network television advertising campaign conducted during the past 12 months.

     FRANCHISE FEES decreased 38.1% from $438,000 to $271,000. The decrease was principally a result of 22 fewer openings of franchised restaurants during the six month period ended June 30, 2000, as compared to the same period in the prior year. The fewer number of openings was principally the result of the Company's increased emphasis on superior site selection for larger freestanding restaurants with higher visibility and on more highly qualified franchisees.

     DEVELOPER FEES increased 6.6% from $471,000 to $502,000. The increase was attributable to the sale of several developer territories in 1999, the effect of which was largely offset by the deferral of amortization into income of deferred developer fee revenue for certain underperforming international master licensees. These revenues are normally amortized to income over a ten year period.

     RESTAURANT SALES increased 42.4% from $6,382,000 to $9,090,000. This increase was principally attributable to the opening of a new restaurant in the second quarter of 2000 and the full-period effect of 3 restaurants opened or acquired in the first six months of 1999, as well as increases of 8.8% in average weekly sales and 4.9% in same store sales for Company-owned restaurants.

     PRIVATE LABEL LICENSING FEES (BRAND CONTRIBUTION) increased 23.0% from $2,803,000 to $3,448,000. This increase was principally the result of the increasing volume of system-wide sales, the growth of the licensing program in the retail channels of distribution, and more favorable terms with certain major suppliers.

     TURNKEY PROGRAM DEVELOPMENT revenue decreased 20.7% from $830,000 to $658,000. This decrease was primarily attributable to a slow down of the Turnkey program during the second quarter of 2000 while it was under review.

     OTHER FEES AND REVENUE increased 27.2% from $615,000 to $782,000. The increase is primarily a result of supplier contributions to the Company's franchise Internet communications project.

     SYSTEM PERFORMANCE. The following table reflects the changes in the Schlotzsky's-Registered Trademark- Deli system for the six months ended June 30, 2000 and 1999. The growth of system-wide sales (which include sales of both franchised restaurants and Company-owned restaurants) during 1999 and through June 30, 2000, along with the increase in the number of Company-owned restaurants, were principally responsible for the increased Company revenues as discussed above. Restaurant closings in the system occurred principally as a result of franchisees deciding to close older underperforming restaurants in strip center locations and the Company's greater emphasis on quality, service, cleanliness and compliance reviews.

                                                               SIX MONTHS ENDED
                                                     -------------------------------------
                                                         JUNE 30,           JUNE 30,
                                                           2000               1999
                                                     -----------------  ------------------
Units Opened
         Domestic
                 Freestanding                              12                  26
                 Other                                      1                   7
                                                     -----------------  ------------------
                         Total Domestic Openings           13                  33
         International                                      1                   2
                                                     -----------------  ------------------
                         Total Openings                    14                  35
Units Closed                                              (28)                (27)
                                                     -----------------  ------------------
                         Net Unit Growth                  (14)                  8
                                                     =================  ==================

System-wide Sales (in thousands)                     $    214,340       $    194,679
194,6798
Increase in System-wide Sales                                10.1%              18.1%
Average Weekly Sales                                 $     11,329       $     10,371
Increase in Average Weekly Sales                              9.2%               8.4%
Stores in Operation                                           745                758
Increase in Same Store Sales                                  4.8%               1.7%


     EXPENSES. ROYALTIES SERVICE COSTS decreased 24.5% from $3,530,000 to $2,664,000 and, as a percentage of royalties, decreased from 33.4% to 23.3%. These decreases were partly caused by the Company's assumption of territory management responsibility for its largest area developer in conjunction with an option to buy its territories (exercisable until 2012). Under this option agreement, net service costs associated with these territories were equivalent to a 1% royalty rate effective October 31, 1999 and escalate to 2% by August 16, 2004, versus the previous 2.5% rate. The decreases also reflected the Company's reacquisition and buy-down of rights to a limited number of area developer territories during 1999. Area developers generally receive royalties at the rate of 2.5% or 1.25% of the gross revenues of the restaurants in their territories.

     FRANCHISE FEES COSTS decreased 41.6% from $221,000 to $129,000, principally as a result of fewer franchised restaurant openings during the six-month period ended June 30, 2000.

     RESTAURANT COST OF SALES, which consists of food, beverage, and paper costs, increased 38.8%, from $1,895,000 to $2,631,000, but as a percentage of restaurant sales decreased from 29.7% to 28.9%. RESTAURANT LABOR COSTS increased 38.7% from $2,448,000 to $3,395,000, but as a percentage of restaurant sales decreased from 38.4% to 37.3% compared to the same period in 1999. RESTAURANT OPERATING EXPENSES increased 29.0% from $1,471,000 to $1,898,000, but as a percentage of restaurant sales decreased from 23.0% to 20.9% for the six months ended June 30, 2000, as compared to the corresponding period in 1999. The decreases in restaurant cost of sales, restaurant labor cost and restaurant operating expenses as a percentage of restaurant sales were primarily attributable to operational efficiencies experienced due to cost controls implemented in the management of Company-owned restaurants.

     TURNKEY DEVELOPMENT COSTS increased 230.6% from $2,012,000 to $6,652,000. This increase was primarily the result of the non-cash charge in the second quarter of 2000 in the amount of $5,340,000. The charge is described above in this Item 2, under the heading of "Results of Operations - Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 - Expenses."

     GENERAL AND ADMINISTRATIVE EXPENSES grew 66.3% from $6,533,000 to $10,863,000. The increase was the result of various charges and adjustments incurred in the second quarter of 2000 (described above in this Item 2, under the heading of "Results of Operations - Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 - Expenses") and an increase in the number of Company personnel as compared to the same period last year.

     DEPRECIATION AND AMORTIZATION increased 30.6% from $1,272,000 to $1,661,000, and as a percentage of total revenues increased from 5.8% to 6.3%. The increases were principally due to the amortization of area developer territories, and other intangibles acquired during 1999 and the increase in the number of Company-owned restaurants.

     OTHER. INTEREST INCOME increased 0.4% from $1,438,000 to $1,444,000.

     INTEREST EXPENSE increased 89.3% from $831,000 to $1,573,000. This increase was a result of a greater level of debt outstanding during the current period, primarily under the Credit Agreement executed in December 1999, and increases in applicable interest rates during the past year.

     PROVISION (CREDIT) FOR INCOME TAXES. THE CREDIT FOR INCOME TAXES reflected a combined federal and state effective tax rate of 26.8% for the six months ended June 30, 2000, which was lower than the effective combined tax rate of 36.9% for the comparable period in 1999 due to certain state taxes being based in part on factors other than income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was approximately $2,942,000 for the first six months of 2000. Accounts payable and accrued liabilities decreased $3,144,000 primarily due to the payment of amounts outstanding at December 31, 1999.

     Net cash of $4,330,000 was provided by investing activities, primarily consisting of payments received on interim financing loans provided by the Company to facilitate the development of Turnkey program restaurants. Investing outflows primarily consisted of investment in Company owned restaurants, including the completion of a store in Austin, Texas, and loans made to the NAA advertising entity.

     Net cash of $2,694,000 was used in financing activities. This outflow consisted of an $11,213,000 repayment of the Company's term and credit facility obligations net of $8,449,000 in new mortgages on Company owned restaurant facilities and equipment.

     At June 30, 2000, the Company had $38,264,000 of debt outstanding. During the six months ended June 30, 2000 the Company repaid approximately $10,750,000 on the Credit Agreement established in December 1999. This Credit Agreement consists of a $20 million term loan facility, which requires payment ratably through December 2005, a revolving credit facility, in the maximum amount of $15 million originally with scheduled reduction to the approximate $6.2 million outstanding as of June 30, 2000, which expires on September 30, 2000, and a $5 million stand by letter of credit facility. The Company intends to fund repayment of the revolving credit facility largely through long-term mortgages taken against wholly owned Company restaurants. During the six months ended June 30, 2000 the company had repaid $8,749,000 on the revolving credit facility through financing of Company-owned restaurants. Additionally, $463,000 was paid against mortgages and various other notes owed by the Company.

     As of June 30, 2000, the Company would not have been in compliance with certain financial covenants under its Credit Agreement, largely because of the non-cash charge taken in the second quarter of 2000, as discussed above in this
Item 2 under the heading of "Results of Operations - Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999 - Expenses." The Company has received from its lenders under the Credit Agreement a written waiver of such covenant compliance effective as of June 30, 2000.

     The Company is currently in discussion with its lenders to amend the covenants under the Credit Agreement to levels the Company believes it will be able to meet in the future. The Company will use its best efforts to negotiate, on terms acceptable to the Company, an amendment to the Credit Agreement or to obtain replacement financing, or to obtain a further waiver of the applicable covenants. However, there can be no assurance at this time that such amendment, refinancing or further waiver will be obtained.

     If the Company does not obtain such amendment, refinancing or further waiver by September 30, 2000, the Company would then be in default of the Credit Agreement and the lenders thereunder would be entitled to demand immediate repayment of all amounts outstanding under the Credit Agreement. In addition, through the operation of cross-default provisions, the Company would also be in default of various other financial and contractual obligations.

     As a result of the events discussed above, the entire outstanding balance of approximately $24,205,000 under the Credit Agreement and approximately $6,284,000 under certain mortgages and capitalized leases has been classified on the Company's Condensed Consolidated Balance Sheets as "current maturities of long-term debt."

     The Company believes that cash flow from operations, together with the proceeds of the liquidation of the assets of the former Turnkey program and collections from notes receivable will be sufficient to meet the

Company's anticipated operating and debt service cash needs for the foreseeable future. However, in view of the status of the Credit Agreement as described above, no assurances can be given regarding the amount of debt repayment that may become due on September 30, 2000.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is a result of many computer programs being written using two digits, such as "99", to define a year. Date-sensitive software may recognize the year "00" as the year 1900 rather than the Year 2000. This would result in errors and miscalculations and could result in system failure causing disruptions in business activities and transactions.

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

FORWARD LOOKING STATEMENTS

     This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "contemplate," "predict," "believe," "intend," "plan," "project" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's negotiation of an amendment, refinancing or further waiver under its bank credit agreement;
(iii) the Company's business and growth strategies, including strategies related to new restaurant development; (iv) the expected impact of national television advertising; and (v) development of the Company's private label licensing program. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Report including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Liquidity and Capital Resources," as well as information contained in the Company's other filings with the Securities and Exchange Commission (the "Commission"), identify important factors that could cause such differences.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the underlying obligations are either variable, or fixed for such a short period of time as to effectively become variable.

     At June 30, 2000, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $242,000 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at June 30, 2000. Since the Company's loans are at variable rates, the fair values of the Company's bank loans are not affected by changes in market interest rates.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As disclosed in prior Company filings with the Securities and Exchange Commission, on August 26, 1998, the Lone Star Ladies Investment Club filed a class action lawsuit in federal court in the Western District of Texas against the Company and six of its officers and directors (Monica Gill, former Chief Financial Officer; Azie Taylor Morton, director; Raymond A. Rodriguez, director; John M. Rosillo, former director; Jeffrey J. Wooley, Senior Vice President and director; and John C. Wooley, President and Chairman of the Board of Directors). The complaint alleges securities fraud in connection with a change in the timing of recognition of revenue from the sale of real estate properties pursuant to which the Company provided a limited guaranty on lease payments from franchisees who had leased the properties. In April 1998, the Company announced that 1997 earnings would be lower than previously announced because it would defer revenue received in the fourth quarter from such real estate transactions rather than recognizing it as previously contemplated. Plaintiffs seek monetary damages in an unspecified amount. On August 5, 1999, the Defendants' Motion to Dismiss the consolidated complaint was granted with prejudice. On September 28, 1999, the Plaintiffs filed a notice of appeal with the United States Court of Appeals for the Fifth Circuit, and both parties subsequently filed written briefs in connection with such appeal. The appeals court has scheduled a hearing for September 8, 2000. The Company believes that the allegations in this lawsuit are without merit and intends to vigorously defend against the appeal.

The Company is subject to routine litigation in the ordinary course of business, including contract, franchisee, area developer and employment-related litigation. In the course of enforcing its rights under existing and former franchise agreements and area developer agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and application of these agreements, including references to administration of the advertising funds, default or termination of franchisees or area developers, requirements or payments relating to products used in the restaurants (such as private label licensing), and the Turnkey program. None of these routine matters, individually or in the aggregate, are believed by the Company to be material to its business or financial condition.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on May 26, 2000. At the meeting, the following items were voted on:

Election of directors, whose terms expired at the meeting.

                                                   For                Withheld
                                                   ---                --------
         John L. Hill, Jr.                   6,280,041                  77,950
         Floor Mouthaan                      6,288,031                  69,960

The following directors' terms of office were not expired and continued after the meeting:

         Azie Taylor Morton
         John C. Wooley
         Raymond A. Rodriguez
         Jeffrey J. Wooley

Proposal to ratify and approve the Board's selection of Grant Thornton, L.L.P. to serve as the Company's auditors for the 2000 fiscal year.

         FOR                           AGAINST                        WITHHELD
         ---                           -------                        --------
         6,306,577                      27,730                        23,684

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit No.
                  -----------
                  10.35(c)          Form of Incentive Stock Option Agreement, as
                                    amended.

                  10.36(e)          Form of Employment Agreement between
                                    Registrant and each of certain employees, including Darrell Kolinek, Kelly R. Arnold, and Karl D. Martin.

                  10.59             Amendment to Schlotzsky's 1995 Nonemployee
                                    Directors Stock Option Plan

                  27                Financial Data Schedule.

         (b)      Current Reports on Form 8-K:

                  None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. John C. Wooley has signed as the principal financial officer and as a duly authorized officer of the Registrant.

                                 SCHLOTZSKY'S, INC.

                                      By: /s/ John C. Wooley
                                         ---------------------------------------
                                          John C. Wooley
                                          President and Chief Executive Officer

Austin, Texas
August 14, 2000