Form 10-Q
period 2000-09-30
SCHLOTZSKYS INC
filed 2000-11-14
CIK 1002178

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


                For the quarterly period ended September 30, 2000


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

                    YES   /X/                          NO / /


           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                  Shares Outstanding at November 1, 2000
    Common Stock, no par value                      7,433,342

================================================================================

                                    INDEX


                                                                                           PAGE NO.
                                                                                          ---------
PART I.              FINANCIAL INFORMATION

Item 1.              Financial Statements

                               Condensed Consolidated Balance Sheets --
                               September 30, 2000 and December 31, 1999                        2

                               Condensed Consolidated Statements of Operations --
                               Three and Nine Months Ended
                               September 30, 2000 and September 30, 1999                       3

                               Condensed Consolidated Statement of
                               Stockholders' Equity -- Nine Months Ended
                               September 30, 2000 and Year Ended December 31, 1999             4

                               Condensed Consolidated Statements of
                               Cash Flows -- Nine Months Ended
                               September 30, 2000 and September 30, 1999                       5

                               Notes to Condensed Consolidated
                               Financial Statements                                            6

Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                            11

Item 3.              Quantitative and Qualitative Disclosures About
                     Market Risk                                                              18

PART II.             OTHER INFORMATION

Item 1.              Legal Proceedings                                                        19

Item 2.              Changes in Securities and Use of Proceeds                                19

Item 3.              Defaults Upon Senior Securities                                          19

Item 4.              Submission of Matters to a Vote of Security Holders                      19

Item 5.              Other Information                                                        19

Item 6.              Exhibits and Reports on Form 8-K                                         19


PART I.              FINANCIAL INFORMATION
Item 1.              Financial Statements

                    SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                          2000               1999
                                                                     --------------     --------------
                                                                      (UNAUDITED)
                                     ASSETS
Current Assets:
      Cash and cash equivalents .................................    $    1,868,205     $    4,913,302
      Accounts receivable, net of reserves:
           Royalties ............................................         1,335,522          1,306,465
           Brands ...............................................         1,322,942          1,181,881
           Other ................................................         5,400,063          3,724,572
      Prepaids, inventory, and other assets .....................           896,117            849,101
      Current portion of:
           Notes receivable .....................................         5,444,435         14,748,125
           Real estate and restaurants held for sale ............         7,416,509         18,040,045
           Deferred tax asset ...................................         2,360,022          1,021,828
                                                                     --------------     --------------
                Total current assets ............................        26,043,815         45,785,319

Property, plant and equipment, net ..............................        21,650,807         19,861,420
Real estate and restaurants held for sale, less current portion .        10,048,944          5,985,937
Notes receivable, net, less current portion .....................        22,145,177         21,497,425
Investments and advances ........................................         1,563,948            564,446
Intangible assets, net ..........................................        36,979,703         36,541,153
Deferred tax asset, less current portion ........................         2,246,948          1,615,959
Other noncurrent assets .........................................           903,341            907,722
                                                                     --------------     --------------
                Total assets ....................................    $  121,582,683     $  132,759,381
                                                                     ==============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
      Short-term debt ...........................................    $    7,023,024     $   15,000,000
      Current maturities of long-term debt ......................         4,612,976          4,455,430
      Accounts payable ..........................................         1,786,968          5,527,504
      Accrued liabilities .......................................         3,501,654          2,990,522
      Deferred revenue, current portion .........................           733,907          1,206,206
                                                                     --------------     --------------
                Total current liabilities .......................        17,658,529         29,179,662

Long-term debt, less current maturities .........................        24,323,103         21,275,043
Deferred revenue, less current portion ..........................         7,452,728          7,570,095
                                                                     --------------     --------------
                Total liabilities ...............................        49,434,360         58,024,800
                                                                     --------------     --------------

Commitments and contingencies

Stockholders' equity:
      Preferred stock ...........................................              --                 --
      Common stock ..............................................            63,291             63,135
      Additional paid-in capital ................................        57,864,960         57,779,291
      Retained earnings .........................................        14,325,072         16,997,155
      Treasury stock ............................................          (105,000)          (105,000)
                                                                     --------------     --------------
                Total stockholders' equity ......................        72,148,323         74,734,581
                                                                     --------------     --------------
                   Total liabilities and stockholders' equity ...    $  121,582,683     $  132,759,381
                                                                     ==============     ==============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                     SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      ---------------------------------------------------------
                                                      SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                          2000           1999           2000           1999
                                                      ------------   ------------   ------------   ------------
REVENUES
   Royalties .......................................  $  5,723,246   $  5,631,144   $ 17,147,441   $ 16,205,102
   Franchise fees ..................................       150,000        205,000        420,850        643,333
   Developer fees ..................................       120,923        281,610        622,765        752,576
   Restaurant sales ................................     6,899,688      5,427,591     19,337,167     13,762,675
   Brand contribution ..............................     1,988,057      1,711,879      5,436,507      4,514,459
   Other fees and revenue ..........................       526,320        798,785      1,841,926      2,120,497
                                                      ------------   ------------   ------------   ------------
           Total revenues ..........................    15,408,234     14,056,009     44,806,656     37,998,642
                                                      ------------   ------------   ------------   ------------
EXPENSES
   Service costs:
      Royalties ....................................     1,370,912      1,699,805      4,035,155      5,230,168
      Franchise fees ...............................        56,667        102,500        185,833        323,000
                                                      ------------   ------------   ------------   ------------
                                                         1,427,579      1,802,305      4,220,988      5,553,168
                                                      ------------   ------------   ------------   ------------
   Restaurant operations:
      Cost of sales ................................     2,055,170      1,672,209      5,711,469      4,149,024
      Labor cost ...................................     2,861,058      1,997,209      7,712,873      5,316,868
      Operating expenses ...........................     1,602,147      1,297,431      4,419,646      3,347,806
                                                      ------------   ------------   ------------   ------------
                                                         6,518,375      4,966,849     17,843,988     12,813,698
                                                      ------------   ------------   ------------   ------------
   General and administrative ......................     5,692,439      4,833,807     22,778,393     12,984,922
                                                      ------------   ------------   ------------   ------------
   Depreciation and amortization ...................       883,623        850,305      2,754,372      2,271,898
                                                      ------------   ------------   ------------   ------------
           Total expenses ..........................    14,522,016     12,453,266     47,597,741     33,623,686
                                                      ------------   ------------   ------------   ------------
           Income (loss) from operations ...........       886,218      1,602,743     (2,791,085)     4,374,956
OTHER
   Interest income .................................       448,946        835,582      1,893,041      2,273,629
   Interest expense ................................    (1,117,091)      (685,594)    (2,729,439)    (1,558,009)
                                                      ------------   ------------   ------------   ------------
           Income (loss) before income taxes .......       218,073      1,752,731     (3,627,483)     5,090,576

 PROVISION (CREDIT) FOR INCOME TAXES ...............        74,145        644,129       (955,400)     1,870,787
                                                      ------------   ------------   ------------   ------------
           Income (loss) before cumulative effect
                of change in accounting principle ..       143,928      1,108,602     (2,672,083)     3,219,789
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAX ..........................          --             --             --       (3,819,592)
                                                      ------------   ------------   ------------   ------------
NET INCOME (LOSS) ..................................  $    143,928   $  1,108,602   ($ 2,672,083)  ($   599,803)
                                                      ============   ============   ============   ============

EARNINGS (LOSS) PER COMMON SHARE:
           Earnings (loss) before cumulative effect
                of change in accounting principle ..  $       0.02   $       0.15   ($      0.36)  $       0.43
           Cumulative effect of change in
                accounting principle, net of tax ...          --             --             --     ($      0.51)
                                                      ------------   ------------   ------------   ------------
           Earnings (loss) per common
                share - basic and diluted ..........  $       0.02   $       0.15   ($      0.36)  ($      0.08)
                                                      ============   ============   ============   ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             Common Stock
                                       -----------------------------
                                                        Stated       Additional                                   Total
                                         Number of      Capital       Paid-In     Retained        Treasury     Stockholders'
                                           Shares       Amount        Capital     Earnings         Stock          Equity
                                        ------------  ------------  ------------  ------------   ------------   ------------
Balance, January 1, 1999 .............     7,401,942  $     62,877  $ 57,533,997  $ 16,470,718      ($105,000)  $ 73,962,592
Options exercised ....................         5,825            58        52,887          --             --           52,945
Tax benefit from employee stock
    transactions .....................          --            --          25,072          --             --           25,072
Issuance of common stock in connection
   with employee stock purchase plan..        19,947           200       167,335          --             --          167,535
Net income (loss) ....................          --            --            --         526,437           --          526,437
                                        ------------  ------------  ------------  ------------   ------------   ------------
Balance, December 31, 1999 ...........     7,427,714        63,135    57,779,291    16,997,155       (105,000)    74,734,581
Issuance of common stock in connection
   with employee stock purchase plan..        15,628           156        85,669          --             --           85,825
Net income (loss) ....................          --            --            --      (2,672,083)          --       (2,672,083)
                                        ------------  ------------  ------------  ------------   ------------   ------------

Balance, September 30, 2000
     (unaudited) .....................     7,443,342  $     63,291  $ 57,864,960  $ 14,325,072      ($105,000)  $ 72,148,323
                                        ============  ============  ============  ============   ============   ============

PREFERRED STOCK

Authorized 1,000,000 class C shares, no par value; no shares outstanding at January 1,1999, December 31, 1999 or September 30, 2000.

COMMON STOCK

Authorized 30,000,000 shares, no par value; 7,401,942 shares issued at January 1, 1999, 7,427,714 shares issued at December 31, 1999 and 7,443,342 shares issued at September 30, 2000. Shares issued include 10,000 shares in treasury at each of these dates.

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 NINE MONTHS ENDED
                                                                                            ---------------------------
                                                                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                                                                2000           1999
                                                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) before cumulative effect of change in accounting principle .............  ($ 2,672,083)  $  3,219,789
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
   Depreciation and amortization .........................................................     2,754,372      2,271,898
   Provision for deferred taxes ..........................................................    (1,969,183)      (768,359)
   Provisions for bad debt and impairment of assets ......................................     7,050,103      1,429,813
   Recognition of deferred revenue .......................................................      (829,666)      (895,836)
   Change in:
       Accounts receivable ...............................................................    (1,249,709)    (1,077,763)
       Prepaid expenses, inventories and other assets ....................................       (47,016)      (293,114)
       Accounts payable and accrued liabilities ..........................................    (3,179,404)    (6,278,934)
                                                                                            ------------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ......................................      (142,586)    (2,392,506)
                                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment ...............................................    (1,895,239)    (3,517,404)
   Purchase of real estate and restaurants held for sale .................................    (2,995,877)    (9,571,727)
   Sale of real estate and restaurants held for sale .....................................       577,107      3,863,609
   Acquisition of intangible assets ......................................................      (860,889)   (18,784,735)
   Increase in deferred revenue ..........................................................       240,000        479,021
   Sale of temporary investments .........................................................          --        1,421,077
   Issuance of notes receivable ..........................................................    (5,404,504)   (41,376,529)
   Collections of notes receivable .......................................................    12,730,378     34,635,945
   Sale of investments ...................................................................          --          912,178
   Other .................................................................................       (32,979)        38,390
                                                                                            ------------   ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ......................................     2,357,997    (31,900,175)
                                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock ..............................................................        85,825        220,479
   Proceeds from issuance of debt ........................................................     8,460,660     27,040,593
   Principal payments on debt ............................................................   (13,806,993)    (6,298,677)
                                                                                            ------------   ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......................................    (5,260,508)    20,962,395
                                                                                            ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................................    (3,045,097)   (13,330,286)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................     4,913,302     15,384,991
                                                                                            ------------   ------------
Cash and cash equivalents at end of period
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................  $  1,868,205   $  2,054,705
                                                                                            ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. - BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. This information should be read in connection with the consolidated financial statements and footnotes thereto included in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

RECLASSIFICATIONS

      As a result of the termination of the Turnkey program in the Second Quarter of 2000, certain reclassifications have been made to the condensed consolidated financial statements at December 31, 1999, for the three and nine month periods ended September 30, 1999 and for the nine month period ended September 30, 2000 to correspond with the presentation used at September 30, 2000 and for the three months then ended.


NOTE 2. - RESTAURANTS HELD FOR SALE

      Prior to the Third Quarter of 2000, the operating results of restaurants held for sale were reported, on a net basis, under the caption "Turnkey development costs." The accompanying condensed consolidated financial statements include the sales of the restaurants held for sale in "Restaurant sales" and the operating expenses of those stores under the subcategories of the caption "Restaurant operations." Prior period condensed consolidated financial statements have been reclassified to correspond with this presentation.

Results of operations of restaurants held for sale are summarized as follows (dollars in thousands):


                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 ---------------------------  ----------------------------
                                                 SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
                                                     2000           1999          2000           1999
                                                 ------------   ------------  ------------   ------------
Average number of restaurants .................            15             11            13              9
                                                 ------------   ------------  ------------   ------------
Restaurant sales ..............................  $      2,395   $      1,459  $      6,324   $      3,900
                                                 ------------   ------------  ------------   ------------
Restaurant operations

     Cost of sales ............................           738            466         1,957          1,194
     Labor costs ..............................         1,104            571         2,790          1,632
     Operating expenses .......................           730            420         1,892          1,217
                                                 ------------   ------------  ------------   ------------
                                                        2,572          1,457         6,639          4,043
                                                 ------------   ------------  ------------   ------------
Operating income (loss) before depreciation and
amortization ..................................  ($       177)  $          2  ($       315)  ($       143)
                                                 ============   ============  ============   ============

NOTE 3. - SEGMENTS

    The Company and its subsidiaries are principally engaged in franchising and operating quick service restaurants that feature made-to-order sandwiches with unique sourdough buns, pizzas and salads. At September 30, 2000, the Schlotzsky's system included Company-owned and franchised stores in 38 states, the District of Columbia and 11 foreign countries.

    The Company identifies segments based on management responsibility within the corporate structure. Until termination of its Turnkey program in the Second Quarter of 2000, the Company had reported a Turnkey Development segment which included the development of new restaurants. The Restaurant Operations segment includes the operation of a limited number of Company-owned restaurants for the purposes of product development, concept refinement, prototype testing, training and building brand awareness as well as restaurants held for sale. The Franchise Operations segment encompasses the franchising of stores in order to achieve optimal success with owner-operated stores, brand licensing, and development of restaurants for franchisees. For periods prior to the Third Quarter of 2000, segment disclosures have been reclassified to reflect the current segmentation. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. Segment information and reconciliation to income before interest and income taxes is as follows (dollars in thousands):


     THREE MONTHS ENDED SEPTEMBER 30, 2000        RESTAURANT OPERATIONS    FRANCHISE OPERATIONS        CONSOLIDATED
------------------------------------------------  ----------------------  ----------------------  ----------------------
Revenue from external customers                   $                6,900  $                8,508  $               15,408
Operating income                                                     381                     505                     886
Total assets                                      $               30,195  $               91,388  $              121,583

     THREE MONTHS ENDED SEPTEMBER 30, 1999        RESTAURANT OPERATIONS    FRANCHISE OPERATIONS        CONSOLIDATED
------------------------------------------------  ----------------------  ----------------------  ----------------------
Revenue from external customers                   $                5,428  $                8,628  $               14,056
Operating income                                                     461                   1,142                   1,603
Total assets                                      $               25,901  $               98,533  $              124,434

     NINE MONTHS ENDED SEPTEMBER 30, 2000         RESTAURANT OPERATIONS    FRANCHISE OPERATIONS        CONSOLIDATED
------------------------------------------------  ----------------------  ----------------------   ----------------------
Revenue from external customers                   $               19,337  $               25,470   $               44,807
Operating income (loss)                                            1,493                  (4,284)                  (2,791)
Total assets                                      $               30,195  $               91,388   $              121,583

     NINE MONTHS ENDED SEPTEMBER 30, 1999         RESTAURANT OPERATIONS    FRANCHISE OPERATIONS        CONSOLIDATED
------------------------------------------------  ----------------------  ----------------------  ----------------------
Revenue from external customers                   $               13,763  $               24,236  $               37,999
Operating income                                                     949                   3,426                   4,375
Total assets                                      $               25,901  $               98,533  $              124,434

                                      7

NOTE 4. - CHANGE IN ACCOUNTING PRINCIPLE

      As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company changed its accounting policy related to revenue recognition of developer fees. As such, the operating results for the nine months ended September 30, 1999 reflect the previous retroactive adjustment to reflect the change in accounting principle effective January 1, 1999.


NOTE 5. - DEBT

      The Company's debt structure as of September 30, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                                                   SEPTEMBER 30, DECEMBER 31,
                                                                       2000          1999
                                                                   ------------  ------------
                                                                    (UNAUDITED)
Short-term debt:
      Line of credit ............................................  $      6,205  $     15,000
      Interim financing for real estate development .............           818          --
                                                                   ------------  ------------
      Short-term debt ...........................................  $      7,023  $     15,000
                                                                   ============  ============

Long-term debt:
      Term note .................................................  $     17,000  $     20,000
      Mortgages on Company-owned restaurants and equipment ......         6,357          --
      Other obligations .........................................         2,976         2,643
      Capital leases ............................................         2,603         3,087
                                                                   ------------  ------------

                                                                         28,936        25,730
      Less current maturities of long-term debt .................         4,613         4,455
                                                                   ------------  ------------
      Long-term debt ............................................  $     24,323  $     21,275
                                                                   ============  ============

      Effective as of September 30, 2000, the Company entered into an amendment to its Credit Agreement with a group of banks. The amendment revised certain financial covenants, extended the expiration of the line of credit to December 31, 2000, provided the bank group a security interest in certain real property and equipment, and provided for the application to the term note of 75% of the net cash proceeds from the sale of real estate and restaurants held for sale.

     The Company and its affiliate (see Note 6) have received mortgage loan commitments from other lenders relating to certain restaurants totaling approximately $6.2 million. The Company expects these mortgages to close by December 31, 2000 and it expects to use the proceeds to retire the line of credit.


NOTE 6. - RELATED PARTY TRANSACTIONS

    In addition to the related party transactions set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Company has become a 50% owner in a limited liability company that operates a Schlotzsky's-Registered Trademark- Deli restaurant. The Company invested approximately $1,000,000 in this company as of September 30, 2000 and has a receivable from the company in the amount of approximately $2,317,000 (see
Note 5).

    As of September 30, 2000 and December 31, 1999, receivables from related parties were as follows (dollars in thousands):


                                                   SEPTEMBER 30,      DECEMBER 31,
                                                       2000               1999
                                                   -------------      ------------
                                                    (UNAUDITED)
Included in other receivables....................    $ 2,317            $  --
Included in notes receivables....................      9,526              8,360
                                                     -------            -------
                                                     $11,843            $ 8,360
                                                     =======            =======


NOTE 7. - TERMINATION OF TURNKEY PROGRAM

      During the Second Quarter of 2000, the Company conducted a strategic review of its business, particularly its approach to new restaurant development. Since 1995, the Company has been focusing on the development of larger, freestanding restaurants. This strategy has been effective in producing growth for the Schlotzsky's-Registered Tradmark- Deli system, with an approximate 195% increase in system-wide sales and an approximate 63% increase in average weekly sales for the 12 months ended June 30, 2000 as compared to the year ended December 31, 1995.

      The Company had implemented its Turnkey program to support this growth. The Turnkey program identified and developed sites and constructed restaurants to be sold to prospective franchisees. Because qualified franchisees were sometimes not licensed or financed for these sites before construction was completed, the Company opened and operated certain completed restaurants until they could be financed and sold to qualified franchisees. As a result, the Company incurred significant investments in sites under development, real estate and restaurants held for sale, and notes receivable for construction and permanent mortgage financing related to these Turnkey projects. This exposed the Company to significant real estate development risks. In addition, the impact of the sporadic nature of the completion of the sale and financing of the projects contributed to volatility of the Company's earnings.

      Based on this strategic review, the Company terminated the Turnkey program during the Second Quarter of 2000, although certain projects in process will be completed. After June 30, 2000, the Company intends to develop sites only if either the Company wants to operate a Company-owned restaurant on the site or a qualified franchisee has obtained third-party financing to acquire, build and open the site as a Schlotzsky's-Registered Trademark- Deli restaurant.

      Based on this significant change in restaurant development strategy, the Company conducted a review of all Turnkey related assets to identify those which did not qualify under the revised restaurant development strategy. The Company decided to abandon certain pre-development sites, to reduce certain asset valuations to the proceeds expected to be realized upon their orderly sale or liquidation over the next twelve months and to establish reserves for collectibility of certain notes and accounts receivable. As a result of these actions, a non-cash, pre-tax charge of approximately $5,340,000 was recorded in the Second Quarter of 2000. This non-cash charge consisted of the following:

- Reserves of approximately $2,468,000 were established for collectibility of certain notes and accounts receivable primarily from highly leveraged franchisees related to restaurants and sites that were developed by the Company under the former Turnkey program.

- Impairment reserves of approximately $1,700,000 were recorded to reduce to estimated fair market value the carrying value of certain restaurants and sites which were developed under the Turnkey program and are held for resale by the Company.

- A charge of approximately $1,172,000 was recorded on the abandonment of predevelopment costs incurred for certain sites in the Turnkey program pipeline, which the Company has determined will not be developed as Schlotzsky's-Registered Tradmark- Deli restaurants.

NOTE 8. - EARNINGS PER SHARE

      Basic earnings (loss) per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings (loss) per common share are calculated as follows (in thousands, except per share data):

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           -------------------------------------------------------
                                                           SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,  SEPTEMBER 30,
                                                               2000          1999          2000           1999
                                                           ------------  ------------  ------------   ------------
Net income (loss) before cumulative effect of change
   in accounting principle ..............................  $        144  $      1,109  ($     2,672)  $      3,220
Cumulative effect of change in accounting principle,
   net of tax ...........................................          --            --            --           (3,820)
                                                           ------------  ------------  ------------   ------------
Net income (loss) .......................................  $        144  $      1,109  ($     2,672)  ($       600)
                                                           ============  ============  ============   ============



Weighted average common shares outstanding ..............         7,433         7,417         7,431          7,407
Dilutive stock options ..................................          --              63            15             88
                                                           ------------  ------------  ------------   ------------

Shares used to calculate diluted earnings (loss) per
     common share .......................................         7,433         7,480         7,446          7,495
                                                           ============  ============  ============   ============


EARNINGS (LOSS) PER SHARE
Earnings (loss) per share before cumulative effect of
     change in accounting principle - basic and diluted .  $       0.02  $       0.15  ($      0.36)  $       0.43
Earnings (loss) per share impact of cumulative effect
     of change in accounting principle - basic and
     diluted ............................................          --            --            --     ($      0.51)
                                                           ------------  ------------  ------------   ------------
Earnings (loss) per share - basic and diluted ...........  $       0.02  $       0.15  ($      0.36)  ($      0.08)
                                                           ============  ============  ============   ============


Outstanding options that were not included in the
     diluted calculation because their effect would be
     anti-dilutive ......................................           752           853           737            768
                                                           ============  ============  ============   ============


NOTE 9. - ACCOUNTS RECEIVABLE - OTHER

      Accounts receivable - other as of September 30, 2000 and December 31, 1999 is as follows (dollars in thousands):

                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                         2000           1999
                                                     ------------   ------------
ACCOUNTS RECEIVABLE - OTHER, NET  OF RESERVES:
   Receivable from affiliate (see note 6) .......    $      2,317   $       --
   Accrued interest ..............................          1,143            780
   Real estate development costs to be recovered .            900          1,464
   Other receivables .............................          1,040          1,481
                                                     ------------   ------------
                                                     $      5,400   $      3,725
                                                     ============   ============

                                      10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      During the Second Quarter of 2000, the Company conducted a strategic review of its business, particularly its approach to new restaurant development. Since 1995, the Company has been focusing on the development of larger, freestanding restaurants. This strategy has been effective in producing growth for the Schlotzsky's-Registered Tradmark- Deli system, with an approximate 195% increase in system-wide sales and an approximate 63% increase in average weekly sales for the 12 months ended June 30, 2000 as compared to the year ended December 31, 1995.

      The Company had implemented its Turnkey program to support this growth. The Turnkey program identified and developed sites and constructed restaurants to be sold to prospective franchisees. Because qualified franchisees were sometimes not licensed or financed for these sites before construction was completed, the Company opened and operated certain completed restaurants until they could be financed and sold to qualified franchisees. As a result, the Company incurred significant investments in sites under development, real estate and restaurants held for sale, and notes receivable for construction and permanent mortgage financing related to these Turnkey projects. This has exposed the Company to significant real estate development risks. In addition, the impact of the sporadic nature of the completion of the sale and financing of the projects contributed to volatility of the Company's earnings.

      Based on this strategic review, the Company terminated the Turnkey program during the Second Quarter of 2000, although certain projects in process will be completed. After June 30, 2000, the Company intends to develop sites only if either the Company wants to operate a Company-owned restaurant on the site or a qualified franchisee has obtained third-party financing to acquire, build and open the site as a Schlotzsky's-Registered Trademark- Deli restaurant.

      Based on this significant change in restaurant development strategy, the Company conducted a review of all Turnkey related assets to identify those which did not qualify under the revised restaurant development strategy. The Company decided to abandon certain pre-development sites, to reduce certain asset valuations to the proceeds expected to be realized upon their orderly sale or liquidation over the next twelve months, and to establish reserves for collectibility of certain notes and accounts receivable. As a result of these actions, a non-cash, pre-tax charge of approximately $5,340,000 was recorded in the Second Quarter of 2000.

      As a result of the termination of the Turnkey program, certain reclassifications have been made to the condensed consolidated financial statements as of December 31, 1999, for the three and nine month periods ended September 30, 1999 and for the nine month period ended September 30, 2000 to correspond with the presentation used at September 30, 2000 and for the three months then ended.

      Since the end of the Second Quarter of 2000, the Company has been focusing on improving its balance sheet, converting its excess real estate assets to cash, reducing debt, reducing reliance on transactional income while placing stronger emphasis on the recurring revenue of its core operations, and continuing to make related adjustments to corporate infrastructure. During this period, through November 9, 2000, total debt has been reduced by $2.3 million; sale contracts have been entered into for three parcels of excess real estate which would generate approximately $1.4 million in net cash proceeds upon closing; a mortgage commitment has been obtained by a joint venture in which the Company has a 50% interest which, upon closing, would allow the repayment of an approximate $2.2 million note to the Company; exploratory discussions have been held with potential joint venture operating partners and lenders which would allow for the sale of certain restaurants held for sale in exchange for the mortgage proceeds and equity interests in the joint ventures; and corporate headquarters staff has been reduced from 175 to 159 full-time equivalent employees, and employees have been reassigned from transactional related activities to activities supporting recurring revenue streams. The Company expects to continue its focus on these elements of its business plan.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES. Total revenues increased 9.6% from $14,056,000 to $15,408,000.

      ROYALTIES increased 1.6% from $5,631,000 to $5,723,000. The increase was due to an increase of 7.8% in average weekly sales, reflecting both a continued shift to the larger restaurant format and an increase of 4.5% in same store sales during the quarter, partially offset by an average net decrease of 15 royalty paying restaurants
                                      11
operating during the quarter. The Company believes its average weekly sales and same store sales have been positively impacted by the national television advertising campaign conducted during the past twelve months.

      FRANCHISE FEES decreased 26.8% from $205,000 to $150,000. The decrease was principally a result of fewer openings of franchised restaurants during the three month period ended September 30, 2000 as compared to the same period in the prior year. The fewer number of openings was principally the result of the Company's increased emphasis on superior site selection for larger freestanding restaurants with higher visibility and on more highly qualified franchisees.

      DEVELOPER FEES decreased 57.1% from $282,000 to $121,000. The decrease is largely due to the deferral of amortization into income of deferred developer fee revenue for certain underperforming international master licensees and area developers.

      RESTAURANT SALES increased 27.1% from $5,428,000 to $6,900,000. This increase was principally attributable to an increase of three restaurants in the third quarter of 2000, the inclusion of three restaurants subsequent to the third quarter of 1999, and the full-period effect of one restaurant opened during the third quarter of 1999. As of September 30, 2000, there were 28 Company-owned restaurants compared to 22 at September 30, 1999, of which 16 and 10, respectively, were restaurants held for sale.

      PRIVATE LABEL LICENSING FEES (BRAND CONTRIBUTION) increased 16.1% from $1,712,000 to $1,988,000. This increase was principally the result of the increasing volume of system-wide sales and growth of the licensing program in the retail channels of distribution.

      OTHER FEES AND REVENUE decreased 34.2% from $799,000 to $526,000. The decrease is primarily due to a decrease in real estate transaction fees.

      SYSTEM PERFORMANCE. The following table reflects the changes in the Schlotzsky's-Registered Trademark- Deli system for the three months ended September 30, 2000 and 1999. The growth of system-wide sales (which include sales of both franchised restaurants and Company-owned restaurants) during 1999 and through September 30, 2000, along with the increase in the number of Company-owned restaurants, were principally responsible for the increased Company revenues as discussed above.

      Prior to the Third Quarter of 2000, "Stores in Operation", as reported by the Company, included both stores open for business as well as stores temporarily closed for remodeling or relocation. Beginning this quarter, "Stores in Operation" will include only stores open for business. Stores temporarily closed for remodeling or relocation will be included in "Units Opened" when they reopen. "Units Opened", "Units Closed" and "Stores in Operation" for the three months ended September 30, 1999 have been restated to reflect this policy.

                                                          THREE MONTHS ENDED
                                                   -----------------------------
                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                       2000             1999
                                                   ------------     ------------
Units Opened
         Domestic
                 Freestanding ..................              5               11
                 Other .........................              3                2
                 Reopenings ....................              8                3
                                                   ------------     ------------
                         Total Domestic Openings             16               16
         International ........................               1                4
                                                   ------------     ------------
                         Total Openings ........             17               20
Units Closed ...................................            (20)             (18)
                                                   ------------     ------------
                         Net Unit Change .......             (3)               2
                                                   ------------     ------------
                                                   ------------     ------------

System-wide Sales (in thousands) ...............   $    111,443     $    105,046

Increase in System-wide Sales ..................            6.1%            16.8%

Average Weekly Sales ...........................   $     11,900     $     11,041

Increase in Average Weekly Sales ...............            7.8%            10.3%

Stores in Operation ............................            722              729

Increase in Same Store Sales ...................            4.5%             4.2%


           The Company anticipates 30-35 new store openings over the next four quarters and expects the rate of store closings to reduce over that period.

      EXPENSES. ROYALTIES SERVICE COSTS decreased 19.4% from $1,700,000 to $1,371,000 and, as a percentage of royalties, decreased from 30.2% to 24.0%. These decreases were partly the result of the Company's assumption of territory management responsibility for its largest area developer in conjunction with an option to buy its territories (exercisable until 2012). Under this option agreement, net service costs associated with these territories were equivalent to a 1% royalty rate effective October 31, 1999 and escalate to 2% by August 16, 2004, versus the previous 2.5% rate. The decreases also reflect the Company's reacquisition and buy-down of rights to a limited number of additional area developer territories during 1999. Area developers generally receive royalties at the rate of 2.5% or 1.25% of the gross revenues of the restaurants in their territories.

      FRANCHISE FEES SERVICE COSTS decreased 44.7% from $103,000 to
$57,000, principally as a result of fewer franchised restaurant openings during the three-month period ended September 30, 2000.

      RESTAURANT COST OF SALES, which consists of food, beverage and paper costs, increased 22.9% from $1,672,000 to $2,055,000, but decreased as a percentage of restaurant sales from 30.8% to 29.8%. RESTAURANT LABOR COSTS increased 43.3% from $1,997,000 to $2,861,000, and increased as a percentage of restaurant sales from 36.8% to 41.5%. RESTAURANT OPERATING EXPENSES increased 23.5% from $1,297,000 to $1,602,000, but decreased as a percentage of restaurant sales from 23.9% to 23.2%. The decreases in restaurant cost of sales and restaurant operating expenses, as a percentage of restaurant sales, were primarily attributable to operational efficiencies experienced due to cost controls implemented in the management of Company-owned restaurants. The increase in restaurant labor cost as a percentage of restaurant sales was primarily attributable to pre-opening training labor at three stores opened this quarter compared to one opening in the prior year period, inefficiencies related to store openings and the implementation of the Company's new health insurance and other benefits to hourly employees in Company-owned restaurants. On an overall basis, costs, as a percentage of sales, are higher at restaurants held for sale and the proportion of restaurants held for sale to total Company-owned restaurants is higher this quarter compared to the prior year.

      GENERAL AND ADMINISTRATIVE EXPENSES increased 17.7% from $4,834,000 to $5,692,000. Salaries and benefits increased $361,000 or 15.9%. The increase is a result of increase in average salaries and increased benefit costs, including severance costs, offset by a decrease in average corporate staff full-time equivalent employees of 4.7%. General and administrative operating costs increased $467,000 or 19.1%, due primarily to increased travel, professional and insurance expenses, offset by reduced costs related to real estate development.

      DEPRECIATION AND AMORTIZATION increased 4.0% from $850,000 to $884,000. The increases were principally due to the amortization of area developer territories and other intangibles acquired during 1999 and the increase in the number of Company-owned restaurants.

      OTHER. INTEREST INCOME decreased 46.3% from $836,000 to $449,000. This decrease was primarily the result of a lower level of funds outstanding in the form of mortgages and interim construction financing under the Company's former Turnkey program and nonrecognition of interest income on underperforming notes receivable.

      INTEREST EXPENSE increased 62.8% from $686,000 to $1,117,000. This increase was a result of a greater level of debt outstanding during the current period, and increases in the weighted average interest rate and bank fees related to waivers and amendments.

      PROVISION FOR INCOME TAXES. THE PROVISION FOR INCOME TAXES reflected a combined federal and state effective tax rate of 34.0% for the three months ended September 30, 2000, compared with the effective combined tax rate of 36.9% for the comparable period in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      REVENUES. Total revenues increased 17.9% from $37,999,000 to $44,807,000.

      ROYALTIES increased 5.8% from $16,205,000 to $17,147,000. The increase was due to an increase of 8.7% in average weekly sales, reflecting both a continued shift to the larger restaurant format and an increase of 4.8% in same store sales during the period, partially offset by an average net decrease of 15 royalty paying restaurants during the nine month period. The Company believes its average weekly sales and same store sales have been positively impacted by the national television advertising campaign conducted during the past 15 months.

      FRANCHISE FEES decreased 34.5% from $643,000 to $421,000. The decrease was principally a result of fewer openings of franchised restaurants during the nine month period ended September 30, 2000, as compared to the same period in the prior year. The fewer number of openings was principally the result of the Company's increased emphasis on superior site selection for larger freestanding restaurants with higher visibility and on more highly qualified franchisees.

      DEVELOPER FEES decreased 17.3% from $753,000 to $623,000. The decrease is largely due to the deferral of amortization into income of deferred developer fee revenue for certain underperforming international master licensees and area developers. These revenues are normally amortized to income over a ten year period.

      RESTAURANT SALES increased 40.5% from $13,763,000 to $19,337,000. This increase was principally attributable to the inclusion of six additional restaurants in the first nine months of 2000 and the full-period effect of six restaurants opened or acquired in the first nine months of 1999, as well as increases in average weekly sales and same store sales for Company-owned restaurants. As of September 30, 2000, there were 28 Company-owned restaurants, compared to 22 at September 30, 1999, of which 16 and 10, respectively, were restaurants held for sale.

      PRIVATE LABEL LICENSING FEES (BRAND CONTRIBUTION) increased 20.4% from $4,514,000 to $5,437,000. This increase was principally the result of the increasing volume of system-wide sales, the growth of the licensing program in the retail channels of distribution, and more favorable terms with certain major suppliers.

      OTHER FEES AND REVENUE decreased 13.1% from $2,120,000 to $1,842,000. The decrease is primarily due to a decrease in real estate transaction fees.

      SYSTEM PERFORMANCE. The following table reflects the changes in the Schlotzsky's-Registered Trademark- Deli system for the nine months ended September 30, 2000 and 1999. The growth of system-wide sales (which include sales of both franchised restaurants and Company-owned restaurants) during 1999 and through September 30, 2000, along with the increase in the number of Company-owned restaurants, were principally responsible for the increased Company revenues as discussed above.

      Prior to the Third Quarter of 2000, "Stores in Operation", as reported by the Company, included both stores open for business as well as stores temporarily closed for remodeling or relocation. Beginning this quarter, "Stores in Operation" will include only stores open for business. Stores temporarily closed for remodeling or relocation will be included in "Units Opened" when they reopen. "Units Opened", "Units Closed" and "Stores in Operation" for the three months ended September 30, 1999 have been restated to reflect this policy.

                                                            NINE MONTHS ENDED
                                                     -----------------------------
                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                         2000             1999
                                                     ------------     ------------
Units Opened
         Domestic
                 Freestanding ....................             17               37
                 Other ...........................              4                9
                 Reopenings ......................             20                9
                                                     ------------     ------------
                         Total Domestic Openings .             41               55
         International ..........................               2                6
                                                     ------------     ------------
                         Total Openings ..........             43               61
Units Closed .....................................            (71)             (60)
                                                     ------------     ------------
                         Net Unit Change .........            (28)               1
                                                     ============     ============

System-wide Sales (in thousands) .................   $    326,003     $    299,788

Increase in System-wide Sales ....................            8.7%            17.7%

Average Weekly Sales .............................   $     11,530     $     10,603

Increase in Average Weekly Sales .................            8.7%             9.4%

Stores in Operation ..............................            722              729

Increase in Same Store Sales .....................            4.8%             2.5%


The Company anticipates 30-35 new store openings over the next four quarters and expects the rate of store closings to reduce over that period.

      EXPENSES. ROYALTIES SERVICE COSTS decreased 22.8% from $5,230,000 to $4,035,000 and, as a percentage of royalties, decreased from 32.3% to 23.5%. These decreases were partly caused by the Company's assumption of territory management responsibility for its largest area developer in conjunction with an option to buy its territories (exercisable until 2012). Under this option agreement, net service costs associated with these territories were equivalent to a 1% royalty rate effective October 31, 1999 and escalate to 2% by August 16, 2004, versus the previous 2.5% rate. The decreases also reflected the Company's reacquisition and buy-down of rights to a limited number of area developer territories during 1999. Area developers generally receive royalties at the rate of 2.5% or 1.25% of the gross revenues of the restaurants in their territories.

      FRANCHISE FEES COSTS decreased 42.4% from $323,000 to $186,000, principally as a result of fewer franchised restaurant openings during the nine-month period ended September 30, 2000.

      RESTAURANT COST OF SALES, which consists of food, beverage, and paper costs, increased 37.6%, from $4,149,000 to $5,711,000, but decreased as a percentage of restaurant sales from 30.1% to 29.5%. RESTAURANT LABOR COSTS increased 45.1% from $5,317,000 to $7,713,000, and increased as a percentage of restaurant sales from 38.6% to 39.9%. RESTAURANT OPERATING EXPENSES increased 32.0% from $3,348,000 to $4,420,000, but decreased as a percentage of restaurant sales from 24.3% to 22.9%. The decreases in restaurant cost of sales and restaurant operating expenses as a percentage of restaurant sales were primarily attributable to operational efficiencies experienced due to cost controls implemented in the management of Company-owned restaurants. The increase in restaurant labor cost as a percentage of restaurant sales was primarily attributable to the implementation of the Company's new health insurance and other benefits to hourly employees in Company-owned restaurants. On an overall basis, costs, as a percentage of sales, are higher at restaurants held for sale and the proportion of restaurants held for sale to total Company-owned restaurants is higher this period compared to the prior year.

      GENERAL AND ADMINISTRATIVE EXPENSES increased 75.4% from $12,985,000 to $22,778,000. The increase was primarily the result of various charges and adjustments incurred in the Second Quarter of 2000, which included increases in reserves for uncollectible accounts of approximately $955,000, primarily for receivables and current and deferred royalties from financially troubled franchisees, $542,000 for certain notes receivable from underperforming international master licensees and approximately $5,340,000 of charges related to the termination of the Turnkey program, as well as increases of $1,404,000 or 20% in salaries and benefits due to an increase in average salaries, increased benefit costs, including severance costs, and a $420,000 decline in capitalized real estate salaries and increases in general and administrative operating costs of $1,026,000 or 15.8% due to increased travel, professional and insurance expenses.

      DEPRECIATION AND AMORTIZATION increased 21.2% from $2,272,000 to $2,754,000. The increases were principally due to the amortization of area developer territories, and other intangibles acquired during 1999 and the increase in the number of Company-owned restaurants.

      OTHER. INTEREST INCOME decreased 16.8% from $2,274,000 to $1,893,000. This decrease was primarily the result of a lower level of funds outstanding in the form of mortgages and interim construction financing under the Company's former Turnkey program and nonrecognition of interest income on underperforming notes receivable.

     INTEREST EXPENSE increased 75.2% from $1,558,000 to $2,729,000. This increase was a result of a greater level of debt outstanding during the current period and increases in applicable interest rates during the past year.

      PROVISION (CREDIT) FOR INCOME TAXES. THE CREDIT FOR INCOME TAXES reflected a combined federal and state effective tax rate of 26.3% for the nine months ended September 30, 2000, which was lower than the effective combined tax rate of 36.8% for the comparable period in 1999 due to certain state taxes being based in part on factors other than income.


LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was $143,000 for the first nine months of 2000. The net loss for the period of approximately $2,672,000 was offset by depreciation and amortization of approximately $2,754,000 and provisions for uncollectable accounts and asset impairments of approximately $7,050,000 less credit for deferred taxes of approximately $1,969,000 and deferred revenue recognized of approximately $830,000. In addition, accounts receivable increased approximately $1,250,000 due primarily to an increase in interest receivable and accounts payable and accrued liabilities decreased approximately $3,179,000 due to payment of amounts outstanding at December 31, 1999.

      Net cash of $2,358,000 was provided by investing activities for the nine months ended September 30, 2000. Issuance and collections on notes receivable resulted in a net inflow of approximately $7,326,000, primarily due to payments received on interim financing loans provided by the Company to facilitate the development of Turnkey program restaurants, less amounts loaned to the Schlotzsky's National Advertising Association advertising entity to facilitate the Company's national advertising strategy. Investing outflows primarily consisted of investment of approximately $1,895,000 primarily for Company-owned restaurants, including the completion of one store and the remodel of another store, both in Austin, Texas, and approximately $2,996,000 used to acquire and develop real estate sites under the discontinued Turnkey program.

      Net cash of $5,261,000 was used in financing activities. This net outflow consisted principally of $13,807,000 repayment of debt financing net of approximately $6,536,000 borrowed through mortgages on company restaurants and approximately $1,925,000 borrowed as interim financing for real estate development projects.

      At September 30, 2000, the Company had $35,959,000 of debt outstanding. During the nine months ended September 30, 2000 the Company repaid approximately $11,795,000 on the Credit Agreement established in December 1999. This Credit Agreement consisted of a $20 million term loan facility, which requires payment ratably through December 2005, and a line of credit facility, in the original maximum amount of $15 million with scheduled reduction to the approximate $6.2 million outstanding as of September 30, 2000, which expires on December 31, 2000. The Company and its affiliate have received mortgage loan commitments from other lenders relating to certain restaurants totaling approximately $6.2 million. The Company expects these mortgages to close by December 31, 2000 and it expects to use the proceeds to retire the line of credit.

    Effective as of September 30, 2000, the Company entered into an amendment to its Credit Agreement with a group of banks. The amendment revised certain financial covenants, extended the expiration of the line of credit to December 31, 2000, provided the bank group a security interest in certain real property and equipment, and provided for the application to the term note of 75% of the net cash proceeds from the sale of real estate and restaurants held for sale.

      The Company believes that cash flow from operations, together with the proceeds of the liquidation of the assets of the former Turnkey program, collections from notes receivable and proceeds from mortgages of Company-owned stores will be sufficient to meet the Company's anticipated operating and debt service cash needs for the foreseeable future.

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

FORWARD LOOKING STATEMENTS

      This report contains statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "expect," "estimate," "anticipate," "contemplate," "predict," "believe," "intend," "plan," "project" and similar expressions and variations thereof are intended to identify forward-looking statements. Such statements appear in a number of places in this Report and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations; (ii) the Company's business and growth strategies, including strategies related to new restaurant development;
(iii) the expected impact of national television advertising; (iv) development of the Company's private label licensing program; and (v) the Company's plans to obtain and complete additional financing. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guaranties of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The accompanying information contained in this Report including, without limitation, the information set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Liquidity and Capital Resources," as well as information contained in the Company's other filings with the Securities and Exchange Commission (the "Commission"), identify important factors that could cause such differences.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the underlying obligations are either variable, or fixed for such a short period of time as to effectively become variable.

      At September 30, 2000, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $232,000 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at September 30, 2000. Since the Company's bank loans are at variable rates, the fair values of the Company's bank loans are not affected by changes in market interest rates.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits:

                     Exhibit No.
                     ------------
                     10.36(f)             Employment Agreement dated August
                                          15, 2000 by and between the Registrant
                                          and Richard H. Valade.

                     10.60                Second Amendment to Credit Agreement
                                          with Wells Fargo Bank Texas, National
                                          Association, as Agent, dated as of
                                          May 1, 2000.

                     10.61                Third Amendment to Credit Agreement
                                          with Wells Fargo Bank Texas, National
                                          Association, as Agent, dated as of
                                          September 30, 2000.

                     27                   Financial Data Schedule.

           (b)       Current Reports on Form 8-K:

                     None.

                                    SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SCHLOTZSKY'S, INC.



                                         By:           /s/
                                            ------------------------------------
                                                   John C. Wooley
                                                   President and Chief Executive
                                                   Officer (Principal Executive
                                                   Officer)




                                         By:           /s/
                                            ------------------------------------
                                                   Richard H. Valade
                                                   Executive Vice President,
                                                   Treasurer and Chief Financial
                                                   Officer (Principal Financial
                                                   Officer)




                                         By:           /s/
                                            ------------------------------------
                                                   Matthew D. Osburn
                                                   Controller and Assistant
                                                   Treasurer (Principal
                                                   Accounting Officer)


Austin, Texas
November 14, 2000