Form 10-Q/A
period 2000-09-30
SCHLOTZSKYS INC
filed 2000-11-17
CIK 1002178

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A



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

                                      INDEX


                                                                        Page No.
                                                                        --------

PART II.          OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                          2


NOTE: EXHIBIT 10.36(f) WAS LISTED IN ITEM 6 OF THE FORM 10-Q FILED ON NOVEMBER 14, 2000 BUT WAS NOT INCLUDED IN THE SUBMISSION TO THE SECURITIES AND EXCHANGE COMMISSION. THE EXHIBIT IS SUBMITTED WITH THIS FORM 10-Q/A.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:


               Exhibit No.
               -----------

               10.36(f) Employment Agreement dated August 15, 2000 by and between the Registrant and Richard H. Valade (filed herewith).

               10.60       Second Amendment to Credit Agreement with Wells Fargo
                           Bank Texas, National Association, as Agent, dated as of
                           May 1, 2000 (previously filed with the Securities and
                           Exchange Commission on November 14, 2000 as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).

               10.61       Third Amendment to Credit Agreement with Wells Fargo
                           Bank Texas, National Association, as Agent, dated as of
                           September 30, 2000 (previously filed with the Securities
                           and Exchange Commission on November 14, 2000 as an
                           Exhibit to the Registrant's Quarterly Report on Form
                           10-Q for the period ended September 30, 2000).

               27          Financial Data Schedule (previously filed with the
                           Securities and Exchange Commission on November 14, 2000 as an Exhibit to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000).


         (b)   Current Reports on Form 8-K:

               None.

                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    SCHLOTZSKY'S, INC.



                    By:      /s/
                       ------------------------------------------------------
                             John C. Wooley
                             President and Chief Executive Officer
                             (Principal Executive Officer)




                    By:      /s/
                       ------------------------------------------------------
                             Richard H. Valade
                             Executive Vice President, Treasurer and Chief
                             Financial Officer
                             (Principal Financial Officer)




                    By:      /s/
                       ------------------------------------------------------
                             Matthew D. Osburn
                             Controller and Assistant Treasurer
                             (Principal Accounting Officer)


Austin, Texas
November 17, 2000