Form 10-K405
period 2000-12-31
SCHLOTZSKYS INC
filed 2001-04-02
CIK 1002178

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                        or

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        Commission File Number 0-27008

                               ----------------

                              SCHLOTZSKY'S, INC.
            (Exact name of registrant as specified in its charter)

                 Texas                               74-2654208
    (State or other Jurisdiction of     (I.R.S. Employer Identification No.)
    Incorporation or Organization)

                   203 Colorado Street, Austin, Texas 78701
              (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (512) 236-3600

          Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on which
                                                     registered
          Title of each class                  Nasdaq National Market
      Common Stock, no par value

          Securities registered pursuant to Section 12(g) of the Act:

                        Preferred Stock Purchase Rights

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 14, 2001, was approximately $22,690,000 based upon the last sales price on March 14, 2001, on the Nasdaq National Market System for the Company's common stock. Registrant had 7,338,663 shares of Common Stock outstanding on March 14, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission not later than 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III of this Form 10-K.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                               SCHLOTZSKY's, INC.

                               Index to Form l0-K
                          Year Ended December 31, 2000

                                                                      Page No.
                                                                      --------
 Part I


 Item 1.  Business..................................................      1
 Item 2.  Properties................................................     17
 Item 3.  Legal Proceedings.........................................     17
 Item 4.  Submission of Matters to a Vote of Security Holders.......     18


 Part II


 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................     19
 Item 6.  Selected Consolidated Financial Data......................     19
 Item 7.  Management's Discussion and Analysis of Financial              21
          Condition and Results of Operations.......................
 Item 7A. Quantitative and Qualitative Disclosures about Market          31
          Risk......................................................
 Item 8.  Financial Statements and Supplementary Data...............     31
 Item 9.  Changes in and Disagreements with Accountants on               31
          Accounting and Financial Disclosure.......................


 Part III


 Item 10. Directors and Executive Officers of the Registrant........     32
 Item 11. Executive Compensation....................................     32
 Item 12. Security Ownership of Certain Beneficial Owners and            32
          Management................................................
 Item 13. Certain Relationships and Related Transactions............     32


 Part IV


 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K..................................................     33

                                    PART I

ITEM 1. BUSINESS

                                 INTRODUCTION

   Schlotzsky's, Inc., a Texas corporation and successor to a business founded in 1971, is a franchisor and operator of quick-service restaurants that feature made-to-order sandwiches with unique sourdough buns. Schlotzsky's operates through a network, as of December 31, 2000, of 711 franchised and Company-owned restaurants which generated systemwide sales of approximately $429.4 million for the year ended December 31, 2000.

   Schlotzsky's(R) Deli restaurants offer a menu of consistent, high quality foods featuring Schlotzsky's proprietary breads, complemented by excellent customer service in a visually appealing setting. Our bread is baked fresh from scratch every day for every restaurant. Our menu includes 15 sandwiches on four types of buns, ten sourdough crust pizzas, chips, salads, soups and other side items, fresh baked cookies and other desserts, and beverages.

   Schlotzsky's operates through two business segments:

  . Restaurant Operations, which includes restaurants operated by the Company for the purposes of product development, concept refinement, product and process testing, training, building brand awareness, and restaurants held for sale.

  . Franchise Operations, which encompasses franchising of restaurants, assisting franchisees in the development of restaurants, and the licensing of Schlotzsky's(R) Deli branded products for sale to the franchise system and retailers.

   Until its termination in 2000, a third segment, Turnkey Development, developed new restaurants for franchisees. See Note 17 to the Consolidated Financial Statements for financial information regarding the Company's business segments.

   As used in this report, the terms "Company" and "Schlotzsky's" refer to Schlotzsky's, Inc. and its subsidiaries unless the context indicates otherwise.

   The Company's principal executive offices are located at 203 Colorado Street, Austin, Texas 78701, and its telephone number is (512) 236-3600.

                            CORPORATE ORGANIZATION

   Schlotzsky's, Inc. was formed effective January 1, 1993, when Schlotzsky's Franchising Limited Partnership, Schlotzsky's-Houston, Ltd., Schlotzsky's-San Antonio, Ltd., Schlotzsky's Restaurant Management Corporation, and Schlotzsky's, Inc. (collectively, the "Predecessor Entities") were merged into the Company and two wholly-owned subsidiaries, Schlotzsky's Restaurants, Inc. and Schlotzsky's Real Estate, Inc., both Texas corporations (the "1993 Merger"). The Company's other subsidiaries, which are directly or indirectly wholly-owned, are Schlotzsky's Brands, Inc., SGC Construction Corporation, DFW Restaurant Transfer Corp., 56th and 6th, Inc., and RAD Acquisition Corp. (all Texas corporations) and SREI Turnkey Development, L.L.C., a Texas limited liability company, Schlotzsky's Brands I, L.L.C., a Delaware limited liability company, and Schlotzsky's Brand Products, L.P., a Texas limited partnership.

                          SCHLOTZSKY'S(R) DELI SYSTEM

   At December 31, 2000, the Schlotzsky's(R) Deli system included 29 Company-owned restaurants and 682 franchised restaurants located in 38 states, the District of Columbia and ten foreign countries. Of the Company-owned restaurants, there are 13 restaurants which the Company intends to own and operate on a long-term basis. The other 16 restaurants are being operated as held for sale until they are re-franchised. The Company's revenues were approximately $59.2 million for 2000 and approximately $51.4 million for 1999 while systemwide sales of the system for all restaurants were approximately $429.4 million for 2000 and $400.3 million for 1999. Systemwide sales are based on reported sales of franchised restaurants, as well as Company-owned restaurants, and are a principal driver of Company revenue because royalty revenue is based on sales of franchised restaurants. Weighted average annual unit sales for all restaurants in the system were $594,000 for 2000 and $550,000 for 1999.

                                   STRATEGY

   The Company's primary objective is to become a leader in the specialty sandwich segment of the restaurant industry in the United States. The key elements of its strategy are to: offer a menu of consistent, high quality foods featuring the Company's proprietary breads, complemented by excellent customer service; assist its franchisees to develop visually appealing restaurants in high visibility, freestanding locations; develop a strong network of motivated franchisees; increase awareness of the Schlotzsky's brand through enhanced marketing and Schlotzsky's(R) Deli branded products; and develop the concept at a limited number of Company-owned restaurants. The Schlotzsky's(R) Deli system initiated national television advertising in the Spring of 1999.

   Menu of Distinctive, High Quality Products. Schlotzsky's(R) Deli restaurants offer a menu of consistent, high quality foods featuring the Company's proprietary breads, complemented by excellent customer service. The menu features made-to-order sandwiches with buns that are baked fresh from scratch every day for every restaurant. The Schlotzsky's(R) Original sandwich, which was introduced in 1971, is a variation of the muffaletta sandwich made with three meats (lean ham, Genoa salami and cotto salami), three cheeses (mozzarella, cheddar and parmesan), garlic butter, mustard, marinated black olives, onion, lettuce and tomato on a toasted sourdough bun. The Schlotzsky's(R) Original sandwich continues to be the most popular item on the restaurant menu. Schlotzsky's(R) Deli restaurants now offer an expanded menu with 15 sandwiches on four types of buns, ten sourdough crust pizzas, five salads, soups, chips and other side items, fresh baked cookies and other desserts, and beverages. At most locations, as of December 2000, sandwiches range in price from $3.19 to $5.39 ($7.49 for an oversized Original), and eight-inch gourmet pizzas are generally priced between $3.69 and $4.99.

   Visually Appealing Restaurants. The Company has developed standard restaurant plans that promote a visually appealing exterior and comfortable interior. The Company encourages franchisees to develop freestanding restaurants with high visibility and easy access. The Company believes the location of a restaurant is important to its success and works with area developers and franchisees to identify superior restaurant locations. These freestanding restaurants approximate 3,200 square feet and generally include drive-thrus. The Company is also interested in having its franchisees develop end-caps in superior shopping center locations. The Company had implemented its Turnkey Program in 1995 as a means of accelerating the development of high visibility restaurants and capitalizing on the Company's experience in evaluating restaurant sites by providing a variety of services, from securing the site to development and construction of the restaurant. The Turnkey Program was terminated in 2000.

   Area Developers. The Company has 26 area developers trained to assist the Company in maintaining its system of franchised restaurants in the United States. Over the past two and one-half years, the Company contracted with several area developers to reduce their portion of franchise fees and royalties, in return for cash or the combination of cash and a promissory note, to focus their efforts on franchise services rather than franchise sales. As a result, restaurant opening schedules for these area developers were eliminated and certain service requirements were reduced. Depending on whether their agreements were revised, area developers may provide a range of services: recruit and qualify franchisees; assist franchisees in site selection, obtaining financing, constructing and opening restaurants; train franchisees and their employees; provide ongoing operational support; monitor product and service quality; and help coordinate local advertising. By utilizing its area developer network, the Company believes that it can effectively support a growing number of franchised restaurants while controlling its overhead costs. Area developers generally receive a portion of franchise fees and royalties from restaurants in their territories and, thus, are motivated to help develop their markets and monitor operating performance. Generally, area developers whose agreements were not revised are required to recruit franchisee candidates and meet specific restaurant opening schedules in order to maintain their development rights.

   Motivated Franchisees. The Company has focused on developing a strong network of owner-operator franchisees. The Company believes that a motivated franchisee is an essential key to the success of a restaurant. The Schlotzsky's(R) Deli system consists primarily of franchised restaurants, owned and managed by entrepreneurial franchisees. The Company has sought franchisees who are committed to providing on-site supervision of restaurant operations. As the Schlotzsky's(R) Deli concept has developed, in addition to owner-operator franchisees, the Company also seeks experienced multi-unit operators who will operate several restaurants in a market. As of December 31, 2000, out of approximately 440 franchisees with operating restaurants, nine franchisees have more than five restaurants each and, in the aggregate, account for approximately 9.1% of the franchised restaurants in the system.

   Increased Brand Awareness. The Company seeks to increase awareness of the Schlotzsky's(R) brand through enhanced marketing and branded products. The Company is directing its franchising efforts to establish a sufficient number of restaurants in larger markets to allow expanded cooperative advertising through newspaper, radio and television. In 1999, the Schlotzsky's(R) Deli system started advertising on national television, using a portion of the marketing contributions required from franchisees under their franchise contracts. The Company has also developed a line of Schlotzsky's(R) Deli branded products to increase brand awareness. Schlotzsky's(R) Deli branded products are used by franchisees in preparing foods and many of them are displayed at restaurants as part of the standard decor package. Some branded products are sold by franchisees for home consumption. In 1999, Schlotzsky's(R) Deli potato chips became available for retail purchase outside of the restaurant system for the first time in the domestic superstores of one of the world's largest retailers, and a new line of Schlotzsky's(R) Deli meats, cheeses and condiments were test marketed in grocery chains in selected markets. The Company is continuing to seek distribution in additional retail outlets and is exploring additional products for inclusion in this program.

   Company-Owned Restaurants. The Company opened its flagship restaurant in Austin, Texas in 1995, and it has continued to expand its portfolio of Company-owned and operated locations over the past few years, particularly as the result of the 1999 acquisition of certain stores in Austin, Texas, and the rights to develop that market. The Company operates, as of December 31, 2000, 13 restaurants that it intends to own and operate on a long-term basis. These restaurants are operated primarily for product and process development, concept refinement, training, and building brand awareness. Nine of these restaurants are in Austin, Texas; two in College Station, Texas; one in Houston, Texas; and one in suburban Atlanta, Georgia. Three of these restaurants (two in Austin and one in Houston) are Marketplace restaurants, which are operated for research and development and training and, along with a Schlotzsky's(R) Deli, include a full bakery producing pastries and muffins for sale in the Marketplace restaurant and in the coffee bar section of certain other Company-owned restaurants.

   The Company also operates 16 other restaurants, acquired from franchisees on a purchase or lease basis, which it does not consider to be part of its long-term portfolio of Company-owned units. These restaurants are classified as "Restaurants Held for Sale" and the Company intends to remarket them to franchisees. Four of these restaurants are located in Georgia, three in Texas and one each in Illinois, Utah, Alabama, Arizona, New Mexico, Mississippi, Tennessee, Kentucky and New York.

                   SCHLOTZSKY'S(R) DELI RESTAURANT LOCATIONS

   At December 31, 2000, the Schlotzsky's(R) Deli system consisted of 711 restaurants open and operating in 38 states, the District of Columbia, and ten foreign countries. At December 31, 1999 and 1998, the system included 743 and 726 restaurants open and operating, respectively.

                  RESTAURANT LOCATIONS AS OF DECEMBER 31, 2000

                                                                      Number of
   Location                                                          Restaurants
   --------                                                          -----------
   United States:
   Texas............................................................     201
   Tennessee........................................................      33
   Illinois.........................................................      31
   Arizona..........................................................      29
   Georgia..........................................................      29
   North Carolina...................................................      27
   Florida..........................................................      24
   Wisconsin........................................................      23
   Michigan.........................................................      22
   Colorado.........................................................      21
   Indiana..........................................................      21
   Oklahoma.........................................................      19
   Alabama..........................................................      18
   California.......................................................      17
   South Carolina...................................................      17
   Missouri.........................................................      13
   Ohio.............................................................      13
   Kansas...........................................................      12
   New Mexico.......................................................      11
   Minnesota........................................................      10
   Arkansas.........................................................       9
   Louisiana........................................................       9
   Oregon...........................................................       9
   Utah.............................................................       9
   Nebraska.........................................................       8
   Nevada...........................................................       8
   Kentucky.........................................................       6
   Mississippi......................................................       6
   Virginia.........................................................       6
   Washington.......................................................       6
   Idaho............................................................       4
   West Virginia....................................................       4
   North Dakota.....................................................       3
   South Dakota.....................................................       3
   Pennsylvania.....................................................       2
   Alaska...........................................................       1
   Hawaii...........................................................       1
   New York.........................................................       1
   District of Columbia.............................................       1
                                                                         ---
   Total Domestic...................................................     687
                                                                         ---

   International:
   Turkey...................................................................   5
   Argentina................................................................   4
   Malaysia.................................................................   4
   China....................................................................   3
   Guatemala................................................................   2
   Morocco..................................................................   2
   Bahrain..................................................................   1
   Canada...................................................................   1
   Germany..................................................................   1
   Saudi Arabia.............................................................   1
                                                                             ---
   Total International:.....................................................  24
                                                                             ---
   Total Domestic & International:.......................................... 711
                                                                             ===

                            RESTAURANT DEVELOPMENT

   The Company maintains a Restaurant Facility Services group which performs market development planning, restaurant site analysis, restaurant design, cost estimation, and restaurant equipment supplier liaison services. This group also serves as general contractor for new Company-owned restaurants and may be made available, for a fee, to serve as construction manager for certain new franchised restaurants.

   The Company had instituted the Turnkey Program, which was terminated in 2000, to assist franchisees in obtaining sites and to achieve more rapid development of new restaurants, especially in selected major markets. Under the Turnkey Program, the Company would typically perform various services including site selection, feasibility analysis, environmental studies, site work, permitting, and construction management, receiving a fee for these services. The Company at times would assign its earnest money contract on a site to a franchisee, an area developer, or a third-party investor, who then assumed responsibility for developing the restaurant. The Company would at other times purchase or lease a selected site, construct a Schlotzsky's(R) Deli restaurant on the site and sell, lease or sublease the completed restaurant to a franchisee, or sell the restaurant to an investor who leased the restaurant to the franchisee.

   Until 1997, the Company often provided credit enhancement in the form of limited guarantees on franchisees' leases for leased locations sold to investors under the Turnkey Program.

   Beginning in 1998, the Company encouraged ownership of the real estate by its franchisees through a mortgage loan program provided under the Turnkey Program. Under the mortgage program, the Company sometimes provided interim financing to the franchisee to purchase a restaurant built under the Turnkey Program or to purchase land and construct the building for a new restaurant. The interim loan was typically either sold to, or refinanced by, an institutional lender. The Company typically provided credit enhancement for the franchisee in the form of a limited guaranty in favor of the lender. The Company sometimes also made a long-term loan to the franchisee for a portion of the cost of the restaurant. These loans were usually subordinated to the institutional lenders.

   Since the termination of the Turnkey Program, the Company intends to develop sites only if either the Company wants to operate a Company-owned restaurant on the site or a qualified franchisee has obtained third-party financing to acquire, build and open the site as a Schlotzsky's(R) Deli restaurant.

   The Company expects that it may provide in certain instances guarantees or loans or take an equity interest in franchisees, particularly those who purchase restaurants held for sale by the Company.

                                  FRANCHISING

   The Company has adopted the strategy of generally franchising, rather than owning, restaurants. The Company believes that franchisees who own and operate restaurants are typically more highly motivated and generally are able to manage stores more efficiently than manager-employees. Moreover, franchising allows the Company to expand the number of restaurants and penetrate markets more quickly and with less capital than developing Company-owned restaurants. Area developers play a role in the Company's franchising program in certain territories by recruiting qualified franchisees and by monitoring and providing support to franchised restaurants.

   Area Developers. The Company's 16 area developers who have retained their original service obligations recruit and qualify franchisees according to criteria developed by the Company. Once a franchisee is approved by the Company, the area developer works with the Company to assist the franchisee in site selection, training, restaurant design and layout, construction, and obtaining financing. Such area developers provide restaurant opening assistance, monitor restaurant performance and compliance with product and service quality standards established by the Company, and help to coordinate cooperative advertising within their territories. The Company typically pays area developers who retained their original service obligations 50% of all initial franchise fees paid by franchisees in their territories. In addition, the Company also pays these area developers a share of royalties equal to 2.5% of franchisees' restaurant sales, constituting approximately 42% of the royalties received under franchise agreements providing for 6% royalties.

   The percentage of royalties payable to the other 10 area developers has been reduced to approximately 21% of royalties as a result of several transactions completed over the past two and one-half years to reduce the area developer's royalty rights and duties. During 1999, the Company assumed territory management responsibility for its largest area developer in conjunction with an option to buy its territories. Net service costs under this arrangement, as amended, were reduced to 1% of franchisees' sales effective October 31, 1999, and escalate to 2% by June 30, 2002, compared to the former 2.5% rate. The Company may enter into additional transactions with area developers as opportunities become available and the economics of the transactions are appropriate, but there can be no assurance that such transactions will occur.

   Area developers are not required to own or operate restaurants, although some of them are also franchisees, or have investments in franchisees, under separate franchise agreements. Area developers are granted exclusive rights to one or more market territories in the United States, typically for a term of 50 years. Each area developer has paid the Company a nonrefundable fee for the development rights for a market, generally with a cash down payment and the balance of the fee represented by a note.

   Area development agreements are assignable only with the prior written consent of the Company, and consents have been granted from time to time. The Company retains rights of first refusal with respect to any proposed sale of rights by the area developer. Area developers typically commit to a restaurant opening schedule for each territory. The Company has agreed to extend or waive restaurant opening schedules for certain area developers under certain conditions, and has eliminated the schedules for those whose royalties were reduced. If an area developer fails to meet its obligations, the Company can terminate or repurchase its territory.

   Franchisees. The Company believes the involvement of owners in daily restaurant operations is critical to the success of a franchise. The Company has focused on franchisees who would operate no more than four restaurants, located within a single market. As the Schlotzsky's(R) Deli concept has developed, in addition to owner-operator franchisees, the Company also seeks experienced multi-unit operators who will operate a larger number of restaurants. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. Because the cost of building and equipping a Schlotzsky's(R) Deli restaurant is substantial, the Company's franchisees must make certain minimum investments in their restaurants and typically must have substantial cash resources or a relatively high net worth to obtain financing to build and equip restaurants. While certain area developers identify and recruit potential franchisees, all franchisees must be approved by the Company.

   Franchise Agreements. The Company enters into an agreement with each franchisee granting the franchisee the right to develop a restaurant within a market over a defined period of time. Once a site for a restaurant has been selected by the franchisee and accepted by the Company, additional documentation specifying that site is signed. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $30,000 for the franchisee's first restaurant and $20,000 for any additional restaurant. The initial franchise fee is payable at the time of signing the agreement. The current standard franchise agreement provides for a term of 20 years (with one ten-year renewal option) and payment of a royalty of 6% of sales. As of December 31, 2000, 66 restaurants operated under older franchise agreements and were paying a royalty of 4% of sales.

   The Company has the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Government Regulation."

   Franchisee Training and Support. Each franchisee is required to have a principal operator approved by the Company who satisfactorily completes the Company's training program and who devotes full business time and efforts to the operation of the franchisee's restaurants. Franchisees may also enroll each restaurant manager in the Company's training program. The Company provides training at operating Schlotzsky's(R) Deli restaurants in various locations and at its flagship Schlotzsky's(R) Deli restaurant in Austin, Texas, which includes classroom facilities. Franchisees are required to pass a minimum skills test before they begin operating their first restaurant. An on-site training crew is provided by the Company or an area developer for three days before and two days after the opening of a franchisee's first restaurant. The Company and its area developers maintain ongoing communication with franchisees, exchanging operating and marketing information.

   Franchise Restaurant Operations. All franchisees are required to operate their restaurants in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Food preparation is standardized and includes baking buns, slicing meat, cheese and produce, and heating sandwiches and pizzas. Franchisees are expected to be actively involved in monitoring operations at each of their restaurants. Each franchisee has full discretion to determine the prices to be charged to its customers. Franchised restaurants are periodically inspected by area developers and the Company's field service representatives to monitor compliance with the Company's standards and specifications as set forth in the franchise agreement and the Company's manuals.

   Reporting. Most Schlotzsky's(R) Deli franchisees are required to report weekly sales and other data to the Company. Other franchisees are required to report monthly. Generally, 6% royalties are payable weekly by automatic bank drafts and 4% royalties are payable monthly by check under the applicable franchise agreements. The Company is evaluating software for use by franchisees to record and report sales and other operating information and anticipates that franchisees may be able to use this software before the end of 2001. Although the Company has the right to audit franchisees, and does so occasionally, it relies primarily on voluntary compliance by franchisees to accurately report sales and remit royalties.

   International Master Licensees. The Company has granted nonassignable rights to develop restaurants in certain foreign countries to master licensees. A master licensee is typically licensed for 50 years to use the Schlotzsky's trademarks in a designated territory and may grant area development rights and franchises in that territory. Unlike area developers, master licensees contract directly with franchisees, and the Company delegates the selection of franchisees and approval of sites to the master licensees. When a master license is granted, the master licensee pays the Company a negotiated, nonrefundable license fee. The Company has typically received a portion of the master license fee in cash when the master license is signed, with the balance payable with interest under a promissory note. Typically, under its master license agreements, the Company receives one-third to one-half of any sublicense and franchise fees and one-third of any royalties received by the master licensee. All amounts payable to the Company by the master licensees must be paid in U.S. dollars. As of December 31,

2000, the Company had master licenses in effect covering 26 foreign countries. As with area developers, if master licensees fail to meet their obligations, the Company can terminate their rights or repurchase their territories. Master licensees are subject to various laws and regulations regarding franchising in their territories and are responsible for complying with these laws and regulations.

                        RESTAURANT LOCATION AND DESIGN

   The Company and its area developers often assist franchisees in selecting their restaurant sites. Each franchisee is responsible for selecting restaurant locations acceptable to the Company. Site selection criteria are based on accessibility and visibility of the site and selected demographic factors, including population, residential and commercial density, income, age and traffic patterns. The Company prefers that franchisees select sites to maximize restaurant visibility and sales potential. The table below indicates the mix of restaurant site types over the past five years:

                                          Restaurants Opened
                         Restaurants In         Between        Restaurants In
                         Operation As of  January 1, 1996 and  Operation As of
      Restaurant Type   December 31, 1995  December 31, 2000  December 31, 2000
      ---------------   ----------------- ------------------- -----------------
      Freestanding.....        38.0%              68.4%              57.2%
      End-Cap..........        30.4               18.2               25.2
      In-Line..........        17.0                1.9                8.2
      Other............        14.6               11.5                9.4
                              -----              -----              -----
      Total............       100.0%             100.0%             100.0%
                              =====              =====              =====

   The Company has developed standard restaurant designs and specifications for freestanding and end-cap restaurants which it makes available for use by franchisees. These designs may be adapted to existing restaurants and other retail spaces. Franchisees must obtain the Company's approval before building a new restaurant, which must comply with the Company's standard designs.

                                RESTAURANT COST

   The cost to a franchisee of developing a standard 3,200 square foot Schlotzsky's(R) Deli restaurant with drive-thru is approximately $1,650,000 including land, building, equipment, and fixtures with the largest variable being real estate cost.

                             FRANCHISEE FINANCING

   The Company is not obligated to, and does not intend to, provide financing to franchisees for the costs of developing and opening new restaurants. Both the Company and area developers assist franchisees in obtaining financing by identifying third party financing sources. Certain institutional lenders have designed loan and leasing programs specifically for Schlotzsky's(R) franchisees. The Company has also identified certain Small Business Administration and conventional lenders which have made loans to Schlotzsky's(R) franchisees. No lenders are committed to provide any financing to franchisees and there can be no assurance that franchisees will be able to finance their costs of developing restaurants on suitable terms.

   The Company may from time to time agree to guarantee certain franchisees' obligations to lenders or lessors or subordinate all or a portion of its royalties or notes receivable to the obligations of franchisees on such loans or leases. The guarantees may provide for a limited number of payments or limited time period during which the Company may be required to perform on its guarantee.

   As of December 31, 2000, the Company had guaranteed an aggregate of approximately $30.1 million of franchisee obligations, which is principally comprised of real estate leases and mortgages, as well as equipment leases and other obligations of its franchisees.

                                  PURCHASING

   Franchisees are required to purchase equipment, furniture, merchandising displays, food and other supplies from suppliers approved by the Company. Approximately 80 to 85% of overall purchases of goods used in daily operations by the Schlotzsky's(R) Deli restaurants are available from International Multifoods Corporation, which provides volume discounts based upon systemwide purchases. The Company believes that comparable goods would be available to the Schlotzsky's(R) Deli system at competitive prices from numerous other suppliers.

                     SCHLOTZSKY'S(R) DELI BRANDED PRODUCTS

   The Company has licensed certain manufacturers to produce Schlotzsky's(R) Deli branded meats, cheeses, potato chips and other products. The Company receives licensing fees from these manufacturers based on their sales of branded products to franchisees. While franchisees are not required to purchase branded products, other than the Company's proprietary flour mixes and paper products, the Company believes that most franchisees prefer them because they are of equal or superior quality compared to other brand name products and generally are less expensive than the products available from other approved sources. In addition, some branded products can be sold at restaurants for home consumption, enhancing brand awareness and providing franchisees with additional sales opportunities.

   Since 1999, the Company has also licensed certain branded products for sale outside of the restaurant system. Schlotzsky's(R) Deli brand potato chips, meats, cheeses and condiments are available for distribution in the retail sector. As of December 31, 2000, potato chips are available in the domestic superstore division of one of the world's largest retailers and four regional supermarket chains, and packaged meats and cheese are available in certain locations of a national warehouse club and four regional supermarket chains. The Company is continuing to seek distribution in additional retail outlets and is exploring additional products for inclusion in this program.

                                   MARKETING

   Domestic franchised and Company-owned restaurants contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF"), a non-profit corporation administered by the Company. NAMF funds are used as a production fund to develop and produce radio and television commercials and print advertising for use in national and local marketing, in-store graphics and promotions, and to pay for media space or time. NAMF has developed advertising campaigns for use by franchisees centered around various slogans, such as FUNNY NAME. SERIOUS SANDWICH.(R) NAMF's field marketing representatives coordinate local and regional advertising campaigns and promotions for area developers and franchisees.

   In addition, franchisees are required by the terms of their franchise agreements to spend at least 3% of their restaurant's gross sales on advertising. Effective January 1, 1999, the Company began collecting 1.75% of such 3% for national television advertising provided through Schlotzsky's National Advertising Association, Inc. ("NAA"), a non-profit corporation also administered by the Company. National advertising was initiated during the Spring of 1999. Beginning in 2001, NAA will collect 2% of gross sales and will also provide a national free-standing newspaper insert program along with national television advertising. The remainder of the 3% is spent locally by individual franchisees or by local advertising groups formed in order to maximize the benefits of local advertising for members. Company-owned restaurants contribute to NAA and to local advertising groups on the same basis as franchised restaurants.

                                  COMPETITION

   The food service industry is intensely competitive with respect to concept, price, location, food quality and service. There are many well-established competitors with substantially greater financial strength, market share, media presence, points of distribution and other resources than the Company. Such competitors include a large number of national, regional and local food service companies, including fast food and quick-service restaurants, casual dining restaurants, delicatessens, pizza restaurants and other dining establishments. Some of the Company's competitors have been in business longer than the Company and are better established in markets where Schlotzsky's(R) Deli restaurants are or may be located. The Company believes that it competes for franchisees with franchisors of other restaurants and various concepts.

   Schlotzsky's(R) Deli restaurants compete primarily on the basis of distinctive, high quality food, comfortable atmosphere and convenience. The Company believes that Schlotzsky's(R) Deli restaurants provide the quick service and convenience of fast food restaurants while offering more distinctive food and a more comfortable atmosphere. Pricing is designed so that customers perceive good value (high quality food at reasonable prices), even though Schlotzsky's(R) Deli menu prices are typically higher than certain competitors' prices.

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

                         TRADEMARKS AND TRADE SECRETS

   The Company owns a number of trademarks and service marks registered with the United States Patent and Trademark Office, including the name "Schlotzsky's"(R). The Company has also registered or made application to register trademarks in many foreign countries where master licenses have been granted. The flour and bread recipes and techniques currently used in Schlotzsky's(R) Deli restaurants are based on a modification of the Company's original recipe developed jointly by the Company and Pillsbury Company. The recipes and techniques are protected by the Company and its suppliers as trade secrets. The Company has not sought patent protection for these recipes, and it is possible that competitors could develop bread recipes and baking procedures that duplicate or closely resemble the Company's. The Company considers its trademarks, service marks and trade secrets to be critical to its business and actively defends and enforces them.

                             GOVERNMENT REGULATION

   The Company must comply with regulations adopted by the Federal Trade Commission (the "FTC") and with several state laws that regulate the offer and sale of franchises. The FTC regulations and state laws require that the Company furnish prospective franchisees with a franchise offering circular containing certain prescribed information.

   The Company also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. These laws regulate the franchise relationship, for example, by requiring the franchisor to deal with its franchisees in good faith, by prohibiting interference with the right of free association among franchisees, by regulating discrimination among franchisees with regard to charges, royalties or fees, and by restricting the development of other restaurants within certain proscribed distances from existing franchised restaurants. These laws also restrict a franchisor's rights to terminate a franchise agreement (for example, by requiring "good cause" to exist as a basis for the termination), by requiring the franchisor to give advance notice to the franchisee of the termination and give the franchisee an opportunity to cure any default, and by requiring the franchisor to repurchase the franchisee's inventory or provide other compensation in certain cases. To date, these laws have not precluded the Company from seeking franchisees in any state and have not had a material adverse effect on the Company's franchise operations.

   Each Schlotzsky's(R) Deli restaurant must comply with regulations adopted by federal agencies and with licensing and other rules enforced by state and local health, sanitation, safety, fire and other departments. Difficulty or failure in obtaining the required licenses or approvals can delay and sometimes prevent the opening of a new restaurant.

   Schlotzsky's(R) Deli restaurants must comply with federal and state environmental regulations, such as those promulgated under the Federal Water Pollution Act, Federal Clean Water Act of 1977 and the Federal Resource and Conservation Recovery Act of 1976, but the Company believes that these regulations have not had a material effect on their operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors can delay and sometimes prevent development of new restaurants in particular locations.

   The Company and its franchisees must comply with the Fair Labor Standards Act and various state laws governing various employment matters, such as minimum wages, overtime and other working conditions. Significant numbers of the food service personnel in Schlotzsky's(R) Deli restaurants receive compensation at rates related to the federal minimum wage and, accordingly, increases in the minimum wage increase labor costs at those locations.

   The Company and its franchisees also must comply with the provisions of the Americans with Disabilities Act, which requires that employers provide reasonable accommodation for employees with disabilities and that restaurants be accessible to customers with disabilities.

                                   EMPLOYEES

   As of December 31, 2000, the Company employed 162 full-time equivalent personnel at its corporate headquarters or as field personnel and 779 personnel at Company-owned restaurants. None of the Company's employees is covered by a collective bargaining agreement or is represented by any labor union. The Company believes its relationship with its employees is good.

                          FORWARD-LOOKING STATEMENTS

   This report contains statements that constitute "forward-looking statements," as defined under the federal securities laws. Such statements include, but are not limited to, those related to: the Company's business and growth strategies; new restaurant development; the Company's relationships with its area developers; the future declaration and payment of dividends; the disposition of restaurants held for sale; availability of financing for the Company and its franchisees; expanded distribution of Schlotzsky's(R) Deli branded products; and recruitment of multi-unit operators as franchisees. Forward-looking statements reflect the Company's expectations based on current information. Shareholders and prospective investors are cautioned that actual future results may be materially different because of various risks and uncertainties, including, but not limited to, those identified in this report under the heading "Risk Factors." The Company undertakes no obligation to update any forward-looking statements.

                                 RISK FACTORS

   In addition to the other information contained in this report, the following factors should be considered carefully in evaluating the Company:

   New Restaurant Strategy. During 2000, 32 new Schlotzsky's(R) Deli restaurants were opened. During 1997, 1998 and 1999, the Company and its franchisees opened 120, 107 and 66 stores, respectively. The Company relied primarily upon its franchisees, area developers, the former Turnkey Program, and new geographic markets to accomplish this level of expansion. The Company implemented more stringent criteria in its restaurant site selection process in an effort to increase sales potential at new locations, and it terminated the Turnkey Program in 2000. It is contemplated that these actions will result in fewer openings than were experienced from 1997 to 1999. The number of openings and the performance of new restaurants will depend on various factors, including: the availability of suitable sites for new restaurants; the ability to recruit financially and operationally qualified franchisees; the ability of franchisees to negotiate acceptable lease or purchase terms for new locations, obtain capital required to develop and operate new restaurants, meet construction schedules, and hire and train qualified store personnel; the establishment of brand awareness in new markets; and the ability of the Company to manage this anticipated expansion. Not all of these factors are within the control of the Company, and there can be no assurance that the Company will be able to maintain its growth or that the Company will be able to manage its expanding operations effectively. See "Business--Strategy."

   Reliance on Area Developers. The Company relies on certain area developers along with its own licensing efforts to find qualified franchisees in their areas. Area developers are independent contractors, and are not employees of the Company. Through 1998, most area developer agreements specified a schedule for opening restaurants in the territory covered by the agreement. In 1999 and 2000, the Company eliminated the development schedule for several area developers in connection with the reduction of their rights to receive future franchise fees and royalties. In addition, the Company has agreed in the past to extend or waive development schedules for certain area developers. There can be no assurance that area developers will be able to meet their contractual development schedules. Delays in restaurant openings could adversely affect the future operations of the Company. The Company relies extensively on certain area developers, many of whom do not have experience operating restaurants, to perform quality inspections of restaurants in their territories. The Company provides training and support to area developers, but the quality of restaurant operations may be diminished by their lack of experience. It may be difficult for the Company to enforce or terminate its area development agreements with area developers who fail to meet development schedules or other standards and requirements imposed by the Company, limiting the ability of the Company to develop in the territories of such area developers. See "Business--Franchising."

   During the past four years, 108 of the 325 new restaurants opened were within the territories of only two area developers. As of December 31, 2000, these two area developers held 15 territories having a total of 287 restaurants. As these territories mature, systemwide growth will depend upon more activity in other territories. The Company believes that the concentration of restaurant openings among relatively few area developers is due primarily to the longer tenure of these area developers with the Company and the size and maturity of their territories. As the Company has reacquired territories or reduced the percentage of franchise fees and royalties payable to certain area developers, it has assumed an increasing level of responsibility for recruiting franchisees and providing restaurant opening assistance. In 1999, the Company assumed responsibility for all service requirements in the territories controlled by its largest area developer, as well as all or part of the services performed by several other area developers. Accordingly, its success in several markets will depend on its ability to perform functions it had previously relied on area developers to perform.

   Dependence on Franchising Concept. Because royalties from franchised restaurants are a principal component of the Company's revenue base, the Company's performance depends upon the ability of its franchisees to promote and capitalize upon the Schlotzsky's(R) Deli concept and its reputation for quality and value. The Company believes that the costs to franchisees of opening Schlotzsky's(R) Deli restaurants, including the cost to purchase or lease real estate that meets the Company's site selection criteria, are higher than the restaurant opening costs incurred by franchisees of many of the Company's competitors for franchisees. This necessarily limits the number of persons who are qualified to be franchisees of the Company. The Company has established criteria to use in evaluating prospective franchisees, but there can be no assurance that it, or its area developers, will recruit franchisees who have the business abilities or financial resources necessary to open new Schlotzsky's(R) Deli restaurants on schedule or that franchisees will conduct operations in a manner consistent with the Company's standards. See "Business--Franchising."

   The Company is subject to various state and federal laws relating to the franchisor-franchisee relationship. The failure by the Company to comply with these laws could subject the Company to liability to franchisees and to fines or other penalties imposed by governmental authorities. The Company believes that the franchising industry is experiencing an increasing trend of franchisees filing complaints with state and federal governmental authorities and instituting lawsuits against franchisors claiming that they have engaged in unlawful or unfair trade practices or violated express or implied agreements with franchisees. While the Company's experience is consistent with the trends in the industry, the Company believes that it is in material compliance with these laws and regulations and its agreements with franchisees, and that its relations with its franchisees are generally good. See "Business--Government Regulation" and "Business--Litigation."

   Importance of Schlotzsky's(R) Deli Brand Licensing Fees. During the past four years, the Company's revenue from Schlotzsky's(R) Deli brand licensing fees (brand contribution) has increased significantly as the volume of systemwide sales has increased, terms with certain major suppliers have been renegotiated, and franchisees have increased their participation in the Company's purchasing programs. This revenue is largely dependent upon the voluntary participation of the franchisees. In 1999, Schlotzsky's(R) Deli brand chips became available for retail purchase outside of the restaurant system for the first time in the domestic superstores of one of the world's largest retailers. In addition, in 1999, a new line of Schlotzsky's(R) Deli branded meats, cheeses and condiments began to be marketed in grocery chains in certain markets. The Company will continue to explore other retail channels of distribution for some of its branded products, and anticipates renegotiating the terms of its contracts with some of its suppliers, but there can be no assurance that the Company will achieve any significant or consistent revenue from such sources. See "Business--Schlotzsky's(R) Deli Branded Products."

   The Company believes its purchasing programs provide franchisees with significant cost savings and other advantages. There can be no assurance that the Company's suppliers will not increase prices to franchisees or that franchisees will not negotiate more favorable terms from other approved suppliers. Some franchisees may also object to Schlotzsky's(R) Deli brand licensing fees as a source of revenue to the Company. Any of these developments could result in reduced purchases by franchisees of Schlotzsky's(R) Deli branded products and declining licensing revenue to the Company. This could have a material adverse effect on the financial condition and results of operations of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

   Credit Risk and Contingencies. The Company guarantees certain loans, leases and other obligations of its franchisees. The Company entered into most of these guarantees in connection with sites developed under the former Turnkey Program. The lease guarantees typically cover lease payments and other obligations of the franchisee for a period ranging from 18 months to five years, and are effective throughout the term of the 20-year lease. The Company has guaranteed a limited portion of most of the loans sold to institutional lenders or made directly by such lenders for franchisees who purchased Turnkey Program sites pursuant to the loan financing program which the Company began implementing during 1998. At December 31, 2000, the Company was contingently liable for approximately $32.2 million which is principally comprised of guarantees on real estate leases and mortgages, equipment leases and loans of franchisees and others. See "Business--Franchisee Financing."

   The Company charges area developers and master licensees a fee ("developer fee") for the rights to develop a defined territory. Typically, a portion of the developer fee has been paid in cash and the balance paid with a promissory note. As of December 31, 2000, the Company held notes receivable from area developers and master licensees in an aggregate principal amount of approximately $3.5 million. In addition, at December 31, 2000, there was $2.2 million of deferred revenue related to sales of these rights. The Company also holds notes receivable from certain franchisees related to the sale of Company-owned restaurants and certain other obligations. As of December 31, 2000, the outstanding principal amount of these notes was approximately $10.4 million. While the Company considers it unlikely that there will be defaults on a significant amount of the notes described above, such defaults could adversely affect the Company's financial condition. Parties controlled by or related to directors, officers and principal shareholders of the Company have provided financing to certain area developers and master licensees and have guaranteed obligations of certain area developers and master licensees to the Company. See "Business--Franchising-- Area Developers," "Business--Franchising--International Master Licensees" and
Note 16 to the Consolidated Financial Statements.

   A wholly owned subsidiary of the Company is the general partner of a limited partnership that owns a retail shopping center in the Austin area. The Company has guaranteed the repayment of a loan for this project in the principal amount of approximately $2 million due in October 2009. The Company does not exercise control over the partnership and does not consider its investment in the retail shopping center to represent a separate line of business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

   Limited Operating History of Standard Designs. Over the past several years, the Company has refined its restaurant designs and currently encourages franchisees to develop larger, freestanding restaurants with higher visibility on superior sites. This has increased the costs to franchisees of opening and operating restaurants. The Company and franchisees have a limited history of operating these restaurants, and results achieved to date may not be indicative of future results. There can be no assurance that, on a sustained basis, the Company will be able to attract and retain franchisees qualified to assume the increased debt and the management responsibility associated with the larger operations. See "Business--Strategy" and "Business--Restaurant Cost."

   Geographic Concentration. Of the 711 restaurants in the Schlotzsky's(R) Deli system at December 31, 2000, 201 were located in Texas. A downturn in the regional economy or other significant adverse events in Texas could have a material adverse effect on the Company's financial condition and results of operations.

   Certain Factors Affecting the Restaurant Industry. The Company and its franchisees may be affected by risks inherent in the restaurant industry, including: adverse changes in national, regional or local economic or market conditions; increased costs of labor (including increases in the minimum wage); increased costs of food products; limited alternative uses for properties and equipment; changing consumer tastes, habits and spending priorities; changing demographics; the cost and availability of insurance coverage; uninsured losses; changes in government regulation; changing traffic patterns; weather conditions; and health and safety matters. The Company and its franchisees may be subject to litigation based on allegations of discrimination, personal injury or other claims, including claims which may be based upon legislation that imposes liability on restaurants or their employees for injuries or damages caused by the negligent service of alcoholic beverages to an intoxicated person or to a minor. The Company can also be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues or allegations resulting from one restaurant or a limited number of restaurants in the Schlotzsky's(R) Deli system or in other restaurant chains. None of these factors can be predicted with any degree of certainty, and any one or more of these factors could have a material adverse effect on the Company's financial condition and results of operations.

   Competition. The food service industry is intensely competitive with respect to concept, price, location, food quality and service. There are many well-established competitors with substantially greater financial and other resources than the Company. These competitors include a large number of national, regional and local food service companies, including fast food and quick service restaurants, casual dining restaurants, delicatessens, pizza restaurants and other convenience dining establishments. Some of the Company's competitors have been in business longer than the Company and may be better established in markets where Schlotzsky's(R) Deli restaurants are or may be located. The Company believes that it competes for franchisees with franchisors of other restaurants and various concepts.

   Competition in the food service industry is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability, local competitive factors and increases in the number and intensity of competitors. The Company and its area developers assist franchisees in managing or adapting to these factors, but no assurance can be given that some or all of these factors will not adversely affect some or all of the franchisees. See "Business--Competition."

   Control by Principal Shareholders. As of December 31, 2000, John C. Wooley and Jeffrey J. Wooley (who are officers and directors of the Company) beneficially owned an aggregate of approximately 12.8% of the outstanding Common Stock. Additionally, Greenfield Capital Partners B.V. and NethCorp Investments VI B.V., entities of which Floor Mouthaan (a director of the Company) is the managing director, beneficially owned an aggregate of 5.5% of the outstanding Common Stock. As a result, these shareholders, if they were to act in concert, would have the ability to influence the outcome of any issue submitted to a vote of the shareholders. To the Company's knowledge, there are no agreements or understandings among these shareholders regarding the voting of their shares, but to date they have voted consistently on matters submitted to a vote of the shareholders.

   Dependence on Management and Key Personnel. The Company's success is highly dependent upon the efforts of its management and key personnel, including its Chairman of the Board, President and Chief Executive Officer, John C. Wooley. The Company has employment agreements with John C. Wooley and Jeffrey J. Wooley, which include certain noncompetition provisions that survive the termination of employment. The employment agreements were amended and restated effective January 1, 2001, and will automatically extend for rolling four-year terms. The Company also has employment agreements with several other members of management and key personnel, which include noncompetition provisions. However, there can be no assurance such noncompetition agreements will be enforceable in any particular situation. The loss of the services of John C. Wooley or other management or key personnel could have a material adverse effect on the Company. The Company does not carry key man life insurance on any of its officers. See "Directors and Executive Officers of the Registrant."

   Government Regulation. The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to food preparation, and zoning and building requirements. The Company and its area developers and franchisees are also subject to laws governing their relationships with employees, including wage and hour laws, and laws and regulations relating to working and safety conditions and citizenship or immigration status. The Company's franchise operations are subject to regulation by the United States Federal Trade Commission and the Company must also comply with state laws relating to the offer, sale, renewal and termination of franchises. The failure to obtain or maintain approvals to sell franchises could adversely affect the Company. Increases in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect the Company and its franchisees. See "Business--Government Regulation."

   Absence of Dividends. The Company has never paid cash dividends on its Common Stock and does not have current plans to do so.

   Volatility of Stock Price. There have been periods of significant volatility in the market price and trading volume of the Company's Common Stock, which in many cases were unrelated to the operating performance of, or announcements concerning, the Company. General market price declines or market volatility in the future could adversely affect the price of the Common Stock. In addition, the trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, changes in management, competitive factors, regulatory changes, general trends in the industry, recommendations by securities industry analysts and other events or factors. This volatility has been exacerbated by the low volume of public trading in the Common Stock. There can be no assurance that an adequate trading market can be maintained for the Common Stock.

   As of December 31, 2000, the Company had 7,433,342 shares of Common Stock outstanding. A substantial number of shares may become available for sale in the public market at various times. No predictions can be made as to the effect, if any, that market sales or the availability of shares for future sale will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through a public offering of equity securities.

   Subsequent to December 31, 2000, the Company awarded approximately 435,000 options to purchase Common Stock to employees and directors. A warrant for 30,000 shares of Common Stock was issued in connection with a financing and commitments were made to award an additional 250,000 options to purchase Common Stock in connection with employment contracts.

   Anti-Takeover Provisions. The Texas Business Combination Law restricts certain transactions between a public corporation and affiliated shareholders. The statute may have the effect of inhibiting a non-negotiated merger or other business combinations involving the Company.

   The Company's Articles of Incorporation and Bylaws include certain provisions that may have the effect of discouraging or delaying a change in control of the Company. Directors are elected to staggered three-year terms, which has the effect of delaying the ability of shareholders to replace specific directors or effect a change in a majority of the Board of Directors. The Bylaws provide that a director may only be removed for cause by vote of the holders of at least two-thirds of the shares present in person or by proxy at a meeting of shareholders called expressly for that purpose. All other shareholder action must be effected at a duly called annual or special meeting and shareholders must follow an advance notification procedure for certain shareholder proposals and nominations to the Board of Directors.

   The Board of Directors has the authority, without further action by the shareholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, and to issue additional authorized, unissued shares of Common Stock. The issuance of Preferred Stock or additional shares of Common Stock could adversely affect the voting power of the Common Stockholders and could have the effect of delaying, deferring or preventing a change in control of the Company. The issuance of Preferred Stock may have other adverse effects on Common Stockholders, including creation of a preference upon liquidation or the payment of dividends in favor of the holders of Preferred Stock.

   The Board of Directors has adopted a Shareholders' Rights Plan and approved a dividend of one Right for each share of Common Stock outstanding. Under the plan, each shareholder of record is deemed to have received one Right for each share of Common Stock held. Initially, the Rights are not exercisable and automatically trade with the Common Stock. There are no separate Rights certificates at this time. Each Right entitles the holder to purchase one one-hundredth of a share of Company Class C Series A Junior Participating Preferred Stock for $75.00 (the "Exercise Price"). The Rights separate and become exercisable upon the occurrence of certain events, such as an announcement that an "acquiring person" (which may be a group of affiliated persons) beneficially owns, or has acquired the rights to own, 20% or more of the outstanding Common Stock, or upon the commencement of a tender offer or exchange offer that would result in an acquiring person obtaining 20% or more of the outstanding shares of Common Stock. Upon becoming exercisable, the Rights entitle the holder to purchase Common Stock with a value of $150 for $75. Accordingly, assuming the Common Stock had a per share value of $75 at the time, the holder of a right could purchase two shares for $75. Alternatively, the Company may permit a holder to surrender a Right in exchange for stock or cash equivalent to one share of Common Stock (with a value of $75) without the payment of any additional consideration. In certain circumstances, the holders have the right to acquire common stock of an acquiring company having a value equal to two times the Exercise Price of the Rights. The Rights have certain anti-takeover effects. The Rights would cause substantial dilution to an acquiring person. Accordingly, the existence of the Rights may deter certain acquirers from making takeover proposals or tender offers.

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

   In December 1999, the Company entered into a Credit Agreement with Wells Fargo Bank (Texas) N.A., as agent for a group of lenders. Under the Credit Agreement, the acquisition of beneficial ownership of more than 33% of the outstanding stock of the Company by a person or group of related persons constitutes a default, resulting in the possible acceleration of outstanding indebtedness.

   Stock Repurchase Program. In January 2001, the Board of Directors increased the existing authorization to repurchase shares of the Company's outstanding Common Stock to 1,000,000 shares. Subsequent to January 1, 2001, and through March 14, 2001, the Company has repurchased 102,500 shares at a total cost of approximately $380,000. There can be no assurance that the Company will repurchase shares of Common Stock in the future.

ITEM 2. PROPERTIES

   The Company leases its corporate headquarters facility in Austin from a company owned by John C. Wooley and Jeffrey J. Wooley. This lease will expire in 2007. The facility consists of approximately 41,000 square feet of office and storage space.

   The Company operates 29 restaurants in 11 states. Thirteen of these restaurants are in the Company's portfolio of restaurants to be operated for the long term. Of these units, 12 are in Texas and one is in Georgia. The remaining 16 restaurants are considered held for sale. These locations include four in Georgia, three in Texas and one each in Alabama, Utah, Mississippi, Arizona, Illinois, New Mexico, Tennessee, Kentucky and New York. The properties consist of land, building, leasehold improvements, and restaurant equipment. The equipment is typically owned, and the land and building are either owned or leased.

   In addition, the Company has certain excess undeveloped or partially developed real estate held for sale.

   Schlotzsky's Real Estate, Inc., a wholly-owned subsidiary of the Company, is the 1% general partner of a limited partnership which owns a 17,600 square foot shopping center in suburban Austin. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

   Lone Star Ladies Investment Club, a Texas general partnership, Ronald Traub, Mark Balius, Joseph Casano, Wilford A. Grimes, Frank A. Quiriconi, Ralph Casey, on Behalf of Themselves and All Others Similarly Situated v. Schlotzsky's, Inc., John C. Wooley, Jeffrey J. Wooley, John M. Rosillo, and Monica Gill, (Case No. A-98CA-550-JN), was filed on February 8, 1999, amending and consolidating four cases previously filed. The Defendants include the Company and certain of its officers, directors, a former officer, Monica Gill, and a former director, John M. Rosillo. Directors Azie Taylor Morton and Raymond Rodriguez, originally named in the initial cause, were omitted as Defendants in the Consolidated Amended Complaint. The Plaintiffs alleged, on behalf of themselves and all other purchasers of Schlotzsky's common stock during the period of April 29, 1997 through April 5, 1998, that they were entitled to certain remedies under the Securities Act of 1933 and the Securities Exchange Act of 1934. Specifically, the Plaintiffs alleged that the Defendants inflated Schlotzsky's stock price by issuing false and misleading financial statements and press releases concerning Schlotzsky's revenues, income, and earnings in order for Schlotzsky's to issue, and for the individual Defendants to sell, their common stock at a premium. Plaintiffs sought unspecified compensatory damages, with interest, plus attorneys' fees and costs. The Company and the other defendants filed a Motion to Dismiss for Failure to State a Claim, which was granted, with prejudice, on August 5, 1999. The lower court also denied Plaintiffs' motion for leave to file their amended complaint. Plaintiffs filed their Notice of Appeal on or about September 28, 1999 with the U.S. Court of Appeals, Fifth Circuit. On January 9, 2001, the Court of Appeals reversed the decision of the District Court to deny leave to file the amended complaint and remanded the case with instructions to grant leave to file the same. Consequently, the District Court entered an order granting Plaintiffs leave to file an amended complaint pursuant to the Fifth Circuit's mandate, which was filed on March 5, 2001. The Company and all of the other Defendants will vigorously defend against this action.

   The Company is subject to routine litigation in the ordinary course of business, including contract, franchisee, area developer and employment-related litigation. In the course of enforcing its rights under existing and former franchise agreements and area developer agreements, the Company is subject to complaints and letters threatening litigation concerning the interpretation and application of these agreements including references to administration of the advertising funds, default or termination of franchisees or area developers, requirements or payments relating to products used in the restaurants (such as Schlotzsky's(R) Deli brand licensing fees), and the former Turnkey Program. None of these routine matters, individually or in the aggregate, are believed by the Company to be material to its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, no par value, and 1,000,000 shares of Class C Preferred Stock, no par value. The Company's Common Stock is traded on the Nasdaq National Market under the Symbol "BUNZ". As of March 14, 2001, 7,338,663 shares of outstanding Common Stock were owned by approximately 5,200 beneficial owners constituting 272 shareholders of record.

   The following table shows for the Company's Common Stock in each fiscal quarter in the last two years the highest and lowest sales price (reflecting actual transactions reported by Nasdaq).

                                                                   Sales Prices
                                                                   -------------
                                                                    High   Low
                                                                   ------ ------
      Fiscal 1999
        First Quarter............................................. $13.31 $10.00
        Second Quarter............................................  12.50  10.06
        Third Quarter.............................................  12.25   7.63
        Fourth Quarter............................................   8.25   6.00


      Fiscal 2000
        First Quarter............................................. $ 9.00 $ 5.75
        Second Quarter............................................   6.75   5.00
        Third Quarter.............................................   6.00   3.38
        Fourth Quarter............................................   4.88   2.06

   The Company has never paid and has no current plans to pay cash dividends on its Common Stock. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future prospects, financing restrictions and other factors deemed relevant by the Board of Directors.

   On December 18, 1998, the Board of Directors adopted resolutions regarding the designation, preferences, and rights of Class C Series A Junior Participating Preferred Stock in connection with the adoption of a Shareholders' Rights Plan. See "Risk Factors--Anti-Takeover Provisions."

   The Transfer Agent and Registrar for the Company's Common Stock is Computershare Investor Services, LLC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The historical consolidated financial data as of and for the years ended December 31, 2000, 1999 and 1998 have been derived from the audited consolidated financial statements of the Company, included elsewhere herein. The balance sheet data and statement of operations data as of and for the years ended December 31, 1997 and 1996 have been derived from the Company's audited financial statements not included or incorporated herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere in this report.

                                      Fiscal Years Ended December 31,
                                 ---------------------------------------------
                                   2000      1999     1998     1997     1996
                                 --------  --------  -------  -------  -------
                                   (In thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenue:
 Royalties.....................  $ 22,478  $ 21,547  $18,885  $14,561  $10,747
 Franchise fees................       511       843    1,365    1,555    1,775
 Developer fees (1)............       740     1,058      270      325    1,993
 Restaurant sales (2)..........    25,738    18,533    9,200    6,186    3,518
 Brand contribution............     7,142     6,173    4,003    2,915    1,295
 Other fees and revenue (2)....     2,566     3,254    9,604    2,444    1,426
                                 --------  --------  -------  -------  -------
    Total revenue..............    59,175    51,408   43,327   27,986   20,754
                                 --------  --------  -------  -------  -------
Operating expenses:
 Service costs:
  Royalties....................     5,295     6,601    7,226    5,373    3,791
  Franchise fees...............       216       389      697      813      959
                                 --------  --------  -------  -------  -------
                                    5,511     6,990    7,923    6,186    4,750
                                 --------  --------  -------  -------  -------
 Restaurant operations:
  Cost of sales (2)............     7,353     5,457    3,043    1,952    1,144
  Labor costs (2)..............    10,693     7,374    3,976    2,493    1,424
  Operating expenses (2).......     5,661     4,233    2,627    1,952    1,040
                                 --------  --------  -------  -------  -------
                                   23,707    17,064    9,646    6,397    3,608
                                 --------  --------  -------  -------  -------
 Equity loss on investment.....        55       --       --       --       --
                                 --------  --------  -------  -------  -------
 General and administrative
  (2)..........................    27,865    18,078   15,831    7,938    6,975
                                 --------  --------  -------  -------  -------
 Depreciation and amortization
  (2)..........................     3,771     3,186    2,007    1,155      779
                                 --------  --------  -------  -------  -------
    Total operating expenses...    60,909    45,318   35,407   21,676   16,112
                                 --------  --------  -------  -------  -------
  Income (loss) from
   operations..................    (1,734)    6,090    7,920    6,310    4,642
Other:
  Interest income..............     2,265     3,097    2,296    1,050      786
  Interest expense.............    (3,586)   (2,316)    (281)    (297)    (331)
                                 --------  --------  -------  -------  -------
Income (loss) before income
 taxes and cumulative effect of
 change in accounting
 principle.....................    (3,055)    6,871    9,935    7,063    5,097
  Provision (credit) for income
   taxes.......................      (744)    2,525    3,729    2,614    1,902
                                 --------  --------  -------  -------  -------
Net income (loss) before
 cumulative effect of change in
 accounting principle..........    (2,311)    4,346    6,206    4,449    3,195
  Cumulative effect of change
   in accounting principle, net
   of tax (1)..................       --     (3,820)     --       --       --
                                 --------  --------  -------  -------  -------
Net income (loss)..............  $ (2,311) $    526  $ 6,206  $ 4,449  $ 3,195
                                 ========  ========  =======  =======  =======
Earnings per share--basic,
 before cumulative effect......  $  (0.31) $   0.59  $  0.84  $  0.74  $  0.58
Earnings per share--basic......  $  (0.31) $   0.07  $  0.84  $  0.74  $  0.58
Earnings per share--diluted,
 before cumulative effect......  $  (0.31) $   0.58  $  0.82  $  0.71  $  0.57
Earnings per share--diluted....  $  (0.31) $   0.07  $  0.82  $  0.71  $  0.57
Consolidated Balance Sheet
 Data:
Working capital................  $ 15,224  $ 16,606  $26,224  $42,563  $13,515
Total assets...................   112,004   132,759  104,228   79,521   40,979
Long-term debt, less current
 maturities....................    26,251    21,275    9,219    1,936    3,129
Stockholders' equity...........    72,522    74,735   73,963   66,991   32,312

- --------
(1) Effective January 1, 1999, the Company implemented a change in accounting principle regarding revenue recognition of developer fees. See Notes to Consolidated Financial Statements.
(2) The amounts shown for 1999, 1998, 1997 and 1996 differ from those previously reported for the respective years. The amounts originally reported have been reclassified to reflect changes in the current year classification of certain revenues and expenses by the Company as discussed in Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   OVERVIEW

   The Company derives its revenue from several sources: royalties, franchise fees, developer fees (consisting of area developer and master licensee fees), Company-owned restaurant sales, brand contribution (Schlotzsky's(R) Deli branded products), and other franchise-related activities.

   During 2000, the Company conducted a strategic review of its business, particularly its approach to new restaurant development. Since 1995, the Company has been focusing on the development of larger, freestanding restaurants. This strategy had been effective in producing growth for the Schlotzsky's(R) Deli system, with an approximate 180% increase in systemwide sales from $142.5 million in 1995 to $400.3 million in 1999 and an approximate 42% increase in average weekly unit sales from $386,000 in 1995 to $550,000 in 1999.

   The Company had implemented its Turnkey Program to support this growth. The Turnkey Program identified and developed sites and constructed restaurants to be sold to prospective franchisees. Because qualified franchisees were sometimes not licensed or financed for these sites before construction was completed, the Company opened and operated certain completed restaurants until they could be financed and sold to qualified franchisees. As a result, the Company incurred significant investments in sites under development, real estate and restaurants held for sale, and notes receivable for construction and permanent mortgage financing related to these Turnkey projects, as well as continuing financial involvement as a result of guarantees of leases and mortgage loans. This exposed the Company to significant real estate development and credit risks. In addition, the impact of the sporadic nature of the completion of the sale and financing of the projects contributed to volatility of the Company's earnings.

   Based on this strategic review, the Company terminated the Turnkey Program during the Second Quarter of 2000, although certain projects in process will be completed. After June 30, 2000, the Company intends to develop sites only if either the Company wants to operate a Company-owned restaurant on the site or a qualified franchisee has obtained third-party financing to acquire, build and open the site as a Schlotzsky's(R) Deli restaurant.

   Based on this significant change in restaurant development strategy, the Company conducted a review of all Turnkey related assets to identify those which did not qualify under the revised restaurant development strategy. The Company decided to abandon certain pre-development sites, to reduce certain asset valuations to the proceeds expected to be realized upon their orderly sale or liquidation and to establish reserves for collectibility of certain notes and accounts receivable. As a result of these actions, a non-cash, pre-tax charge of approximately $5,340,000 was recorded in the Second Quarter of 2000.

   As a result of the termination of the Turnkey Program, certain reclassifications have been made to the consolidated financial statements for the periods prior to and including the Second Quarter of 2000 to correspond with the presentation used for the year ended December 31, 2000.

   The following table sets forth (i) the percentage relationship to total revenue of the listed items included in the Company's consolidated statements of operations, except as otherwise indicated, and (ii) selected restaurant data.

                                         Fiscal Years Ended December 31,
                                         ------------------------------------
                                            2000         1999         1998
                                         ----------   ----------   ----------
Consolidated Statement of Operations
 Data:
Revenue:
 Royalties..............................       38.0 %       41.9 %       43.6 %
 Franchise fees.........................        0.9          1.6          3.2
 Developer fees.........................        1.3          2.1          0.6
 Restaurant sales.......................       43.5         36.1         21.2
 Brand contribution.....................       12.1         12.0          9.2
 Other fees and revenue.................        4.2          6.3         22.2
                                         ----------   ----------   ----------
   Total revenue........................      100.0        100.0        100.0
                                         ----------   ----------   ----------
Operating expenses:
 Service costs:
  Royalties (1).........................       23.6         30.6         38.3
  Franchise fees (2)....................       42.2         46.1         51.1
 Restaurant operations:
  Cost of sales (3).....................       28.6         29.4         33.1
  Labor costs (3).......................       41.5         39.8         43.2
  Operating expenses (3)................       22.0         22.8         28.6
 Equity loss on investment..............        0.1          --           --
 General and administrative.............       47.1         35.2         36.5
 Depreciation and amortization..........        6.4          6.2          4.6
   Total operating expenses.............      102.9         88.2         81.7
                                         ----------   ----------   ----------
  Income (loss) from operations.........       (2.9)        11.8         18.3
Other:
  Interest income.......................        3.8          6.0          5.3
  Interest expense......................       (6.1)        (4.5)        (0.6)
                                         ----------   ----------   ----------
   Total other..........................       (2.3)         1.5          4.7
                                         ----------   ----------   ----------
   Income (loss) before income taxes and
    cumulative effect of
    change in accounting principle......       (5.2)        13.3         23.0
Provision (credit) for income taxes.....       (1.3)         4.9          8.6
                                         ----------   ----------   ----------
Income (loss) before cumulative effect
 of change in accounting principle......       (3.9)%        8.4 %       14.4 %
Cumulative effect of change in
 accounting principle, net of tax.......        --          (7.4)%        --
                                         ----------   ----------   ----------
Net income (loss).......................       (3.9)%        1.0 %       14.4 %
                                         ==========   ==========   ==========

Restaurant Data:
 Systemwide sales (in thousands) (4).......... $429,400   $400,300   $348,500
 Change in same store sales (5)...............      4.1 %      2.8 %      3.1 %
 Weighted average annual store sales (6)...... $594,000   $550,000   $503,000
 Weighted average weekly store sales, by
  restaurant type (6) (7):
   Freestanding............................... $ 13,102   $ 12,266   $ 11,404
   End-cap.................................... $  9,589   $  8,879   $  8,482
   In-line.................................... $  8,555   $  7,710   $  7,251
   Other...................................... $  8,734   $  8,239   $  7,385
    Total..................................... $ 11,425   $ 10,579   $  9,671
 Change in total weighted average weekly store
  sales (8)...................................      8.0 %      9.4 %     10.5 %
 Restaurants opened:
  Domestic-
   Freestanding...............................       21         50         87
   Other......................................        5          9         16
   Reopenings.................................       27         12         16
                                               --------   --------   --------
    Total domestic openings...................       53         71        119
  International...............................        6          7          4
                                               --------   --------   --------
     Total openings...........................       59         78        123
 Restaurants closed...........................      (91)       (61)       (54)
                                               --------   --------   --------
     Net unit change..........................      (32)        17         69
                                               ========   ========   ========
 Restaurants operating at end of year.........      711        743        726
                                               ========   ========   ========

- --------
(1) Expressed as a percentage of royalties.
(2) Expressed as a percentage of franchise fees.
(3) Expressed as a percentage of restaurant sales.
(4) In thousands. Includes sales for all restaurants, including Company-owned and franchised, as reported by franchisees or derived by the Company from other data reported by franchisees.
(5) Same store sales are based upon restaurants which were open for the entire period indicated and for at least eighteen months as of the end of the corresponding prior period, including restaurants which were temporarily closed and reopened within six months.
(6) In actual dollars (rounded in the case of average annual store sales).
(7) Freestanding restaurants include all freestanding restaurants, including the standard 3,200 square foot design; end-cap restaurants are restaurants in a shopping center at the end of the building; in-line restaurants are restaurants in a shopping center with tenants on both sides; and other restaurants include downtown, airport and other locations.
(8) Percentage change in weighted average weekly store sales from previous fiscal year.

                             RESULTS OF OPERATIONS

Fiscal Year 2000 Compared to 1999

   REVENUE. Total revenue increased 15.1% from $51,408,000 to $59,175,000.

   ROYALTIES increased 4.3% from $21,547,000 to $22,478,000. Royalty growth was driven by a 7.3% increase in systemwide sales. Systemwide sales increased due to an 8.0% increase in average weekly store sales, reflecting a continued shift to the larger restaurant format, a 4.1% increase in same store sales and the opening of 59 restaurants, offset by the closing of 91 restaurants. Royalties grew more slowly than systemwide sales primarily due to an increase in the proportion of systemwide sales generated by royalty exempt corporate-owned restaurants from 4.6% to 5.9% of systemwide sales from 1999 to 2000.

   FRANCHISE FEES decreased 39.4% from $843,000 to $511,000. This decrease was a result of fewer restaurant openings during 2000, as compared to 1999. The reduced number of openings is principally the result of the Company's increasing emphasis on superior site selection and on more highly qualified and better capitalized franchisees and the cancellation of the former Turnkey Program in mid-2000.

   DEVELOPER FEES decreased 30.0% from $1,057,000 to $740,000. Developer fees reported for the year are attributable to recognition of deferred revenue from transactions which occurred in prior years. In 2000, the Company deferred the amortization into income of deferred revenue for certain underperforming international master licensees and area developers to the extent of uncollected notes receivable.

   RESTAURANT SALES increased 38.9% from $18,533,000 to $25,738,000. This increase was attributable to a full year impact of Company-owned restaurants added during 1999 and the addition of six restaurants to the Company portfolio during 2000. In the future, it is contemplated that several more Company-owned restaurants will be developed, operated and maintained by the Company, but that the total number of Company units will remain at a small percentage of the franchise system. As of December 31, 2000, there were 29 Company-owned restaurants, compared to 23 at December 31, 1999, of which 16 and 11, respectively, were restaurants held for sale.

   SCHLOTZSKY'S(R) DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 15.7% from $6,173,000 to $7,142,000. The increase was the result of the increasing volume of systemwide sales, as well as more favorable terms with certain major suppliers. Sales of Schlotzsky's(R) Deli branded products through retail channels of distribution accounted for 4.5% of brand contribution in 2000, up 88% from 2.4% in 1999.

   OTHER FEES AND REVENUE decreased 21.1% from $3,254,000 to $2,566,000. This change was primarily due to a $858,000 decline in revenue generated by the former Turnkey Program, which was cancelled in mid-2000.

   OPERATING EXPENSES. ROYALTY SERVICE COSTS decreased 19.8% from $6,601,000 to $5,295,000, and as a percentage of royalties declined from 30.6% to 23.6%. This decrease reflects the impact of the reacquisition and reduction of certain area developers' interests in royalties during 1999. Also contributing to the decline in service cost, the Company assumed in the Fourth Quarter of 1999 territory management responsibility for its largest area developer in conjunction with an option to buy its territories (exercisable until June 30, 2002). Under this agreement, as amended, net service costs associated with this territory were reduced to 1% of restaurant sales effective October 31, 1999, and escalate to 2% by June 30, 2002, versus the prior 2.5% rate. The Company may reacquire all or portions of the rights and obligations of certain area developers as opportunities become available and the economics of the transactions are appropriate.

   RESTAURANT COST OF SALES, which consists of food, beverage and paper costs, increased 34.7% from $5,457,000 to $7,353,000, but as a percentage of restaurant sales decreased from 29.4% to 28.6% for 2000, as compared to 1999. RESTAURANT LABOR COSTS increased 45.0% from $7,374,000 to $10,693,000, and as a percentage of restaurant sales increased from 39.8% to 41.5%. RESTAURANT OPERATING EXPENSES increased 33.7% from $4,233,000 to $5,661,000, but as a percentage of restaurant sales decreased from 22.8% to 22.0% for 2000, as compared to 1999. The decreases as a percentage of restaurant sales of restaurant cost of sales and restaurant operating expenses are primarily due to increased operational efficiencies and cost controls. The increase in restaurant labor cost as a percentage of restaurant sales is primarily due to increased pre-opening training costs for a larger number of new restaurants this year compared to last year and provision of health insurance benefits to hourly employees. On an overall basis, costs as a percentage of sales are higher at restaurants held for sale, and the proportion of restaurants held for sale to total Company-owned restaurants is higher this year than last year.

   EQUITY LOSS ON INVESTMENT represents the Company's 50% interest in a limited liability corporation which operates a Schlotzsky's Deli restaurant. Fiscal year 2000 was the first year of operations for this entity.

   GENERAL AND ADMINISTRATIVE EXPENSES increased 54.1% from $18,078,000 to $27,865,000, and as a percentage of total revenue increased from 35.2% in 1999 to 47.1% in 2000. The increases were due primarily to a non-cash charge of $5,430,000 in the Second Quarter of 2000 related to the cancellation of the Turnkey Program; increases of approximately $1,800,000 in salaries and benefits due to increased salaries and a higher average headcount during the year (although by yearend headcount was below the beginning of the year); an increase of approximately $900,000 in provisions for uncollectible accounts and impaired assets; and increases in other general and administrative expenses including travel, legal, professional and insurance.

   DEPRECIATION AND AMORTIZATION increased 18.4% from $3,186,000 to $3,771,000, and as a percentage of revenue increased from 6.2% to 6.4%. The increases were principally due to amortization of intangibles acquired in 1999 and 2000, such as area developer territories and certain franchise rights, and depreciation related to the additional restaurants the Company was operating during the year.

   INTEREST INCOME decreased 26.9% from $3,097,000 to $2,265,000. This decrease was a result of a lower level of funds outstanding in the form of mortgages and interim construction financing under the Turnkey Program as well as a decline in receivables associated with the sale of development rights.

   INTEREST EXPENSE increased 54.8% from $2,316,000 to $3,586,000. This increase was the result of a larger average level of debt outstanding during the current year, higher interest rates and debt related bank fees, partially offset by capitalized interest of approximately $200,000 on construction projects.

   CREDIT FOR INCOME TAXES reflected a combined federal and state effective tax benefit rate of 24.4% for 2000, which was lower than the effective combined tax rate of 36.8% for 1999 due to certain state taxes being based in part on factors other than income. The Company's applied federal tax rate remained constant at 34.0% during 2000.

Fiscal Year 1999 Compared to 1998

   REVENUE. Total revenue increased 18.7% from $43,327,000 to $51,408,000.

   ROYALTIES increased 14.1% from $18,885,000 to $21,547,000. This increase was due to the full year impact of restaurants opened in 1998 and the addition of 66 new restaurants opened during 1999. Also contributing to the increase was the growing influence of larger freestanding restaurants with higher visibility, a 9.4% increase in average weekly sales and a 2.8% increase in same store sales. In addition, this increase is related to the 14.9% increase in systemwide sales. Royalties increased at a lower rate during 1999 than 1998, primarily due to 61 closings which occurred during 1999. The majority of closings tended to be underperforming restaurants. In addition, the Company's first national television advertising campaign was completed in 1999, impacting sales for the system.

   FRANCHISE FEES decreased 38.2% from $1,365,000 to $843,000. This decrease was a result of 41 fewer openings during 1999, as compared to 1998. The fewer number of openings is principally the result of the Company's increasing emphasis on superior site selection for larger, freestanding restaurants with higher visibility and on more highly qualified and better capitalized franchisees.

   DEVELOPER FEES increased 291.5% from $270,000 to $1,057,000. While the level of developer transactions increased, developer fees reported for the year are primarily attributable to recognition of deferred revenue from transactions which occurred in prior years due to the change in accounting principle. As a result of the change, developer fees are now being recognized over the term of the development schedules.

   RESTAURANT SALES increased 101.5% from $9,200,000 to $18,533,000. This increase was attributable to the full year impact of Company-owned restaurants added during 1998 and the addition of five restaurants to the Company portfolio during 1999.

   SCHLOTZSKY'S(R) DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 54.2% from $4,003,000 to $6,173,000. The increase was the result of more favorable terms with certain major suppliers than terms in place in the prior year, as well as the increasing volume of systemwide sales and greater franchisee participation in the Company's purchasing programs. In addition, sales of branded products through alternative channels of distribution was greater than it had been in previous years, but still constituted less than 2.4% of the fees recognized in 1999.

   OTHER FEES AND REVENUE decreased 66.1% from $9,604,000 to $3,254,000. This change was primarily due to a $6,627,000 decline in revenue associated with the former Turnkey Program which was discontinued in 2000. Turnkey revenue declined due to the Company placing less emphasis on generating margin on the transactions completed. In addition, in 1998, $2,102,000 of the revenue was related to transactions completed in 1997 but on which revenue recognition was deferred until 1998 involving certain lease guarantees which were terminated in 1998. The decline in Turnkey revenue was partially offset by an increased level of supplier contributions to the Company's annual convention held in June 1999, and a one-time gain on the sale of the Company's limited partnership interest in an entity that owns a small shopping center in suburban Austin, Texas.

   OPERATING EXPENSES. ROYALTY SERVICE COSTS decreased 8.6% from $7,225,000 to $6,601,000, and as a percentage of royalties declined from 38.3% to 30.6%. This decrease reflects the partial impact of the reacquisition and reduction of certain area developers' interests in royalties during 1999 and the assumption in 1999 of territory management responsibility for the Company's largest area developer in conjunction with an option to buy its territories (exercisable until June 30, 2002). Under this option agreement, as amended, net service costs associated with this territory were 1.0% of royalties effective October 31, 1999, and escalate to 2.0% by June 30, 2002, versus the former 2.5% rate.

   RESTAURANT COST OF SALES, which consists of food, beverage and paper costs, increased 79.4% from $3,042,000 to $5,457,000, but as a percentage of restaurant sales decreased from 33.1% to 29.4%. RESTAURANT LABOR COSTS increased 85.5% from $3,976,000 to $7,374,000, but as a percentage of restaurant sales decreased from 43.2% to 39.8%. RESTAURANT OPERATING EXPENSES increased 61.1% from $2,627,000 to $4,233,000, but as a percentage of restaurant sales decreased from 28.6% to 22.8% for 1999, as compared to 1998. These percentage decreases were primarily due to operational efficiencies experienced and cost controls implemented in the management of the Company-owned restaurants. The decreases are also due to the increasing sales outpacing the increased costs associated with operating the units.

   GENERAL AND ADMINISTRATIVE EXPENSES increased 14.2% from $15,831,000 to $18,078,000, but as a percentage of total revenue decreased from 36.5% to 35.2%.

   DEPRECIATION AND AMORTIZATION increased 58.7% from $2,007,000 to $3,186,000, and as a percentage of revenue increased from 4.6% to 6.2%. The dollar and percentage increases were principally due to amortization of goodwill and other intangibles acquired in 1998 and 1999, such as area developer territories and certain franchise rights, and depreciation related to the additional restaurants the Company was operating during the year.

   INTEREST INCOME increased 34.9% from $2,296,000 to $3,097,000. This increase was a result of a greater level of funds outstanding in the form of mortgages and interim construction financing under the former Turnkey Program and an increase in notes receivable related to the sale of development rights.

   INTEREST EXPENSE increased 724.2% from $281,000 to $2,316,000. This increase was primarily the result of a greater level of debt outstanding during 1999.

   PROVISION FOR INCOME TAXES. Income tax expense reflects a combined federal and state effective tax rate of 36.8% for 1999, which is slightly lower than the effective combined tax rate of 37.5% for 1998.

Liquidity and Capital Resources

   Cash and cash equivalents decreased $3,749,000 in 2000, $10,490,000 in 1999 and $15,869,000 in 1998. Cash flows are impacted by operating, investing and financing activities.

   Operating activities provided $2,195,000 of cash in 2000, used $598,000 in 1999 and provided $15,365,000 in 1998. The increase in cash provided in 2000 compared to 1999 was the net result of lower income in 2000, offset by increased provisions for uncollectible accounts and impairment of assets and reduced growth in accounts payable and accrued liabilities. The decrease in cash provided in 1999 compared to 1998 was primarily due to cash used for accounts receivable and accounts payable and accrued liabilities as well as lower income, offset by increased provisions for depreciation and amortization and uncollectible accounts.

   Investing activities provided $4,499,000 of cash in 2000, compared to using $32,360,000 in 1999 and $42,826,000 in 1998. The increase in cash provided in 2000 compared to 1999 was the result of reduced expenditures for property and equipment and restaurants held for sale and a net repayment on notes receivable. The reduced use of cash in 1999 compared to 1998 was due to reduced expenditures for property and equipment and restaurants held for sale offset by increased acquisitions of intangible assets and net advances on notes receivable.

   Financing activities used $10,443,000 of cash in 2000, compared to providing $22,469,000 of cash in 1999 and $11,592,000 in 1998. The use of cash in 2000 is due to the net repayment of debt whereas in 1999 and 1998 there was a net borrowing of debt.

   At December 31, 2000, the Company had approximately $32,921,000 of total debt outstanding. During 2000, the Company repaid in its entirety a $15,000,000 bank line of credit, which is now terminated, and reduced the outstanding principal under its bank term note from $20,000,000 to $15,667,000. Part of the funds used to repay the $19,333,000 on these two loans under the Company's Credit Agreement were generated by obtaining mortgage loans on Company-owned restaurants in the amount of approximately $10,445,000.

   The Company's Credit Agreement with a group of banks prohibits the payment of dividends and imposes a number of restrictions on the Company, including limitations on additional borrowings, capital expenditures, contingent liabilities and stock repurchases. The Credit Agreement requires the Company to maintain certain financial ratios, working capital and net worth. Certain mortgage debt of the Company also contains restrictive covenants. While the Company is currently in compliance with all of these covenants, any failure to do so in the future could have material adverse consequences to the Company.

   The Company's scheduled maturities of debt in 2001 approximate $6,670,000 (including short-term debt). In addition, the Company's Credit Agreement requires the application to the term note of 75% of the net cash proceeds from the sale or refinancing of certain real estate and restaurants held for sale. Subsequent to December 31, 2000, an additional $407,000 principal reduction was made under this provision.

   The Company guarantees certain loans, leases, and other obligations of franchisees and others. At December 31, 2000, these contingent liabilities totaled approximately $32,200,000.

   The Company plans to develop additional Company-owned restaurants. The Company anticipates funding these restaurants through long-term financing or available working capital.

   The Company also has an option, through June 30, 2002, to acquire the rights held by its largest area developer. The exercise price of the option is $28,200,000, of which a nonrefundable $4,582,000 has been paid as of March 14, 2001. The exercise of the option will require the further payment of $3,500,000 in cash at closing and the execution of a $20,118,000 note to the area developer. The note would bear interest at 8% and require four semi-annual $2,000,000 principal payments commencing on June 30, 2003, with all remaining principal due on June 30, 2005. In the event the option is not exercised on or before June 30, 2002, the Company will be required to pay a fee of $1,700,000.

   The Company's Board of Directors has authorized the repurchase of up to one million shares of the Company's outstanding Common Stock. In 1998, 10,000 shares were repurchased for $105,000. Subsequent to December 31, 2000, through March 14, 2001, the Company has repurchased an additional 102,500 shares at a total cost of approximately $380,000.

   The Company believes that its cash flows from operations, along with its borrowing capacity are adequate to fund its operations, debt maturities, restaurant development program, stock repurchase program and area developer rights repurchase program.

Quarterly Comparisons

   During the Second Quarter of 2000, the Company conducted a strategic review of its business, particularly its approach to new restaurant development. Since 1995, the Company has been focusing on the development of larger, freestanding restaurants. This strategy has been effective in producing growth for the Schlotzsky's(R) Deli system, with an approximate 180% increase in systemwide sales and an approximate 42% increase in average weekly sales for the year ended December 31, 1999, as compared to the year ended December 31, 1995.

   The Company had implemented its Turnkey Program to support this growth. The Turnkey Program identified and developed sites and constructed restaurants to be sold to prospective franchisees. Because qualified franchisees were sometimes not licensed or financed for these sites before construction was completed, the Company opened and operated certain completed restaurants until they could be financed and sold to qualified franchisees. As a result, the Company incurred significant investments in sites under development, real estate and restaurants held for sale, and notes receivable for construction and permanent mortgage financing related to these Turnkey projects. This has exposed the Company to significant real estate development risks. In addition, the impact of the sporadic nature of completion of the sale and financing of the project contributed to volatility of the Company's earnings.

   Based on this strategic review, the Company terminated the Turnkey Program during the Second Quarter of 2000, although certain projects in process will be completed. After June 30, 2000, the Company intends to develop sites only if either the Company wants to operate a Company-owned restaurant on the site or a qualified franchisee has obtained third-party financing to acquire, build and open the site as a Schlotzsky's(R) Deli restaurant.

   Based on this significant change in restaurant development strategy, the Company conducted a review of all Turnkey related assets to identify those which did not qualify under the revised restaurant development strategy. The Company decided to abandon certain pre-development sites, to reduce certain asset valuations to the proceeds expected to be realized upon their orderly sale or liquidation, and to establish reserves for collectibility of certain notes and accounts receivable. As a result of these actions, a non-cash, pre-tax charge of approximately $5,340,000 was recorded in the Second Quarter of 2000.

   In the Fourth Quarter of 2000, the Company capitalized interest expense in the amount of approximately $200,000 in connection with the construction of a restaurant.

   Effective January 1, 1999, the Company changed its accounting policy related to revenue recognition of developer fees. Prior to 1999, the Company recognized developer fee revenue at the time the agreement was executed, its obligations substantially completed, and the fee paid. This was typically in the period in which the transaction occurred. Under the new accounting principle, revenue generated from developer transactions will be recognized over the term of the development schedule specific to each contract. The change in accounting principle will result in these fees being recognized over an average of approximately ten years. The First Quarter of 1999 reflects the cumulative effect of the change in accounting principle of $3,820,000 (net of tax) for the impact of the change for developer transactions that occurred prior to 1999.

   The Company utilizes a "4-4-5 week" quarterly reporting schedule for royalties, restaurant operations and royalty service costs. Fiscal 1998 included 53 weeks and the Fourth Quarter of 1998 included 14 weeks. Fiscal years 2000 and 1999 included 52 weeks. For all other areas of the financial statements, the Company reports all fiscal quarters as ending on March 31, June 30, September 30 and December 31.

   Management believes that the Company experiences only moderate seasonality, although first and fourth quarter systemwide sales, which impact several revenue categories, are generally lower than the second and third quarter levels. The Company attempts to make restaurant sales less seasonal by offering a variety of products which tend to sell better during various seasons.

   The following table presents unaudited condensed quarterly results of operations for 2000 and 1999.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   CONDENSED QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                       2000                             1999
                          -------------------------------- --------------------------------
                            1st     2nd      3rd     4th     1st      2nd     3rd     4th
                          ------- -------  ------- ------- -------  ------- ------- -------
                                   (Dollars in thousands, except per share data)
Revenues:
Royalties...............  $ 5,522 $ 5,902  $ 5,723 $ 5,331 $ 5,014  $ 5,560 $ 5,631 $ 5,341
Franchise fees..........      156     115      150      90     245      193     205     200
Developer fees (1)......      304     198      121     117     228      243     281     305
Restaurant sales........    5,747   6,233    6,623   7,134   3,313    4,765   5,235   5,220
Brand contribution......    1,603   1,845    1,988   1,706   1,201    1,602   1,712   1,659
Other fees and revenue..    1,090     351      527     599     906      416     799   1,134
                          ------- -------  ------- ------- -------  ------- ------- -------
  Total revenues........   14,422  14,644   15,132  14,977  10,907   12,779  13,863  13,859
Costs and Expenses......   12,470  20,273   14,246  13,920   9,468   11,446  12,260  12,144
                          ------- -------  ------- ------- -------  ------- ------- -------
Operating income
 (loss).................    1,952  (5,629)     886   1,057   1,439    1,333   1,603   1,715
Net income (loss) before
 cumulative effect of
 change in accounting
 principle..............    1,888  (4,004)     144     361   1,187      924   1,109   1,126
Cumulative effect of
 change in accounting
 principle
 (net of tax)...........      --      --       --      --   (3,820)     --      --      --
                          ------- -------  ------- ------- -------  ------- ------- -------
Net income (loss).......  $ 1,888 $(4,004) $   144 $   361 $(2,633) $   924 $ 1,109 $ 1,126
                          ======= =======  ======= ======= =======  ======= ======= =======
Earnings per share--
 basic
 Earnings per share
  before cumulative
  effect of change in
  accounting principle..  $  0.16 $ (0.54) $  0.02 $  0.05 $  0.16  $  0.12 $  0.15 $  0.15
 Cumulative effect of
  change in accounting
  principle,
  net of tax............      --      --       --      --    (0.52)     --      --      --
                          ------- -------  ------- ------- -------  ------- ------- -------
Earnings per share......  $  0.16 $ (0.54) $  0.02 $  0.05 $ (0.36) $  0.12 $  0.15 $  0.15
                          ======= =======  ======= ======= =======  ======= ======= =======
Earnings per share--
 diluted
 Earnings per share
  before cumulative
  effect of change in
  accounting principle..  $  0.16 $ (0.54) $  0.02 $  0.05 $  0.16  $  0.12 $  0.15 $  0.15
 Cumulative effect of
  change in accounting
  principle,
  net of tax............      --      --       --      --     0.51      --      --      --
                          ------- -------  ------- ------- -------  ------- ------- -------
Earnings per share......  $  0.16 $ (0.54) $  0.02 $  0.05 $ (0.35) $  0.12 $  0.15 $  0.15
                          ======= =======  ======= ======= =======  ======= ======= =======

- --------

(1) The quarterly amounts shown differ from those previously reported in the Forms 10-Q for the respective quarters. The 1999 amounts originally reported have been revised to reflect the impact of the change in accounting principle implemented January 1, 1999 as discussed in Note 1 to the financial statements and all quarters have been reclassified to conform to the presentation used in 2000.

Impact of Inflation

   The Company believes that inflation did not have a material impact on its operations for the periods reported. Significant increases in labor, employee benefits, food costs and other operating expenses could have a material adverse effect on franchisees' and the Company's restaurant operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the underlying obligations are either variable, or fixed for such a short period of time as to effectively become variable.

   At December 31, 2000, a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $156,667 in annual pre-tax earnings. The estimated reduction is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at December 31, 2000. The fair value of the Company's bank loan is not significantly affected by changes in market interest rates, since it is priced at a variable rate. The Company's mortgages were all originated in 2000, and the Company believes their fair value approximates carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Reference is made to the consolidated financial statements referred to in the index on page F-1 setting forth the Consolidated Financial Statements of Schlotzsky's, Inc. and Subsidiaries, together with the report thereon of Grant Thornton LLP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors and executive officers is incorporated by reference from the discussion under "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2001.

ITEM 11. EXECUTIVE COMPENSATION

   Information regarding executive compensation is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2001; provided, however, that the information under the headings "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information regarding certain relationships and related transactions is incorporated by reference from the discussion under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2001.

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

(a)(3) Exhibits

  3.1  --Articles of Incorporation of the Company, as amended. (1)
  3.2  --Statement of Resolutions Regarding the Designation, Preferences and
         Rights of Class C Series A Junior Participating Preferred Stock of the Company. (2)
  3.3  --Bylaws of the Company, as amended. (3)
  4.1 --Specimen stock certificate evidencing the Common Stock of the Company. (1)
  4.2  --Rights Agreement dated December 18, 1998 between the Company and
         Harris Trust and Savings Bank. (2)
  4.3  --Warrant Certificate dated February 15, 2001 from the Company to
         Triad Media Ventures LLC. (14)
 10.1  --Operating Lease dated May 27, 1994, between Schlotzsky's
         Restaurants, Inc. and William C. Pfluger, et al. (1)
 10.2 --Franchise Financing Program Procedures for Qualified Franchisees dated April 15, 1994, between the Company and Captec Financial
         Group, Inc. (1)
 10.3  --Ultimate Net Loss Agreement dated April 15, 1994, between the
         Company and Captec Financial Group, Inc. (1)
 10.4 --Amendment to Ultimate Net Loss Agreement dated March 30, 1995, between the Company and Captec Financial Group, Inc. (1)
 10.5 --Franchise finance letter of understanding dated February 21, 1994, between the Company and Stephens Franchisee Finance. (1)
 10.6  --Franchisee Financing Agreement dated September 1, 1994, between the
         Company and Stephens Diversified Leasing, Inc. (1)
 10.7  --Employee Stock Purchase Plan of the Company. (4)*
 10.8  --Third Amended and Restated 1993 Stock Option Plan of the Company.
         (5)*
 10.9 --Amendments to Third Amended and Restated 1993 Stock Option Plan of the Company. (4)*
 10.10 --Form of Incentive Stock Option Agreement, as amended, between the
         Company and certain employees. (11)*
 10.11 --Form of Employment Agreement between the Company and certain employees, including Darrell Kolinek and Joyce Cates. (11)*
 10.12 --Employment Agreement dated August 15, 2000, between the Company and
         Richard H. Valade. (13)*
 10.13 --Form of Indemnification Agreement between the Company and its directors and officers. (1)*
 10.14 --1995 Nonemployee Directors Stock Option Plan of the Company, and form of Stock Option Agreement. (1)*
 10.15 --Form of Employment Agreement between the Company and John C. Wooley and Jeffrey J. Wooley. (14)*
 10.16 --Form of Guaranty from the Company to landlord for Turnkey restaurants. (6)
 10.17 --Form of Tenant Acknowledgment with Indemnification from franchisee to Schlotzsky's Real Estate, Inc. for Turnkey restaurants. (6)
 10.18 --Form of Promissory Note from franchisee to Schlotzsky's Real Estate,
         Inc. for Turnkey restaurants. (7)
 10.19 --Form of Loan Agreement between franchisee and Schlotzsky's Real
         Estate, Inc. for Turnkey restaurants. (7)
 10.20 --Form of Assignment of Note and Lien between Schlotzsky's Real
         Estate, Inc. and mortgage lender for Turnkey restaurants. (7)

 10.21 --Form of Limited Guaranty from the Company to mortgage lender for
         Turnkey restaurants. (7)
 10.22 --Option Agreement dated September 1, 1999, between DFW Restaurant
         Transfer Corp. and NS Associates I, Ltd. (8)
 10.23 --Management Agreement dated September 1, 1999, between DFW Restaurant
         Transfer Corp. and NS Associates I, Ltd. (8)
 10.24 --Amended and Restated Option Agreement dated February 7, 2001, between DFW Restaurant Transfer Corp. and NS Associates I, Ltd. (14)
 10.25 --Amended and Restated Management Agreement dated February 7, 2001, between DFW Restaurant Transfer Corp. and NS Associates I, Ltd. (14)
 10.26 --Credit Agreement dated December 7, 1999, between the Company and
         Wells Fargo Bank (Texas), National Association, as agent. (9)
 10.27 --First Amendment to Credit Agreement dated December 31, 1999, between the Company and Wells Fargo Bank (Texas), National Association, as
         Agent. (10)
 10.28 --Second Amendment to Credit Agreement dated May 1, 2000, between the
         Company and Wells Fargo Bank Texas, National Association, as Agent.
         (12)
 10.29 --Third Amendment to Credit Agreement dated September 30, 2000, between the Company and Wells Fargo Bank Texas, National
         Association, as Agent. (12)
 10.30 --Lease Agreement dated March 21, 1997, between the Company and Third
         & Colorado 19, L.L.C. (14)
 10.31 --Amended and Restated Promissory Note dated January 1, 2001, from
         John C. Wooley to the Company. (14)*
 10.32 --Amended and Restated Promissory Note dated January 1, 2001, from
         Jeffrey J. Wooley to the Company. (14)*
 10.33 --Modification Agreement Regarding Promissory Note dated January 1,
         2001, from Third & Colorado, L.L.C. to the Company. (14)*
 10.34 --Amended and Restated Promissory Note dated January 1, 2001, from
         Third & Colorado, L.L.C. to Schlotzsky's Real Estate, Inc. (14)*
 21.1  --List of subsidiaries of the Company. (14)
 23.1  --Consent of Grant Thornton LLP. (14)

- --------
*  Indicates a management contract or compensatory plan or arrangement.

 (1) Incorporated by reference from the Company's Registration Statement on Form S-1 filed on October 12, 1995, as amended.
 (2) Incorporated by reference from the Company's Registration of certain Securities on Form 8-A filed on December 18, 1998.
 (3) Incorporated by reference from the Company's Report on Form 8-K filed December 18, 1998.
 (4) Incorporated by reference from the Company's Registration Statement on Form S-8 filed on June 17, 1998.
 (5) Incorporated by reference from the Company's Registration Statement on Form S-1 filed on September 4, 1997.
 (6) Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 14, 1998.
 (7) Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 31, 1999.
 (8) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 12, 1999.
 (9) Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 30, 2000.
(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2000.
(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2000.
(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 14, 2000.
(13) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A filed on November 17, 2000.
(14) Filed with this Annual Report on Form 10-K.

    (b) Reports on Form 8-K

   None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SCHLOTZSKY'S, INC.

                                                  /s/ John C. Wooley,
                                          By___________________________________
                                                      John C. Wooley,
                                             Chairman of the Board, President
                                                and Chief Executive Officer

                                                            Date: March 27, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

       /s/ John C. Wooley              Chairman of the Board,       March 27, 2001
______________________________________ President and Chief
            John C. Wooley             Executive Officer
                                       (Principal Executive
                                       Officer)

     /s/ Richard H. Valade             Executive Vice President     March 27, 2001
______________________________________ and Treasurer, Chief
          Richard H. Valade            Financial Officer
                                       (Principal Financial
                                       Officer)

      /s/ Matthew D. Osburn            Controller and Assistant     March 27, 2001
______________________________________ Treasurer
          Matthew D. Osburn            (Principal Accounting
                                       Officer)

      /s/ Jeffrey J. Wooley            Director, Senior Vice        March 27, 2001
______________________________________ President and Secretary
          Jeffrey J. Wooley

     /s/ Azie Taylor Morton            Director                     March 27, 2001
______________________________________
          Azie Taylor Morton

    /s/ Raymond A. Rodriguez           Director                     March 27, 2001
______________________________________
         Raymond A. Rodriguez

       /s/ Floor Mouthaan              Director                     March 27, 2001
______________________________________
            Floor Mouthaan


                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Consolidated Financial Statements:

 Report of Independent Certified Public Accountants........................ F-2

 Consolidated Balance Sheets at December 31, 2000 and 1999................. F-3

 Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998......................................... F-4

 Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 2000, 1999 and 1998......................................... F-5

 Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998......................................... F-6

 Notes to Consolidated Financial Statements................................ F-7

Financial Statement Schedule:

 Report of Independent Certified Public Accountants........................ S-1

 Schedule II--Valuation and Qualifying Accounts............................ S-2

   All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
Schlotzsky's, Inc.:

   We have audited the accompanying consolidated balance sheets of Schlotzsky's, Inc. (a Texas corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schlotzsky's, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 1 to the financial statements, effective January 1, 1999, the Company changed its method of revenue recognition for area developer and master licensee fees.

GRANT THORNTON LLP

Dallas, Texas
March 2, 2001

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
Current Assets:
 Cash and cash equivalents........................  $  1,163,839  $  4,913,302
 Accounts receivable, net:
  Royalties.......................................     1,101,865     1,306,465
  Brands..........................................     1,221,090     1,181,881
  Other...........................................     2,796,597     3,724,572
 Prepaids, inventory and other assets.............       933,884       849,101
 Current portion of:
  Notes receivable................................     8,243,524    14,748,125
  Real estate and restaurants held for sale.......     7,938,278    18,040,045
  Deferred tax asset..............................     2,575,913     1,021,828
                                                    ------------  ------------
   Total current assets...........................    25,974,990    45,785,319

Property, equipment and leasehold improvements,
 net..............................................    23,117,266    19,861,420
Real estate and restaurants held for sale, less
 current portion..................................    10,927,063     5,985,937
Notes receivable, net, less current portion.......     7,318,454    13,239,897
Notes receivable--related party, net, less current
 portion..........................................     3,611,687     8,257,528
Investments.......................................     1,802,851       564,446
Intangible assets, net............................    38,215,032    36,541,153
Deferred tax asset, less current portion..........       391,102     1,615,959
Other noncurrent assets...........................       645,558       907,722
                                                    ------------  ------------
   Total assets...................................  $112,004,003  $132,759,381
                                                    ============  ============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Short-term debt..................................  $  1,338,000  $ 15,000,000
 Current maturities of long-term debt.............     5,331,579     4,455,430
 Accounts payable.................................     1,576,035     5,527,504
 Accrued liabilities..............................     1,771,124     2,990,522
 Deferred revenue, current portion................       733,907     1,206,206
                                                    ------------  ------------
   Total current liabilities......................    10,750,645    29,179,662

Long-term debt, less current maturities...........    26,251,245    21,275,043
Deferred revenue, less current portion............     2,480,085     7,570,095
                                                    ------------  ------------
Total liabilities.................................    39,481,975    58,024,800
                                                    ------------  ------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock..................................           --            --
 Common stock.....................................        63,291        63,135
 Additional paid-in capital.......................    57,877,642    57,779,291
 Retained earnings................................    14,686,095    16,997,155
 Treasury stock...................................      (105,000)     (105,000)
                                                    ------------  ------------
   Total stockholders' equity.....................    72,522,028    74,734,581
                                                    ------------  ------------
   Total liabilities and stockholders' equity.....  $112,004,003  $132,759,381
                                                    ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                               Year Ended December 31,
                                         -------------------------------------
                                            2000         1999         1998
                                         -----------  -----------  -----------
Revenue:
 Royalties.............................. $22,478,455  $21,546,495  $18,885,390
 Franchise fees.........................     510,850      843,333    1,365,000
 Developer fees.........................     739,777    1,057,499      270,380
 Restaurant sales.......................  25,737,556   18,533,158    9,199,479
 Brand contribution.....................   7,142,200    6,173,389    4,003,247
 Other fees and revenue.................   2,566,174    3,254,222    9,603,463
                                         -----------  -----------  -----------
   Total revenues.......................  59,175,012   51,408,096   43,326,959
                                         -----------  -----------  -----------
Operating expenses:
 Service costs:
  Royalties.............................   5,294,754    6,600,899    7,225,320
  Franchise fees........................     215,583      388,500      697,250
                                         -----------  -----------  -----------
                                           5,510,337    6,989,399    7,922,570
                                         -----------  -----------  -----------
 Restaurant operations:
  Cost of sales.........................   7,353,465    5,456,951    3,042,472
  Labor costs...........................  10,693,001    7,373,895    3,976,237
  Operating expenses....................   5,660,989    4,233,139    2,627,406
                                         -----------  -----------  -----------
                                          23,707,455   17,063,985    9,646,115
                                         -----------  -----------  -----------
Equity loss on investments..............      55,381          --           --
                                         -----------  -----------  -----------
General and administrative..............  27,864,990   18,078,271   15,831,122
                                         -----------  -----------  -----------
Depreciation and amortization...........   3,771,199    3,186,433    2,006,794
                                         -----------  -----------  -----------
   Total operating expenses.............  60,909,362   45,318,088   35,406,601
                                         -----------  -----------  -----------
   Income (loss) from operations........  (1,734,350)   6,090,008    7,920,358
Other:
 Interest income........................   2,264,763    3,097,260    2,296,023
 Interest expense.......................  (3,585,674)  (2,316,075)    (281,307)
                                         -----------  -----------  -----------
   Income (loss) before income taxes and
    cumulative
    effect of change in accounting
    principle...........................  (3,055,261)   6,871,193    9,935,074
Provision (credit) for income taxes.....    (744,201)   2,525,164    3,728,609
                                         -----------  -----------  -----------
   Net income (loss) before cumulative
    effect of change
    in accounting principle.............  (2,311,060)   4,346,029    6,206,465
Cumulative effect of change in
 accounting principle, net of tax.......         --    (3,819,592)         --
                                         -----------  -----------  -----------
   Net income (loss).................... $(2,311,060) $   526,437  $ 6,206,465
                                         ===========  ===========  ===========
Earnings per share--basic:
   Earnings before cumulative effect of
    change in accounting principle...... $     (0.31) $      0.59  $      0.84
   Cumulative effect of change in
    accounting principle................         --         (0.52)         --
                                         -----------  -----------  -----------
   Earnings per share................... $     (0.31) $      0.07  $      0.84
                                         ===========  ===========  ===========
Earnings per share--diluted:
   Earnings before cumulative effect of
    change in accounting principle...... $     (0.31) $      0.58  $      0.82
   Cumulative effect of change in
    accounting principle................         --         (0.51)         --
                                         -----------  -----------  -----------
   Earnings per share................... $     (0.31) $      0.07  $      0.82
                                         ===========  ===========  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            Common Stock
                          -----------------
                                    Stated  Additional                              Total
                          Number of Capital   Paid-In    Retained    Treasury   Stockholders'
                           Shares   Amount    Capital    Earnings      Stock       Equity
                          --------- ------- ----------- -----------  ---------  -------------
Balance, January 1,
 1998...................  7,334,416 $62,202 $56,664,104 $10,264,253  $     --    $66,990,559
Options exercised.......     44,089     441     399,175         --         --        399,616
Warrants exercised......     23,437     234     224,761         --         --        224,995
Treasury stock purchase
 (10,000 shares)........        --      --          --          --    (105,000)     (105,000)
Tax benefit from
 employee stock
 transactions...........        --      --      245,957         --         --        245,957
Net income..............        --      --          --    6,206,465        --      6,206,465
                          --------- ------- ----------- -----------  ---------   -----------
Balance, December 31,
 1998...................  7,401,942  62,877  57,533,997  16,470,718   (105,000)   73,962,592
Options exercised.......      5,825      58      52,887         --         --         52,945
Tax benefit from
 employee stock
 transactions...........        --      --       25,072         --         --         25,072
Issuance of common stock
 in connection with
 employee stock purchase
 plan...................     19,947     200     167,335         --         --        167,535
Net income..............        --      --          --      526,437        --        526,437
                          --------- ------- ----------- -----------  ---------   -----------
Balance, December 31,
 1999...................  7,427,714  63,135  57,779,291  16,997,155   (105,000)   74,734,581
Issuance of common stock
 in connection with
 employee stock purchase
 plan...................     15,628     156      85,243         --         --         85,399
Options issued for
 services...............        --      --       13,108         --         --         13,108
Net loss................        --      --          --   (2,311,060)       --     (2,311,060)
                          --------- ------- ----------- -----------  ---------   -----------
Balance, December 31,
 2000...................  7,443,342 $63,291 $57,877,642 $14,686,095  ($105,000)  $72,522,028
                          ========= ======= =========== ===========  =========   ===========

Preferred Stock

   Authorized 1,000,000 class C shares, no par value; no shares outstanding at December 31, 1998, 1999 or 2000.

Common Stock

   Authorized 30,000,000 shares, no par value; 7,401,942 shares issued at December 31, 1998, 7,427,714 shares issued at December 31, 1999, and 7,443,342 shares issued at December 31,2000. Shares issued include 10,000 shares in treasury at each of these dates.

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------  ------------  ------------
Cash flows from operating activities:
 Income (loss) before cumulative
  effect of change in accounting
  principle..........................  $ (2,311,060) $  4,346,029  $  6,206,465
 Adjustments to reconcile income
  (loss) before cumulative effect
  adjustment to net cash provided by
  operating activities:
  Depreciation and amortization......     3,771,199     3,186,433     2,006,794
  Provisions for uncollectible
   accounts and impairment of
   assets............................     8,303,639     2,116,597       972,724
  Deferred taxes.....................      (329,228)     (370,649)      556,575
  Deferred revenue...................      (811,822)   (1,166,712)   (1,556,894)
  Equity loss on investment..........        55,879           --            --
  Options issued for services........        13,108           --            --
  Changes in:
   Accounts receivable...............    (1,206,919)   (2,245,306)       43,327
   Prepaid expenses and other
    assets...........................      (169,419)     (714,758)       11,514
   Accounts payable and accrued
    liabilities......................    (5,120,868)   (5,749,700)    7,124,284
                                       ------------  ------------  ------------
   Net cash provided by (used in)
    operating activities.............     2,194,509      (598,066)   15,364,789
                                       ------------  ------------  ------------

Cash flows from investing activities:
 Purchase of property and equipment..    (2,514,302)   (4,414,284)  (17,245,185)
 Purchase of real estate and
  restaurants held for sale..........    (5,579,839)  (17,019,913)  (20,040,169)
 Sale of property and equipment......           --            --        146,861
 Sale of real estate and restaurants
  held for sale......................     4,236,878     9,447,666           --
 Acquisition of investments and
  intangible assets..................      (893,350)  (17,359,442)  (10,133,839)
 Issuance of notes receivable........    (6,477,450)  (55,643,175)   (8,276,452)
 Repayments on notes receivable......    15,727,164    49,557,502    12,722,972
 Sale of investments and intangible
  assets.............................           --      3,071,475           --
                                       ------------  ------------  ------------
   Net cash provided by (used in)
    investing activities.............     4,499,101   (32,360,171)  (42,825,812)
                                       ------------  ------------  ------------
Cash flows from financing activities:
 Sale of stock.......................        85,399       245,552       624,611
 Acquisition of treasury stock.......           --            --       (105,000)
 Proceeds from issuance of debt......    10,444,600    50,924,093    16,060,000
 Repayment of debt...................   (20,973,072)  (28,701,097)   (4,987,645)
                                       ------------  ------------  ------------
   Net cash provided by (used in)
    financing activities.............   (10,443,073)   22,468,548    11,591,966
                                       ------------  ------------  ------------
Net (decrease) in cash and cash
 equivalents.........................    (3,749,463)  (10,489,689)  (15,869,057)
Cash and cash equivalents at
 beginning of year...................     4,913,302    15,402,991    31,272,048
                                       ------------  ------------  ------------

Cash and cash equivalents at end of
 year................................  $  1,163,839  $  4,913,302  $ 15,402,991
                                       ============  ============  ============


   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

 Principles of Consolidation

   The accompanying consolidated financial statements include the accounts of Schlotzsky's, Inc., a Texas corporation, and its wholly-owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions are eliminated in consolidation.

 Business

   The Company is a franchisor and operator of Schlotzsky's(R) Deli quick-service restaurants that feature made-to-order sandwiches with unique sourdough buns. As of December 31, 2000, there were 711 Schlotzsky's(R) Deli restaurants, of which 29 are Company-owned and 682 are franchised, which are located in 38 states, the District of Columbia and ten foreign countries. Approximately 28% of the restaurants are located in Texas and 3% in foreign countries. Systemwide sales, including both Company-owned and franchised restaurants, were $429.4 million, $400.3 million and $348.5 million in 2000, 1999 and 1998, respectively.

 Revenue Recognition and Change in Accounting Principle

   Royalties and Franchise Fees:

   Royalties and franchise fees are paid to the Company based on individual franchise agreements. Royalties are based on franchisees' restaurant sales and are recognized as revenue in the period of the related sale. Franchise fees are recognized as revenue when the Company has performed substantially all services, typically at restaurant openings. Franchise fees collected but not yet earned are included in deferred revenue.

   Developer Fees:

   Fees from area developers and international master licensees for the purchase of their territorial rights are recognized as revenue ratably over the development schedule specific to each contract, generally for a ten-year period. Unrecognized fees are included in deferred revenue. This accounting policy was adopted effective January 1, 1999.

   Prior to 1999, the Company recognized these fees when the contract was executed, the Company's obligations under the contract were substantially completed and the fee paid. The Company considers the new revenue recognition method to result in a better matching of revenues and related expenses incurred in the earnings process related to such revenues. The effect of the change in 1999 resulted in the deferral of $6,062,845 of revenue recognized in prior years which, net of income tax benefits of $2,243,253, was recognized as the cumulative effect of change in accounting principle in 1999. Income before the cumulative effect adjustment in 1999 included $1,057,499 of amortized deferred revenue related to developer fees.

   Restaurant Sales:

   Restaurant sales are comprised of sales of food through Company-owned restaurants and are recognized when food is delivered to customers.

   Brand Contribution:

   Brand contribution is comprised of license fees received from third-party manufacturers based on their sales of Schlotzsky's(R) Deli brand products to distributors for resale to franchisees or to retailers. These fees are recognized upon sale of the licensed products by manufacturers.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

 Fiscal Year

   The Company utilizes a "4-4-5 week" quarterly reporting schedule for royalties, restaurant operations and royalty service costs. As a result of this reporting schedule, the fiscal year will include 53 weeks of activity for these line items once every 5-6 years. The financial statements for 1999 and 2000 reflect 52 weeks of operations for these items, while 1998 includes 53 weeks. Further, the fourth quarter of 1998 contained 14 weeks. For all other areas of the financial statements, the Company reports all fiscal quarters as ending on March 31, June 30, September 30 and December 31.

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

 Cash Equivalents

   Cash equivalents include unrestricted highly liquid investments purchased with an original maturity date of three months or less. At December 31, 2000 and 1999, cash equivalents totaling approximately $1,164,000 and $4,913,000, respectively, consisted primarily of money market accounts and overnight repurchase agreements.

 Inventory

   Inventory represents food and supplies at Company-owned restaurants and is accounted for at the lower of cost, on a first-in, first-out method, or market.

 Notes Receivable

   Notes receivable consist of area developer, master licensee, franchisee and related-party promissory notes. The Company believes the carrying value of these notes approximate fair value.

 Property, Equipment and Leasehold Improvements

   Property, equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Expenditures for normal maintenance of property and equipment are charged against income as incurred. Expenditures which significantly extend the useful lives of the assets are capitalized. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets or the term of the lease, including renewal options, whichever is shorter, for leasehold improvements.

 Real Estate and Restaurants Held for Sale

   Real estate and restaurants held for sale consist of properties owned by the Company which it intends to remarket. These properties are stated at the lower of cost or net realizable value. The properties which the Company intends to remarket or liquidate within the next twelve months have been classified as current. Generally, these properties have been acquired over the last three years. Each property is reviewed in terms of its carrying value and the expected net realizable value. As of December 31, 2000, the Company had an impairment allowance of $1,165,000 related to real estate and restaurants held for sale.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

 Investments

   Investments are stated at the lower of cost or market. Limited partnership investments are accounted for under the equity method and, accordingly, the Company's investment is adjusted for allocated profits, losses and distributions.

 Intangible Assets

   Intangible assets consist primarily of the Company's original franchise rights, royalty values and goodwill, and developer and franchise rights related to the Company's reacquisition of franchises and developer rights. Intangible assets are amortized over their estimated useful lives ranging from four to 40 years.

   The Company evaluates the propriety of the carrying amount of its intangible assets, as well as the amortization period for each intangible, when conditions warrant. If an indicator of impairment is present, the Company compares the projected undiscounted cash flows for the related business with the unamortized balance of the related intangible asset. If the undiscounted cash flows are less than the carrying value, management estimates the fair value of the intangible asset based on expected future operating cash flows for the next 10 years, discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset over the fair value, as determined, is charged to impairment loss. As of December 31, 2000, the Company had an impairment allowance of $300,000 related to certain intangible assets.

 Service Costs

   Royalties and franchise fees service cost represent payments of a share of royalties and franchise fees to area developers in accordance with their individual contracts.

 Income Taxes

   The Company recognizes deferred tax assets or liabilities computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted statutory tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

 Fair Value of Financial Instruments

   The Company's financial instruments include cash and cash equivalents, certificates of deposit, accounts receivables, notes receivable, accounts payable, accrued liabilities and debt. The carrying value of financial instruments approximates fair value at December 31, 2000 and 1999.

 Advertising Expense

   The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $1,334,000, $893,000, and $393,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

 Insurance Program

   The Company is partially self-insured for medical and dental claims effective January 1, 2000. Stop loss insurance is maintained on an individual claim and aggregate basis. Accrual has been made for claims incurred but not reported.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

 Earnings Per Share

   The Company computes earnings per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the additional common shares that would have been outstanding, if dilutive potential common shares consisting of stock options had been issued. No dilutive effect is considered during periods for which there is a net loss.

 Cancellation of Turnkey Program

   During 2000, the Company conducted a strategic review of its business, particularly its approach to new restaurant development. Since 1995, the Company has been focusing on the development of larger, freestanding restaurants. This strategy had been effective in producing growth for the Schlotzsky's(R) Deli system, with an approximate 180% increase in systemwide sales from $142.5 million in 1995 to $400.3 million in 1999 and an approximate 42% increase in average weekly unit sales from $368,000 in 1995 to $550,000 in 1999.

   The Company had implemented its Turnkey Program to support this growth. The Turnkey Program identified and developed sites and constructed restaurants to be sold to prospective franchisees. Because qualified franchisees were sometimes not licensed or financed for these sites before construction was completed, the Company opened and operated certain completed restaurants until they could be financed and sold to qualified franchisees. As a result, the Company incurred significant investments in sites under development, real estate and restaurants held for sale, and notes receivable for construction and permanent mortgage financing related to these Turnkey projects, as well as continuing financial involvement as a result of guarantees of leases and mortgage loans. This exposed the Company to significant real estate development and credit risks. In addition, the impact of the sporadic nature of the completion of the sale and financing of the projects contributed to volatility of the Company's earnings.

   Based on this strategic review, the Company terminated the Turnkey Program during the Second Quarter of 2000, although certain projects in process continue to be developed. After June 30, 2000, the Company intends to develop sites only if either the Company wants to operate a Company-owned restaurant on the site or a qualified franchisee has obtained third-party financing to acquire, build and open the site as a Schlotzsky's(R) Deli restaurant.

   Based on this significant change in restaurant development strategy, the Company conducted a review of all Turnkey related assets to identify those which did not qualify under the revised restaurant development strategy. The Company decided to abandon certain pre-development sites, to reduce certain asset valuations to the proceeds expected to be realized upon their orderly sale or liquidation and to establish reserves for collectibility of certain notes and accounts receivable. As a result of these actions, a non-cash, pre-tax charge of approximately $5,340,000 was recorded in the Second Quarter of 2000.

 Reclassifications

   Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current presentation format. A significant reclassification has been made to reflect the operating results of restaurants held for sale under the captions "Restaurant sales" and "Restaurant operations" in the accompanying consolidated statements of income. Previously, the operating results for these restaurants were reported on a net basis under the caption "Turnkey development costs."

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

2. Notes Receivable

                                                            December 31,
                                                       -----------------------
                                                          2000        1999
                                                       ----------  -----------
Notes receivable from area developers and
 international master licensees, secured by their
 respective territories, interest ranging from 2.93%
 to 10% due in installments through 2018.............. $2,056,254  $ 7,107,687
Notes receivable from franchisees, secured by real
 estate and equipment, interest ranging from 7.5% to
 11%, due in installments through 2019................ 10,375,484   21,179,490
Notes receivable, unsecured, interest ranging from 8%
 to 10%, due in installments through 2023.............    239,674      241,581
Less--valuation allowance............................. (1,280,507)    (643,212)
                                                       ----------  -----------
                                                       11,390,905   27,885,546
Less--current portion................................. (4,072,451) (14,645,649)
                                                       ----------  -----------
Notes receivable, less current portion................ $7,318,454  $13,239,897
                                                       ==========  ===========

3. Notes Receivable From Related Parties

   Notes receivable from related parties consist of the following:

                                                             December 31,
                                                        -----------------------
                                                           2000         1999
                                                        -----------  ----------
   Note receivable from Schlotzsky's National
    Advertising Association, Inc., unsecured, bearing
    interest at 8.0%, due on demand at any time on or
    before December 31, 2010..........................  $ 5,942,191  $5,168,315
   Notes receivable from related entities controlled
    by stockholders of the Company, bearing interest
    at 9%, collateralized by real estate, due in
    installments upon certain events..................      604,013     563,208
   Notes receivable from master licensee, of which the
    Company is a preferred shareholder, bearing
    interest at 9%, due in installments through
    December 2007.....................................      996,258   1,512,012
   Notes receivable from stockholders of the Company,
    bearing interest at 7.5%, due in installments upon
    certain events....................................      391,469     386,469
   Note receivable from master licensee, of which a
    member of the Company's management is a
    shareholder, bearing interest at 8%, due in
    installments through December 2006................      455,000     455,000
   Note receivable from master licensee, of which a
    former member of the Company's Board of Directors
    is managing director, bearing interest at 9%, due
    in installments through December 1999.............          --      275,000
   Less--valuation allowance..........................     (606,171)        --
                                                        -----------  ----------
                                                          7,782,760   8,360,004
   Less--current portion..............................   (4,171,073)   (102,476)
                                                        -----------  ----------
   Notes from related parties receivable, less current
    portion...........................................  $ 3,611,687  $8,257,528
                                                        ===========  ==========

   From time to time, the Company makes advances to certain stockholders, related partnerships and affiliates (see Notes 5 and 14).

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

4. Property, Equipment and Leasehold Improvements

   Property, equipment and leasehold improvements consist of the following:

                                           Depreciable      December 31,
                             Depreciation     Life     ------------------------
                                Method       (Years)      2000         1999
                             ------------- ----------- -----------  -----------
   Buildings...............  Straight Line     32      $ 9,149,055  $ 7,718,096
   Furniture, fixtures and
    equipment..............  Straight Line   3 to 7      8,894,285    7,846,491
   Leasehold improvements..  Straight Line  13 to 32     6,783,556    6,207,170
                                                       -----------  -----------
                                                        24,826,896   21,771,757
   Accumulated depreciation and amortization.........   (5,425,943)  (3,832,588)
                                                       -----------  -----------
                                                        19,400,953   17,939,169
   Land..............................................    3,716,313    1,922,251
                                                       -----------  -----------
   Property, equipment and leasehold improvements,
    net..............................................  $23,117,266  $19,861,420
                                                       ===========  ===========

   Depreciation and amortization of property, equipment and leasehold improvements totaled approximately $1,979,000, $1,918,000 and $1,060,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

5. Investments

   Investments consist of the following:

                                                              December 31,
                                                        ------------------------
                                                           2000         1999
                                                        ----------- ------------
   Restaurant venture investment....................... $ 1,238,903  $      --
   Real estate venture investment......................         877       1,375
   Building artwork....................................     263,071     263,071
   Investments in master licensees.....................     300,000     300,000
                                                        -----------  ----------
                                                        $ 1,802,851  $  564,446
                                                        ===========  ==========

 Restaurant Venture

   The Company acquired in 2000 a 50% interest in a limited liability company engaged in operation of a Schlotzsky's(R) Deli restaurant. The company has the following assets, liabilities and capital:

                                                                    December 31,
                                                                        2000
                                                                    ------------
   Assets..........................................................  $3,881,829
   Liabilities.....................................................   2,324,144
   Capital.........................................................   1,557,685

   The limited liability company's net profits, losses and distributions are allocated based upon methods set forth in the its regulations. The Company is allocated 50% of distributions and net profits and losses, and has a preferential distribution of capital in the event of sale or liquidation.

   The Company was the guarantor of a mortgage for the limited liability company in the amount of approximately $2,265,000 at December 31, 2000.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

 Real Estate Venture

   The Company owns a 1% general partnership interest and a 10% limited partnership interest in a limited partnership that owns a small shopping center in Austin, Texas. The partnership has the following assets, liabilities and capital:

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
   Assets................................................. $2,370,702 $2,410,294
   Liabilities............................................  2,157,248  2,199,214
   Capital................................................    213,454    211,080

   The limited partnership's net profits, losses and distributions are allocated based upon methods set forth in the partnership agreement. Net profits and all losses are allocated 1% to the Company.

   The Company is the guarantor of the partnership debt in the amount of approximately $2,000,000, which is also collateralized by real estate and related leases and rents.

 Investments in Master Licensees

   The Company had a minority interest in two master licensees. The Company is also a lender to these master licensees.

6. Intangible Assets

   Intangible assets consist of the following:

                                        Amortization      December 31,
                                           Period    ------------------------
                                          (Years)       2000         1999
                                        ------------ -----------  -----------
   Original franchise rights...........      40      $ 5,688,892  $ 5,688,892
   Royalty value and goodwill..........      20        3,776,117    3,916,116
   Developer and franchise rights
    acquired...........................   20 to 40    32,027,686   29,168,608
   Debt issue costs....................   5 to 25        387,704      233,224
   Other intangible assets.............      5           401,894      948,204
                                                     -----------  -----------
                                                      42,282,293   39,955,044
   Less accumulated amortization.......               (4,067,261)  (3,413,891)
                                                     -----------  -----------
   Intangible assets, net..............              $38,215,032  $36,541,153
                                                     ===========  ===========

   Original franchise rights represent an amount allocated in connection with a 1993 merger of predecessor entities to form the current Schlotzsky's, Inc.

   Developer and franchise rights acquired, royalty value and goodwill represent the fair value of various rights reacquired from area developers, master licensees and franchisees in various transactions to reduce or eliminate the share of royalties and franchise fees paid to area developers and master licensees and to reacquire franchise and other rights to develop certain territories and restaurant locations.

   The Company also has an option, through June 2002, to reacquire the rights held by its largest area developer. The exercise price of the option is $28,200,000, of which a nonrefundable $3,000,000 has been paid as of December 31, 2000, which is included in intangible assets. A further $1,582,000 was paid in February 2001.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

The exercise of the option will require the payment of $3,500,000 in cash at closing and the execution of a $20,118,000 note to the seller. The note would bear interest at 8% and require four semi-annual $2,000,000 principal payments commencing June 30, 2003, with all remaining principal due on June 30, 2005. In the event the option is not exercised on or before June 30, 2002, the Company will be required to pay a fee of $1,700,000.

   Amortization of intangible assets totaled approximately $1,033,000, $938,000 and $747,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

7. Deferred Revenue

   Deferred revenue consists of the following:

                                                             December 31,
                                                        -----------------------
                                                           2000        1999
                                                        ----------  -----------
   Deferred developer and master licensee fees......... $2,246,448  $ 7,736,711
   Deferred franchise fees.............................  1,233,500    1,342,500
   Deferred franchise fee service costs................   (560,850)    (632,500)
   Deferred gain on property sales.....................    294,894      333,090
   Other...............................................        --        (3,500)
                                                        ----------  -----------
                                                         3,213,992    8,776,301
   Less--current portion...............................   (733,907)  (1,206,206)
                                                        ----------  -----------
   Deferred revenue, long term......................... $2,480,085  $ 7,570,095
                                                        ==========  ===========

   The Company's policy is to reduce the basis of reacquired intangible rights by the amount of deferred revenue associated with the rights remaining at the time of acquisition. In 2000, deferred revenue was reduced by $4,746,000 due to the reacquisition of certain master licensee and area developer rights.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

8. Debt

   The Company's short-term debt consists of the following:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
   Mortgage note, interest at 11.5%, due May 2001....  $   818,000  $       --
   Notes payable, interest at 8.0%, $260,000 due
    February 2001 and $260,000 due March 2001........      520,000          --
   Line of credit under Credit Agreement, repaid in
    2000.............................................          --    15,000,000
                                                       -----------  -----------
                                                       $ 1,338,000  $15,000,000
                                                       ===========  ===========

   The Company's long-term debt consists of the following:

                                                            December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
   Term note under Credit Agreement, interest at
    prime plus 2% (11.5% at December 31, 2000),
    secured by certain real property and equipment,
    due in monthly principal installments of $333,333
    plus interest through December 2004..............  $15,666,667  $20,000,000
   Mortgage notes payable to various financial
    institutions, interest rates ranging from 9.0% to
    9.6%, secured by related restaurants, due in
    monthly installments through 2015................   10,635,551      120,933
   Capitalized lease obligations, interest rates
    ranging from 11.2% to 13.7%, due in monthly
    installments through 2027........................    2,488,089    2,522,075
   Note payable to former area developer, non-
    interest bearing, discounted to reflect 8.0%
    imputed interest, unsecured, due in monthly
    installments through 2009, net of discount of
    $1,066,461 and $1,182,611 as of December 31, 2000
    and 1999, respectively...........................    2,242,517    2,394,179
   Other.............................................      550,000      693,286
                                                       -----------  -----------
                                                        31,582,824   25,730,473
   Less--current maturities..........................   (5,331,579)  (4,455,430)
                                                       -----------  -----------
   Long-term debt, less current maturities...........  $26,251,245  $21,275,043
                                                       ===========  ===========

   In December 1999, the Company entered into a Credit Agreement with a bank syndicate which provided a $15,000,000 line of credit, a $5,000,000 letter of credit in favor of the media buyer for Schlotzsky's National Advertising Association, Inc., of which the Company was a guarantor, and a $20,000,000 term note. During 2000, the line of credit was repaid and that portion of the facility, along with the letter of credit, expired. The Credit Agreement, as amended, is secured by certain real property and equipment, provides for the payment on the term note of 75% of the net cash proceeds from the sale or refinancing of certain real estate and restaurants held for sale, requires maintenance of certain financial ratios, working capital and net worth and contains limitations an additional borrowings, capital expenditures, stock repurchase and prohibits the payment of dividends.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

   Aggregate scheduled maturities of long-term debt at December 31, 2000, are as follows:

     Year Ending
     December 31,
     ------------
      2001.........................................................  $ 5,331,579
      2002.........................................................    5,119,373
      2003.........................................................    5,120,488
      2004.........................................................    5,204,015
      2005.........................................................    1,295,752
      Thereafter...................................................    9,511,617
                                                                     -----------
                                                                     $31,582,824
                                                                     ===========

   The net book value of assets held under capital leases were approximately $2,210,000 and $2,321,000 at December 31, 2000 and 1999, respectively.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

9. Restaurant Operations

   The Company operates two groups of restaurants, one group which it intends to own and operate on a long-term basis and another group of which are held for sale. The restaurants in the long-term portfolio include, as of December 31, 2000, three Marketplace restaurants which include, along with a Schlotzsky's(R) Deli, a full bakery producing pastries and muffins for sale in the Marketplace restaurant and in the coffee bar section of other Company-owned restaurants. A summary of certain operating information for Company-owned restaurants is presented below for the years ending December 31, 2000, 1999 and 1998:

                                Long-Term Portfolio         Held for Sale Portfolio
                         ---------------------------------- -----------------------
                         Marketplaces Schlotzsky's(R) Delis  Schlotzsky's(R) Delis
                         ------------ --------------------- -----------------------
Year Ended December 31,
 2000
 Restaurant sales.......  $5,346,394       $11,941,136            $8,450,026
                          ----------       -----------            ----------
 Restaurant operations
  Cost of sales.........   1,644,714         3,182,577             2,526,174
  Labor costs...........   2,481,740         4,275,438             3,935,823
  Operating expenses....   1,212,466         1,922,194             2,526,329
                          ----------       -----------            ----------
                           5,338,920         9,380,209             8,988,326
                          ----------       -----------            ----------
 Operating income (loss)
  before depreciation
  and amortization......  $    7,474       $ 2,560,927            $ (538,300)
                          ==========       ===========            ==========
Year Ended December 31,
 1999
 Restaurant sales.......  $4,865,210       $ 8,411,553            $5,256,395
                          ----------       -----------            ----------
 Restaurant operations
  Cost of sales.........   1,573,510         2,289,112             1,594,329
  Labor costs...........   2,199,505         2,878,201             2,296,189
  Operating expenses....   1,171,308         1,488,147             1,573,684
                          ----------       -----------            ----------
                           4,944,323         6,655,460             5,464,202
                          ----------       -----------            ----------
 Operating income (loss)
  before depreciation
  and amortization......  $  (79,113)      $ 1,756,093            $ (207,807)
                          ==========       ===========            ==========
Year Ended December 31,
 1998
 Restaurant sales.......  $4,174,944       $ 2,434,725            $2,589,810
                          ----------       -----------            ----------
 Restaurant operations
  Cost of sales.........   1,433,512           746,607               862,353
  Labor costs...........   1,846,807           988,571             1,140,859
  Operating expenses....     959,634           643,354             1,024,418
                          ----------       -----------            ----------
                           4,239,953         2,378,532             3,027,630
                          ----------       -----------            ----------
 Operating income (loss)
  before depreciation
  and amortization......  $  (65,009)      $    56,193            $ (437,820)
                          ==========       ===========            ==========

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

10. Income Taxes

     The provision (credit) for federal and state income taxes consists of the following:

                                           For The Years Ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  ----------  ----------
   Federal:
    Current............................... $  (776,517) $2,658,905  $2,813,396
    Deferred..............................    (329,228)   (370,649)    556,575
                                           -----------  ----------  ----------
       Total federal......................  (1,105,745)  2,288,256   3,369,971
   State..................................     361,544     236,908     358,638
                                           -----------  ----------  ----------
   Total provision (credit) for income
    taxes................................. $  (744,201) $2,525,164  $3,728,609
                                           ===========  ==========  ==========


   The differences between the income tax expense and the amount that would result if the Federal statutory rate was applied to the pretax financial income were as follows:


                                           For The Years Ended December 31,
                                           -----------------------------------
                                              2000         1999        1998
                                           -----------  ----------  ----------
   Federal statutory rate of 34%.......... $(1,038,789) $2,336,206  $3,377,925
   Nondeductible items....................      83,824      77,716      69,922
   State income taxes, net of Federal
    benefit...............................     238,619     197,408     236,701
   Other..................................     (27,855)    (86,166)     44,061
                                           -----------  ----------  ----------
                                           $ ( 744,201) $2,525,164  $3,728,609
                                           ===========  ==========  ==========

   Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                              December 31,
                                                             2000       1999
                                                          ---------- ----------
   Deferred Tax Assets:
    Receivables.......................................... $1,276,554 $  493,238
    Deferred revenue.....................................  1,358,857  3,261,210
    Property and intangibles.............................    234,775        --
    Accrued liabilities..................................    132,581     12,460
    Other................................................     82,982     42,442
                                                          ---------- ----------
    Gross deferred tax assets............................  3,085,749  3,809,350
                                                          ---------- ----------
   Deferred Tax Liabilities:
    Property and intangibles.............................        --   1,161,695
    Other................................................    118,734      9,868
                                                          ---------- ----------
    Gross deferred tax liabilities.......................    118,734  1,171,563
                                                          ---------- ----------
       Net deferred tax asset............................ $2,967,015 $2,637,787
                                                          ========== ==========

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

11. Stockholders' Equity

 Shareholders' Rights Plan

   In December 1998, the Company adopted a Shareholders' Rights Plan and approved a dividend of one Right for each share of Company Common Stock outstanding. Under the plan, each shareholder of record is deemed to have received one Right for each share of Common Stock held. Initially, the Rights are not exercisable and automatically trade with the Common Stock. There are no separate Rights certificates at this time. Each Right entitles the holder to purchase one one-hundredth of a share of Company Class C Series A Junior Participating Preferred Stock for $75.00 (the "Exercise Price").

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

12. Stock-Based Compensation Plans

   The Company has adopted the "Third Amended and Restated Stock Option Plan," as further amended (the "Stock Option Plan"), which is a stock-based incentive compensation plan, as described below. The Company applies APB Opinion No. 25 in accounting for the Option Plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if adopted by the Company, would change the methods the Company applies in recognizing the cost of the Option Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS
No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below. The Company also has an employee stock purchase plan that it adopted in 1998.

   During 2000, options to purchase 14,083 shares of Common Stock were awarded to non-employees. These awards were accounted for under the provisions of SFAS 123, resulting in a charge to income of $13,108.

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

   Options granted in 2000, 1999 and 1998 generally vest ratably over three years. Options granted before 1998 generally vest ratably over five years.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

   A summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998 and the changes during the years ended on those dates is presented below:

                                                      Options Outstanding
                                                   ---------------------------
                                                              Weighted Average
                                                              Exercise Prices
                                                    Shares       Per Share
                                                   ---------  ----------------
   Balance, January 1, 1998.......................   652,464       $11.19
    Granted (weighted average fair value of $8.30
     per share)...................................   628,700        18.66
    Exercised.....................................   (44,239)        8.88
    Forfeited.....................................  (147,216)       17.10
    Expired.......................................   (25,300)       15.50
                                                   ---------
   Balance, December 31, 1998..................... 1,064,409        14.56
    Granted (weighted average fair value of $4.77
     per share)...................................    88,000        10.32
    Exercised.....................................    (5,825)        9.09
    Forfeited.....................................   (63,205)       10.66
                                                   ---------
   Balance, December 31, 1999..................... 1,083,379        15.52
    Granted (weighted average fair value of $2.51
     per share)...................................   447,583         6.04
    Forfeited.....................................  (681,882)       16.86
                                                   ---------
   Balance, December 31, 2000.....................   849,080         7.69
                                                   =========
   Exercisable at December 31, 1998...............   491,972       $ 9.54
   Exercisable at December 31, 1999...............   894,826        15.16
   Exercisable at December 31, 2000...............   380,709         8.91

   The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 5.28% for 1998, 5.14% for 1999 and 5.22% for 2000; expected lives of the options of three to six years; and volatility of 48.97% for 1998, 38.95% for 1999 and 49.18% for 2000.

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                          Options Outstanding               Options Exercisable
                              ------------------------------------------- -----------------------
                                  Number       Weighted                       Number     Weighted
                              Outstanding at    Average       Weighted    Exercisable at Average
                               December 31,    Remaining      Average      December 31,  Exercise
   Range of Exercise Prices        2000      Contract Life Exercise Price      2000       Price
   ------------------------   -------------- ------------- -------------- -------------- --------
   $4.93 to $6.50..........      493,344         8.25          $ 5.91         89,844      $ 5.60
   $8.00 to $12.50.........      350,736         5.53           10.03        285,865        9.78
   $18.73..................        5,000         6.73           18.73          5,000       18.73
                                 -------                                     -------
   Total...................      849,080         7.12            7.69        380,709        8.91
                                 =======                                     =======

 Employee Stock Purchase Plan

   During 1998 the Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan") and authorized 250,000 shares of stock to be sold to employees through the Stock Purchase Plan. Under the terms of the Stock Purchase Plan, employees may elect to contribute up to 15% of compensation through payroll deductions for the purchase of Company stock at 85% of the lesser of the market price at the beginning or the end of the offering period. An offering period begins on January 1 and July 1 of each year and expires in six months.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

   During 1999, 62 participants purchased 19,947 shares of stock for prices ranging from $5.63 to $8.39 per share. During 2000, 50 participants purchased 15,628 shares of stock for prices ranging from $4.83 to $5.63 per share. Under APB Opinion No. 25, the Stock Purchase Plan is considered noncompensatory (the shares are purchased with after-tax dollars). Therefore, no compensation expense has been recognized for shares sold under this plan.

   The fair value of stock purchase rights granted in 1998, 1999 and 2000 were $6.55, $3.39 and $1.31 per share, respectively, or a total of $61,543, $35,726 and $20,473, respectively. The fair value of each stock purchase right was determined using an expected term of 6 months, a volatility of 48.97%, 38.95% and 49.18% for 1998, 1999 and 2000, respectively, and a risk-free interest rate of 5.30%, 6.03% and 5.22%, respectively.

 Pro Forma Net Income and Net Income Per Common Share

   During 2000, 1999 and 1998, the Company did not incur any compensation costs for the Option Plan under APB No. 25. Had the compensation cost for the Company's Stock Option Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per common share for 2000, 1999 and 1998 would approximate the pro forma amounts below:

                            December 31, 2000        December 31, 1999     December 31, 1998
                         ------------------------  --------------------- ---------------------
                                                       As                    As
                         As Reported   Pro Forma    Reported  Pro Forma   Reported  Pro Forma
                         -----------  -----------  ---------- ---------- ---------- ----------
Income (loss) before
 cumulative effect of
 change in accounting
 principle.............. $(2,311,060) $(2,679,865) $4,346,029 $2,992,156 $6,206,465 $4,673,829
Earnings per common
 share--basic........... $     (0.31) $     (0.36) $     0.59 $     0.40 $     0.84 $     0.63
Earnings per common
 share--diluted......... $     (0.31) $     (0.36) $     0.58 $     0.40 $     0.82 $     0.62

   The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

13. Supplemental Disclosure of Cash Flow Information

   Cash paid for interest during the years ended December 31, 2000, 1999 and 1998 was approximately $3,257,000, $2,086,000 and $248,000, respectively.

   Cash paid for income taxes during the years ended December 31, 2000, 1999 and 1998 was approximately $381,000, $2,515,000 and $2,404,000, respectively.

Non-cash investing and financing activities:

2000

    Notes totaling approximately $2,859,000 were received as payment for sale of real estate.

    Notes totaling approximately $2,999,000 were cancelled in exchange for real estate received.

    Notes totaling approximately $2,419,000 were issued for acquisition of real estate and intangible assets.

1999

    Notes totaling approximately $5,016,000 were received as payment of nonrefundable area developer fees.

    Notes totaling approximately $42,749,000 were received as payment for sale of real estate.

    Notes totaling approximately $4,311,000 were issued for acquisition of developer rights.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

1998

    Notes totaling approximately $2,250,000 were received as payment for nonrefundable area developer, master licensee, territorial and other fees.

    Notes totaling approximately $21,334,000 were received as payment for sale of real estate.

14. Related Party Transactions

   Franchisees contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF") to be used for the production of programs and materials for marketing and advertising. The Company charges NAMF an amount equal to certain cost allocations and salaries for administering NAMF. Advances to /(from) NAMF totaled approximately $303,000 and ($189,000) at December 31, 2000 and 1999, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

   Franchisees contribute 1.75% of gross sales to Schlotzsky's National Advertising Association ("NAA") to be used for media placement. At
December 31, 2000 and 1999, Schlotzsky's, Inc. had advanced approximately $6,249,000 and $5,200,000, respectively, to NAA for the purchase of network television advertising.

   One or more directors or officers of the Company is guarantor of debt of the Company, totaling approximately $1,183,000 and $1,185,000 at December 31, 2000 and 1999, respectively.

   At December 31, 2000 and 1999, the Company holds combined notes in the amount of $455,000 from Sino Carribbean Development Corporation of which an officer of the Company holds an interest of less than 30%.

   During 1996, the Company paid $300,000 to Bonner Carrington Corporation European Market ("BCCE") and agreed to serve as guarantor for additional financing not to exceed $400,000. In return, the Company received:
(i) preferred stock representing 7.5% of the total outstanding shares of BCCE;
(ii) an option to buy additional preferred stock representing an additional 10% of the total outstanding shares of BCCE; and (iii) options to purchase BCCE and its respective territories at predetermined prices effective during the period covering December 1999 through December 2011. In February 1999, the Company took assignment of the note from the bank and has stepped into the lender position for the $400,000.

   The Company and Third & Colorado 19, L.L.C. ("T&C 19"), a limited liability company owned by two directors and officers of the Company, entered into a lease agreement effective March 21, 1997, under which the Company leases from T&C 19 approximately 29,410 square feet of office space and 11,948 square feet of storage space, in Austin, Texas, for the Company's corporate headquarters. Under the terms of the lease, the Company pays annual net rental of $12.95 per square foot for the office space and up to $2.50 per square foot for the storage space for a term of 10 years beginning November 1997.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

15. Commitments and Contingencies

 Leases

   The Company leases office facilities and certain land, buildings and equipment. Rent expense for the years ended December 31, 2000, 1999 and 1998, was approximately $1,916,000, $2,078,000 and $1,195,000, respectively. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2000, are as follows:

     Year Ending
     December 31,
     ------------
      2001.......................................................... $ 1,690,026
      2002..........................................................   1,638,100
      2003..........................................................   1,674,326
      2004..........................................................   1,678,314
      2005..........................................................   1,693,016
      Thereafter....................................................  17,832,721
                                                                     -----------
                                                                     $26,206,503
                                                                     ===========

 Guarantees of Franchisee Operating Leases and Other Obligations

   The Company, and in some cases certain stockholders, guarantee certain real estate and equipment leases and other obligations of its franchisees. At December 31, 2000, the Company was contingently liable for approximately
$32.2 million under guarantees of real estate and equipment leases and various obligations.

 Litigation

   Lone Star Ladies Investment Club, a Texas general partnership, Ronald Traub, Mark Balius, Joseph Casano, Wilford A. Grimes, Frank A. Quiriconi, Ralph Casey, on Behalf of Themselves and All Others Similarly Situated v. Schlotzsky's, Inc., John C. Wooley, Jeffrey J. Wooley, John M. Rosillo, and Monica Gill, (Case No. A-98CA-550-JN), was filed on February 8, 1999, amending and consolidating four cases previously filed. The Defendants include the Company and certain of its officers, directors, a former officer, Monica Gill, and a former director, John M. Rosillo. Directors Azie Taylor Morton and Raymond Rodriguez, originally named in the initial cause, were omitted as Defendants in the Consolidated Amended Complaint. The Plaintiffs alleged, on behalf of themselves and all other purchasers of Schlotzsky's common stock during the period of April 29, 1997 through April 5, 1998, that they were entitled to certain remedies under the Securities Act of 1933 and the Securities Exchange Act of 1934. Specifically, the Plaintiffs alleged that the Defendants inflated Schlotzsky's stock price by issuing false and misleading financial statements and press releases concerning Schlotzsky's revenues, income, and earnings in order for Schlotzsky's to issue, and for the individual Defendants to sell, their common stock at a premium. Plaintiffs sought unspecified compensatory damages, with interest, plus attorneys' fees and costs. The Company and the other defendants filed a Motion to Dismiss for Failure to State a Claim, which was granted, with prejudice, on August 5, 1999. The lower court also denied Plaintiffs' motion for leave to file their amended complaint. Plaintiffs filed their Notice of Appeal on or about September 28, 1999 with the U.S. Court of Appeals, Fifth Circuit. On
January 9, 2001, the Court of Appeals reversed the decision of the District Court to deny leave to file the amended complaint and remanded the case with instructions to grant leave to file the same. Consequently, the District Court entered an order granting Plaintiffs leave to file an amended complaint pursuant to the Fifth Circuit's mandate, which was filed on March 5, 2001. The Company and all of the other Defendants will vigorously defend against this action.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

   The Company is a defendant in various other lawsuits arising in the ordinary course of business. Management is of the opinion that all such matters are without merit or are of such kind, or involve such amounts, as would not have a significant effect on the consolidated financial position, results of operations or cash flows of the Company if disposed unfavorably.

16. Concentration of Credit Risk

   The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, notes receivable from franchisees, notes receivable from area developers and master licensees and notes receivable from affiliates. The Company places its cash and cash equivalents with high credit quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

17. Segments

   The Company and its subsidiaries are principally engaged in franchising quick service restaurants that feature salads, made-to-order sandwiches with unique sourdough buns and pizzas. At December 31, 2000, the Schlotzsky's(R) Deli system included Company-owned and franchised restaurants in 38 states, the District of Columbia and ten foreign countries.

   The Company identifies segments based on management responsibility within the corporate structure. The Restaurant Operations segment includes restaurants operated for the purpose of product development, concept refinement, product and process testing and training and building brand awareness and restaurants held for sale. The Franchise Operations segment encompasses the franchising of restaurants assisting franchisees in the development of restaurants and the licensing of branded products for sale to the franchise system and retailers. Until its termination in 2000, a third segment, Turnkey Development, developed new restaurants for franchisees. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1). Segment information and a reconciliation to income, before interest and income taxes are as follows:

                                      Restaurant    Franchise
    Year ended December 31, 2000      Operations    Operations   Consolidated
    ----------------------------      -----------  ------------  ------------
Revenue from external customers...... $25,737,556  $ 33,437,456  $ 59,175,012
Depreciation and amortization........   1,336,437     2,434,762     3,771,199
Operating income (loss)..............   2,030,100    (3,764,450)   (1,734,350)
Significant non-cash items-bad debt
 and impairment......................   1,050,262     7,253,377     8,303,639
Capital expenditures.................   4,012,052     4,082,089     8,094,141

Total assets......................... $29,365,327  $ 82,638,676  $112,004,003

                                      Restaurant    Franchise
    Year ended December 31, 1999      Operations    Operations   Consolidated
    ----------------------------      -----------  ------------  ------------
Revenue from external customers...... $18,533,158  $ 32,874,938  $ 51,408,096
Depreciation and amortization........   1,023,489     2,162,944     3,186,433
Operating income (loss)..............   1,469,174     4,620,834     6,090,008
Significant non-cash items-fees
 financed............................         --      5,016,250     5,016,250
Significant non-cash items-bad debt
 and impairment......................         --      2,116,597     2,116,597
Capital expenditures.................   3,768,921     3,899,513     7,668,434

Total assets......................... $20,581,163  $112,178,218  $132,759,381

                                      Restaurant    Franchise
    Year ended December 31, 1998      Operations    Operations   Consolidated
    ----------------------------      -----------  ------------  ------------
Revenue from external customers...... $ 9,199,479  $ 34,127,480  $ 43,326,959
Depreciation and amortization........     566,992     1,439,802     2,006,794
Operating income (loss)..............    (446,636)    8,366,995     7,920,359
Significant non-cash items-fees
 financed............................         --      2,250,000     2,250,000
Significant non-cash items-bad debt
 and impairment......................         --        972,724       972,724
Capital expenditures.................   9,102,579     8,142,606    17,245,185

Total assets......................... $20,782,048  $ 84,039,706  $104,821,754

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

18. Earnings Per Share

   Basic and diluted earnings per share computations for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                            For The Years Ended December 31,
                                           ------------------------------------
                                              2000         1999         1998
                                           -----------  -----------  ----------
   Basic earnings per share
    Net income (loss) before cumulative
     effect of change in accounting
     principle............................ $(2,311,060) $ 4,346,029  $6,206,465
    Cumulative effect of change in
     accounting principle, net of tax.....         --    (3,819,592)        --
                                           -----------  -----------  ----------
    Net income (loss)..................... $(2,311,060) $   526,437  $6,206,465
                                           ===========  ===========  ==========
    Weighted average common shares
     outstanding..........................   7,431,760    7,409,496   7,382,983
                                           ===========  ===========  ==========
    Basic earnings per share before
     cumulative effect of change in
     accounting principle................. $    ( 0.31) $      0.59  $     0.84
    Cumulative effect of change in
     accounting principle.................         --         (0.52)        --
                                           -----------  -----------  ----------
    Basic earnings per share.............. $     (0.31) $      0.07  $     0.84
                                           ===========  ===========  ==========
   Diluted earnings per share
    Net income (loss) before cumulative
     effect of change in accounting
     principle............................ $(2,311,060) $ 4,346,029  $6,206,465
    Cumulative effect of change in
     accounting principle, net of tax.....         --    (3,819,592)        --
                                           -----------  -----------  ----------
    Net income (loss)..................... $(2,311,060) $   526,437  $6,026,465
                                           ===========  ===========  ==========
    Weighted average common shares
     outstanding..........................   7,431,760    7,409,496   7,382,983
    Assumed conversion of common shares
     issuable under stock option plan and
     exercise of warrants.................         --        66,703     194,424
                                           -----------  -----------  ----------
    Weighted average common shares
     outstanding - assuming dilution......   7,431,760    7,476,199   7,577,407
                                           ===========  ===========  ==========
    Diluted earnings per share before
     cumulative effect of change in
     accounting principle................. $    ( 0.31) $      0.58  $     0.82
    Cumulative effect of change in
     accounting principle.................         --         (0.51)        --
                                           -----------  -----------  ----------
   Diluted earnings per share............. $     (0.31) $      0.07  $     0.82
                                           ===========  ===========  ==========

   Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 849,000, 748,000 and 571,000 in 2000, 1999 and 1998, respectively.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
Schlotzsky's, Inc.:

   In connection with our audit of the consolidated financial statements of Schlotzsky's, Inc. and Subsidiaries referred to in our report dated March 2, 2001, which is included in Part IV of this Form 10-K, we have also audited
Schedule II for each of the three years in the period ended December 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP
Dallas, Texas
March 2, 2001

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

         Col. A             Col. B            Col. C           Col. D     Col. E.
 -----------------------  -----------  --------------------- ---------- -----------
                                            Additions
                                       ---------------------
                          Balance At    Charge to    Charge             Balance at
                           Beginning    Costs and   to Other              End of
      Description          of Period    Expenses    Accounts Deduction    Period
      -----------         -----------   ---------   -------- ---------- -----------
Valuation allowance for
notes receivable,
interest receivable, and
other receivable:

 Year ended December 31,
  2000..................  $(1,838,402) $(6,289,800)  $ --    $5,630,462 $(2,497,740)
                          ===========  ===========   =====   ========== ===========

 Year ended December 31,
  1999..................  $(1,415,498) $(1,246,401)  $ --    $  823,497 $(1,838,402)
                          ===========  ===========   =====   ========== ===========
 Year ended December 31,
  1998..................  $  (442,774) $  (972,724)  $ --    $      --  $(1,415,498)
                          ===========  ===========   =====   ========== ===========