Form 10-Q
period 2001-03-31
SCHLOTZSKYS INC
filed 2001-05-15
CIK 1002178

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          ___________________________

                                   FORM 10-Q


               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 2001


                        Commission File Number: 0-27008

                          ___________________________


                              Schlotzsky's, Inc.
            (Exact name of registrant as specified in its charter)


                    Texas                                          74-2654208
       (State or other Jurisdiction of                          (IRS Employer
       incorporation or organization)                        Identification No.)


                   203 Colorado Street, Austin, Texas 78701
                   (Address of principal executive offices)

                                (512) 236-3600
                        (Registrant's telephone number)

                          ___________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                  Shares Outstanding at May 8, 2001
Common Stock, no par value                               7,289,663

================================================================================

                              SCHLOTZSKY'S, INC.

                              Index to Form 10-Q
                         Quarter Ended March 31, 2001

                                                                                           Page No.
                                                                                           --------

Part I       FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets -
             March 31, 2001 and December 31, 2000                                             1

             Condensed Consolidated Statements of Income -
             Three Months Ended March 31, 2001 and March 31, 2000                             2

             Condensed Consolidated Statement of Stockholders' Equity -
             Three Months Ended March 31, 2001 and Year Ended December 31, 2000               3

             Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 2001 and March 31, 2000                             4

             Notes to Condensed Consolidated Financial Statements                             5

  Item 2.    Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                                        8

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                      11


Part II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                                               12

  Item 2.    Changes in Securities and Use of Proceeds                                       12

  Item 3.    Defaults Upon Senior Securities                                                 12

  Item 4.    Submission of Matters to a Vote of Security Holders                             12

  Item 5.    Other Information                                                               12

  Item 6.    Exhibits and Reports on Form 8-K                                                12


                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,                December 31,
                                                                                    2001                       2000
                                                                               --------------           ----------------
                                                                                (UNAUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents                                                     $      919,453           $      1,163,839
 Accounts receivable, net:
  Royalties                                                                           958,036                  1,101,865
  Brands                                                                            1,376,595                  1,221,090
  Other                                                                             2,608,684                  2,796,597
 Prepaids, inventory and other assets                                               1,092,484                    933,884
 Current portion of:
  Notes receivable                                                                  6,419,850                  8,243,524
  Real estate and restaurants held for sale                                         8,597,553                  7,938,278
  Deferred tax asset                                                                2,575,913                  2,575,913
                                                                               --------------           ----------------
   Total current assets                                                            24,548,568                 25,974,990

Property, equipment and leasehold improvements, net                                23,832,011                 23,117,266
Real estate and restaurants held for sale, less current portion                    10,057,420                 10,927,063
Notes receivable, less current portion                                             11,029,462                 10,930,141
Investments                                                                         1,786,721                  1,802,851
Intangible assets, net                                                             39,666,413                 38,215,032
Deferred tax asset, less current portion                                              391,102                    391,102
Other noncurrent assets                                                               228,685                    645,558
                                                                               --------------           ----------------
   Total assets                                                                $  111,540,382           $    112,004,003
                                                                               ==============           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Short-term debt                                                               $    1,078,000               $  1,338,000
 Current maturities of long-term debt                                               4,872,298                  5,331,579
 Accounts payable                                                                   1,793,713                  1,576,035
 Accrued liabilities                                                                2,682,481                  1,771,124
 Deferred revenue, current portion                                                    557,852                    733,907
                                                                               --------------           ----------------
   Total current liabilities                                                       10,984,344                 10,750,645

Long-term debt, less current portion                                               25,334,101                 26,251,245
Deferred revenue, less current portion                                              2,467,729                  2,480,085
                                                                               --------------           ----------------
         Total liabilities                                                         38,786,174                 39,481,975
                                                                               --------------           ----------------

Commitments and contingencies

Stockholders' Equity:
 Preferred stock                                                                           --                         --
 Common stock                                                                          63,369                     63,291
 Additional paid-in capital                                                        57,951,184                 57,877,642
 Retained earnings                                                                 15,277,614                 14,686,095
 Treasury stock                                                                      (537,959)                  (105,000)
                                                                               --------------           ----------------
   Total stockholders' equity                                                      72,754,208                 72,522,028
                                                                               --------------           ----------------
   Total liabilities and stockholders' equity                                  $  111,540,382           $    112,004,003
                                                                               ==============           ================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                                        For the three months ended
                                                                               -------------------------------------------
                                                                                   March 31,                  March 31,
                                                                                     2001                        2000
                                                                               ---------------              --------------
Revenues:
 Royalties                                                                     $     5,434,595              $    5,521,820
 Franchise fees                                                                        150,000                     155,850
 Developer fees                                                                         84,482                     303,894
 Restaurant sales                                                                    7,416,143                   5,746,973
 Brand contribution                                                                  1,729,018                   1,603,457
 Other fees and revenue                                                                533,308                   1,089,844
                                                                               ---------------              --------------
    Total revenues                                                                  15,347,546                  14,421,838
                                                                               ---------------              --------------

Operating expenses:
 Service costs:
  Royalties                                                                          1,292,943                   1,285,273
  Franchise fees                                                                        60,000                      75,000
                                                                               ---------------              --------------
                                                                                     1,352,943                   1,360,273
                                                                               ---------------              --------------
Restaurant operations:
 Cost of sales                                                                       2,047,642                   1,639,560
 Labor costs                                                                         3,183,299                   2,284,379
 Operating expenses                                                                  1,588,337                   1,306,395
                                                                               ---------------              --------------
                                                                                     6,819,278                   5,230,334
                                                                               ---------------              --------------
Equity loss on investment                                                               16,130                           0
                                                                               ---------------              --------------
General and administrative                                                           4,682,867                   4,953,637
                                                                               ---------------              --------------
Depreciation and amortization                                                          998,304                     925,920
                                                                               ---------------              --------------
    Total operating expenses                                                        13,869,522                  12,470,164
                                                                               ---------------              --------------

    Income from operations                                                           1,478,024                   1,951,674

Other:
 Interest income                                                                       263,182                     762,867
 Interest expense                                                                     (785,687)                   (843,463)
                                                                               ---------------              --------------

    Income before provision for income taxes                                           955,519                   1,871,078

Provision for income taxes                                                             364,000                     682,943
                                                                               ---------------              --------------

Net Income                                                                     $       591,519              $    1,188,135
                                                                               ===============              ==============

Earnings per share-basic                                                       $          0.08              $         0.16
                                                                               ===============              ==============

Earnings per share-diluted                                                     $          0.08              $         0.16
                                                                               ===============              ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                      Common Stock
                             ----------------------------
                                                               Additional                                          Total
                               Number of         Stated         Paid-in        Retained        Treasury         Stockholders'
                                 Shares         Capital         Capital        Earnings         Stock              Equity
                             ------------      ----------     ------------    ----------     ------------     ----------------
Balance - January 1, 2000       7,427,714        $ 63,135     $ 57,779,291    $ 16,997,155     $ (105,000)        $ 74,734,581

Issuance of common stock
   in connection with
   employee stock
   purchase plan                   15,628             156           85,243              --             --               85,399
Options issued for                     --              --           13,108              --             --               13,108
 services
Net loss                               --              --               --      (2,311,060)            --           (2,311,060)
                             ------------        --------     ------------    ------------     ----------         ------------

Balance - December 31, 2000     7,443,342          63,291       57,877,642      14,686,095       (105,000)         $72,522,028

Issuance of warrants                   --              --           57,000              --             --               57,000
Issuance of common stock
   in connection with
   employee stock
   purchase plan                    7,821              78           16,542              --             --               16,620
Acquisition of treasury
   stock (116,500 shares)              --              --               --              --       (432,959)            (432,959)
Net income                             --              --               --         591,519             --              591,519
                             ------------        --------     ------------    ------------     ----------         ------------

Balance - March 31, 2001        7,451,163        $ 63,369     $ 57,951,184    $ 15,277,614     $ (537,959)        $ 72,754,208
                             ============        ========     ============    ============     ==========         ============

PREFERRED STOCK

     Authorized 1,000,000 Class C shares, no par value; no shares outstanding at March 31, 2001, or December 31, 2000.

COMMON STOCK

     Authorized 30,000,000 shares, no par value; 7,451,163 shares issued at March 31, 2001, 7,443,342 shares issued at December 31, 2000, and 7,427,714 shares issued at January 1, 2000. Shares issued include 126,500, 10,000 and 10,000 shares in treasury at March 31, 2001, December 31, 2000, and January 1, 2000, respectively.

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   For the three months ended
                                                                               ---------------------------------
                                                                                  March 31,            March 31,
                                                                                    2001                 2000
                                                                                ------------         -----------
Cash flows from operating activities:
   Net income                                                                   $    591,519         $ 1,188,135
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization                                                  998,304             925,920
      Provisions for uncollectible accounts and impairment of                        200,502              57,994
       assets
      Deferred revenue                                                              (239,912)           (664,040)
      Equity loss on investment                                                       16,130                  --
      Changes in:
         Accounts receivable                                                        (186,511)           (751,412)
         Prepaid expenses and other assets                                          (194,429)           (171,786)
         Accounts payable and accrued liabilities                                  1,126,404          (1,624,947)
                                                                                ------------         -----------
            Net cash provided by (used in) operating activities                    2,312,007          (1,040,136)
                                                                                ------------         -----------

Cash flows from investing activities:
   Purchase of property and equipment                                             (1,279,550)           (750,834)
   Purchase of real estate and restaurants held for sale                            (165,452)         (2,269,691)
   Sale of real estate and restaurants held for sale                                 995,077           2,522,749
   Acquisition of investments and intangible assets                               (1,791,762)           (996,693)
   Sale of investments and intangible assets                                          58,327                  --
   Issuance of notes receivable                                                      (57,547)         (2,756,617)
   Repayments on notes receivable                                                  1,737,279           5,173,030
                                                                                ------------         -----------
            Net cash provided by (used in) investing activities                     (503,628)            921,944
                                                                                ------------         -----------

Cash flows from financing activities:
   Sale of stock                                                                      16,620              69,592
   Acquisition of treasury stock                                                    (432,959)                 --
   Proceeds from issuance of debt                                                         --           4,770,353
   Repayment of debt                                                              (1,636,426)         (8,114,757)
                                                                                ------------         -----------
            Net cash used in financing activities                                 (2,052,765)         (3,274,812)
                                                                                ------------         -----------

Net decrease in cash and cash equivalents                                           (244,386)         (3,393,004)
Cash and cash equivalents at beginning of period                                   1,163,839           4,913,302
                                                                                ------------         -----------

Cash and cash equivalents at end of period                                      $    919,453         $ 1,520,298
                                                                                ============         ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1. - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. This information should be read in connection with the consolidated financial statements and footnotes thereto included in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements at March 31, 2000, and for the three month period ended March 31, 2000, to correspond with the presentation used at March 31, 2001, and for the three month period then ended.


Note 2. - Restaurant Operations

     A summary of certain operating information for Company-owned restaurants is presented below for the three month periods ended March 31, 2001 and 2000 (unaudited).

                                                                                                              Held for Sale
                                                                  Long-term Portfolio                          Restaurants
                                                 ---------------------------------------------------    ------------------------
                                                       Marketplaces            Schlotzsky's(R) Deli        Schlotzsky's(R) Deli
                                                 ------------------------    -----------------------    ------------------------
Quarter Ended March 31, 2001
   Restaurant sales                                          $  1,363,508               $  3,531,033                $  2,521,602
                                                 ------------------------    -----------------------    ------------------------

   Restaurant operations:
      Cost of sales                                               407,444                    916,941                     723,257
      Labor costs                                                 656,140                  1,303,946                   1,223,213
      Operating expenses                                          299,198                    563,201                     725,938
                                                -------------------------   -----------------------     ------------------------
                                                                1,362,782                  2,784,088                   2,672,408
                                                -------------------------   -----------------------     ------------------------
    Operating income (loss) before depreciation
      and amortization                                       $        726               $    746,945                $   (150,806)
                                                 ========================    =======================    ========================

Quarter Ended March 31, 2000
   Restaurant sales                                          $  1,319,838               $  2,674,853                $  1,752,282
                                                 ------------------------    -----------------------    ------------------------

   Restaurant operations:
      Cost of sales                                               407,281                    696,282                     535,997
      Labor costs                                                 588,233                    895,724                     800,422
      Operating expenses                                          312,913                    458,327                     535,155
                                                -------------------------   -----------------------     ------------------------
                                                                1,308,427                  2,050,333                   1,871,574
                                                -------------------------    -----------------------    ------------------------
   Operating income (loss) before depreciation
      and amortization                                       $     11,411               $    624,520                $   (119,292)
                                                 ========================    =======================    ========================

Note 3. - Segments

     The Company and its subsidiaries are principally engaged in franchising and operating quick service restaurants that feature made-to-order sandwiches with unique sourdough buns, pizzas and salads. At March 31, 2001, the Schlotzsky's system included 711 Company-owned and franchised stores in 38 states, the District of Columbia and ten foreign countries.

     The Company identifies segments based on management responsibility within the corporate structure. The Restaurant Operations segment operated restaurants for the purpose of product development, concept refinement, product and process testing and training and building brand awareness as well as restaurants held for sale. The Franchise Operations segment encompasses the franchising of restaurants, development of restaurants and the licensing of branded products for sale to the franchise system and retailers. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. Segment information and reconciliation to income before interest and income taxes is as follows (dollars in thousands; unaudited):

                                                            Restaurant                 Franchise
       Three months ended March 31, 2001                    Operations                 Operations               Consolidated
--------------------------------------------------  -------------------------  -------------------------  ------------------------
Revenue from external customers                                   $     7,416                $     7,932              $     15,348
Depreciation and amortization                                             453                        545                       998
Operating income                                                          144                      1,334                     1,478

Total assets                                                      $    34,396                $    77,144              $    111,540


                                                            Restaurant                 Franchise
       Three months ended March 31, 2000                    Operations                 Operations               Consolidated
--------------------------------------------------  -------------------------  -------------------------  ------------------------
Revenue from external customers                                   $     5,747                $     8,675              $     14,422
Depreciation and amortization                                             380                        546                       926
Operating income                                                          137                      1,815                     1,952

Total assets                                                      $    30,120                $    93,249              $    123,369

     Of the Restaurant Operations depreciation and amortization for the three months ended March 31, 2001, $304,000 was allocated to the long-term portfolio of restaurants ($143,000 for Marketplaces and $161,000 for Schlotzsky's(R) Delis) and $149,000 to restaurants held for sale. For the three months ended March 31, 2000, $259,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($137,000 for Marketplaces and $122,000 for Schlotzsky's(R) Delis) and $121,000 to restaurants held for sale.

Note 4. - Debt

     The Company's debt structure as of March 31, 2001, and December 31, 2000, is as follows (dollars in thousands):

                                                                         March 31,          December 31,
                                                                           2001                 2000
                                                                     ---------------      ---------------
                                                                        (UNAUDITED)
Short-term debt:
   Interim financing for real estate development                          $    1,078           $    1,338
                                                                     ---------------      ---------------
                                                                          $    1,078           $    1,338
                                                                     ===============      ===============
Long-term debt:
   Term note                                                              $   14,593           $   15,667
   Mortgages on Company-owned restaurants and equipment                       10,040               10,636
   Other obligations                                                           3,094                2,793
   Capital leases                                                              2,479                2,487
                                                                     ---------------      ---------------
                                                                              30,206               31,583

   Less current maturities of long-term debt                                  (4,872)              (5,332)
                                                                     ---------------      ---------------
   Long-term debt                                                         $   25,334           $   26,251
                                                                     ===============      ===============

Note 5. - Related Party Transactions

     As of March 31, 2001, and December 31, 2000, receivables from related parties were as follows (dollars in thousands):

                                                                             March 31,                  December 31,
                                                                               2001                         2000
                                                                     ------------------------      ------------------------
                                                                            (UNAUDITED)
Included in other receivables                                               $             683           $               303
Included in notes receivables                                                           8,287                         7,783
                                                                     ------------------------      ------------------------
                                                                            $           8,970           $             8,086
                                                                     ========================      ========================

Note 6. - Earnings Per Share

     Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings per common share are calculated as follows (in thousands, except per share data; unaudited):

                                                                              For the three months ended
                                                                   -----------------------------------------------
                                                                          March 31,                 March 31,
                                                                            2001                      2000
                                                                   ---------------------     ---------------------
Net income                                                              $            592          $          1,188
                                                                   =====================     =====================

Weighted average common shares outstanding                                         7,370                     7,430
Dilutive stock options                                                                67                        20
                                                                   ---------------------     ---------------------

Shares used to calculate diluted earnings per common share                         7,437                     7,450
                                                                   =====================     =====================

Earnings per share - basic and diluted                                  $           0.08          $           0.16
                                                                   =====================     =====================

Outstanding options and warrants that were not included in the diluted calculation because their effect would be
 anti-dilutive                                                                       954                       995
                                                                   =====================     =====================

Note 7. - Issuance of Warrants

     On February 15, 2001, in connection with a financing for Schlotzsky's National Advertising Association, Inc., and Schlotzsky's N.A.M.F., Inc., the Company issued warrants for the purchase of 30,000 shares of common stock. These warrants have an exercise price of $4.50 per share and expire in 2006. Utilizing the Black-Scholes option pricing model, the warrants were valued at $57,000. Schlotzsky's National Advertising Association, Inc., will reimburse the Company the cost of issuing the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OVERVIEW

     The following table reflects the changes in the Schlotzsky's(R) Deli system for the quarters ended March 31, 2001 and 2000. Systemwide data reflects both franchised and Company-owned restaurants. Percentage increases in sales-related data are based on comparison to the same period in the previous fiscal year.

                                                                                Three Months Ended
                                                               --------------------------------------------------
                                                                    March 31, 2001              March 31, 2000
                                                               ----------------------      ----------------------
          Restaurants Open - Beginning of Period                                  711                         743
                                                               ----------------------      ----------------------
          Openings During Period -
               New                                                                  7                           7
               Reopenings                                                           8                           4
                                                               ----------------------      ----------------------
                    Total Openings                                                 15                          11
          Closings During Period                                                  (15)                        (27)
                                                               ----------------------      ----------------------
          Restaurants Open - End of Period                                        711                         727
                                                               ======================      ======================

          Systemwide Sales                                               $107,170,000                $104,232,000
          Increase in Systemwide Sales                                            2.8%                       13.0%
          Increase in Same Store Sales                                            2.6%                        5.7%
          Average Weekly Sales                                           $     11,611                $     10,951
          Increase in Average Weekly Sales                                        6.0%                        6.8%

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     REVENUE.  Total revenue increased 6.4% to $15,348,000 from $14,422,000.

     ROYALTIES decreased 1.6% to $5,435,000 from $5,522,000. The decrease was due to a decreased number of franchised restaurants in 2001 compared to 2000, offset by an increase in same store sales of 2.6% and an increase in average weekly sales per restaurant of 6.0%.

     FRANCHISE FEES decreased 3.8% to $150,000 from $156,000. The same number of new restaurants were opened in each quarter.

     DEVELOPER FEES decreased 72.2% to $84,000 from $304,000. The decrease reflects the termination of three international master licensees in the fourth quarter of 2000 and the deferral of amortization into income of deferred revenue for certain underperforming international master licensees and domestic area developers to the extent of uncollected notes receivable.

     RESTAURANT SALES increased 29.0% to $7,416,000 from $5,747,000. The increase is due to the operation of six additional restaurants (one restaurant in the long-term portfolio and five held for sale restaurants) at March 31, 2001, compared to March 31, 2000, an increase in prices, an increase in same store sales of 12.3% for Company-owned restaurants and an increase in average weekly sales for Company-owned restaurants of 11.2%. As of March 31, 2001, there were 30 Company-owned restaurants, compared to 24 at March 31, 2000, of which 17 and 12, respectively, were held for sale.

     SCHLOTZSKY'S(R) DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 7.8% to $1,729,000 from $1,603,000. The increase was a result of increased systemwide sales, as well as more favorable terms with certain major suppliers, and an increase in the sales of Schlotzsky's(R) Deli branded products through retail channels.

     OTHER FEES AND REVENUE decreased 51.1% to $533,000 from $1,090,000. This decrease was due to the elimination of revenue generated by the former Turnkey Program, which was cancelled in mid-2000.

     OPERATING EXPENSES. SERVICE COSTS decreased 0.5% to $1,353,000 from $1,360,000. This decrease was primarily due to the decrease in franchise fee costs offset by an increase in royalties cost.

     RESTAURANT OPERATIONS increased 30.4% to $6,819,000 from $5,230,000. This increase is primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES increased 24.9% to $2,048,000 from $1,640,000, but decreased as a percentage of restaurant sales to 27.6% from 28.5%. RESTAURANT LABOR COSTS increased 39.4% to $3,183,000 from $2,284,000 and increased as a percentage of restaurant sales to 42.9% from 39.7%. RESTAURANT OPERATING EXPENSES increased 21.5% to $1,588,000 from $1,307,000, but decreased as a percentage of restaurant sales to 21.4% from 22.7%. The decreases, as a percentage of restaurant sales, of restaurant cost of sales and restaurant operating expenses were primarily due to increased operational efficiencies and cost controls. The increase in restaurant labor costs as a percentage of restaurant sales was primarily due to increased manager coverage at the restaurants to build sales and implement cost controls and the addition of health care benefits to hourly restaurant employees beginning midway through the first quarter of 2000. On an overall basis, costs as a percentage of restaurant sales are higher at restaurants held for sale, and the proportion of restaurants held for sale to total Company-owned restaurants is higher this year than last year.

     EQUITY LOSS ON INVESTMENTS represents the Company's 50% interest in a limited liability company which operates a Schlotzsky's(R) Deli restaurant which opened in the second half of 2000.

     GENERAL AND ADMINISTRATIVE EXPENSES decreased 5.5% to $4,683,000 from $4,954,000 and decreased to 30.5% from 34.4% as a percentage of revenue. The decrease is due primarily to a decrease in salaries and benefits, as a result of a reduction in the number of employees, as well as decreases in travel and professional fees, offset partially by increases in insurance and the allowance for doubtful accounts.

     DEPRECIATION AND AMORTIZATION increased 7.8% to $998,000 from $926,000, due primarily to the increase in the number of Company-owned restaurants.

     INTEREST INCOME decreased 65.5% to $263,000 from $763,000. The decrease was due to the decrease in the amount of outstanding notes receivable and the nonrecognition of interest income on certain underperforming notes receivable.

     INTEREST EXPENSE decreased 6.8% to $786,000 from $843,000 due to a decrease in the level of outstanding debt, partially offset by higher interest rates.

     PROVISION FOR INCOME TAXES decreased 46.7% to $364,000 from $683,000. The effective tax rate was 38.1% in 2001 and 36.5% in 2000.

     NET INCOME decreased 50.2% to $592,000 from $1,188,000 due to the factors discussed above. Earnings per share, both basic and diluted, were $0.08 compared to $0.16 in the prior year.

Liquidity and Capital Resources

     Cash and cash equivalents decreased $244,000 in the quarter ended March 31, 2001, and decreased $3,393,000 in the quarter ended March 31, 2000. Cash flows are impacted by operating, investing and financing activities.

     Operating activities provided $2,312,000 of cash in 2001 and used $1,040,000 of cash in 2000. The increase in cash provided in 2001 compared to 2000 was the net result of lower net income in 2001 offset by increased provisions for uncollectible accounts, lower recognition of deferred revenue and a reduced use of cash for certain working capital accounts.

     Investing activities used $504,000 of cash in 2001 and provided $922,000 of cash in 2000. The increase in cash used in 2001 compared to 2000 was the net result of a decline in expenditures for real estate and restaurants held for sale and collections of notes receivable offset by an increase in expenditures for the acquisition of real estate sites for future Company-owned restaurants and a reduction in the amount of new notes receivable issued.

     Financing activities used $2,053,000 of cash in 2001 and used $3,275,000 of cash in 2000. The decrease in cash used in 2001 compared to 2000 is the net result of a reduction of principal payments on debt offset by purchases of treasury stock in 2001 and the incurrence of additional debt in 2000.

     The Company's Credit Agreement with a group of banks prohibits the payment of dividends and imposes a number of restrictions on the Company, including limitations on additional borrowings, capital expenditures, contingent liabilities and limits stock repurchases. The Credit Agreement requires the Company to maintain certain financial ratios, working capital and net worth. Certain mortgage debt of the Company also contains restrictive covenants. While the Company is currently in compliance with all of these covenants, any failure to do so in the future could have material adverse consequences to the Company.

     The Company's scheduled maturities of debt through March 31, 2002, approximate $5,950,000 (including short-term debt). In addition, the Company's Credit Agreement requires the application to the term note of 75% of net cash proceeds from the sale or refinancing of certain real estate and restaurants held for sale. Subsequent to March 31, 2001, an additional $491,000 principal reduction was made under this provision.

     The Company guarantees certain loans, leases and other obligations of franchisees and others. At December 31, 2000, these contingent liabilities totaled approximately $30,000,000. Subsequent to March 31, 2001, the Company guaranteed a bank term note of $3,500,000 to Schlotzsky's National Advertising Association, Inc., and Schlotzsky's N.A.M.F., Inc., the proceeds of which were used by those entities to repay a portion of their demand notes payable to the Company.

     The Company plans to develop additional Company-owned restaurants. The Company anticipates opening three Company-owned restaurants in the Austin, Texas, market by December 31, 2001. The Company anticipates funding these restaurants through long-term mortgage financing or available working capital. The Company has also acquired the building sites for two additional restaurants in the Austin, Texas market which the Company intends to be operated by limited liability companies in which the Company will have an equity investment.

     The Company also has an option, through June 30, 2002, to acquire the rights held by its largest area developer. The exercise price of the option is $28,200,000, of which a nonrefundable $4,582,000 has been paid. The exercise of the option will require the further payment of $3,500,000 in cash at closing and the execution of a $20,118,000 note to the area developer. The note would bear interest at 8% and require four semi-annual $2,000,000 principal payments commencing on June 30, 2003, with all remaining principal due on June 30, 2005. In the event the option is not exercised on or before June 30, 2002, the Company will be required to pay a fee of $1,700,000.

     The Company's Board of Directors has authorized the repurchase of up to one million shares of the Company's outstanding Common Stock. In 1998, 10,000 shares were repurchased for $105,000. Since December 31, 2000, through May 8, 2001, the Company has repurchased an additional 151,500 shares at a total cost of approximately $579,000.

     The Company believes that its cash flows from operations, along with its borrowing capacity are adequate to fund its operations, debt maturities, restaurant development program, stock repurchase program and area developer rights repurchase program.

Forward-Looking Statements

     This report contains "forward-looking statements," as defined under the federal securities laws. Forward-looking statements include those regarding the adequacy of cash flows and borrowings to fund operations and other uses of cash, and the Company's plans to open new restaurants, repurchase additional shares and reacquire area developer rights. Forward-looking statements reflect the Company's expectations based on current information. The Company undertakes no obligation to update any forward-looking statements. Shareholders and prospective investors are cautioned that actual future results may be materially different because of various risks and uncertainties, including, but not limited to, the factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, under the heading "Risk Factors."

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the underlying obligations are either variable or fixed for such a short period of time to effectively become variable.

     At March 31, 2001, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $146,000 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at March 31, 2001. Since the Company's bank loans are at variable rates, the fair values of the Company's bank loans are not affected by changes in market interest rates.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     None.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5.   OTHER INFORMATION

     None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          None.

     (b)  Current Reports on Form 8-K:
          None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SCHLOTZSKY'S, INC.


                               By: /s/ John C. Wooley
                                   ----------------------------------------

                                   John C. Wooley
                                   Chairman of the Board,
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



                              By:  /s/ Richard H. Valade
                                   ----------------------------------------

                                   Richard H. Valade
                                   Executive Vice President,
                                   Treasurer and Chief Financial Officer
                                   (Principal Financial Officer)



                              By:  /s/ Matthew D. Osburn
                                   ----------------------------------------

                                   Matthew D. Osburn
                                   Controller and Assistant Treasurer
                                   (Principal Accounting Officer)

Austin, Texas
May 15, 2001