Form 10-Q
period 2001-06-30
SCHLOTZSKYS INC
filed 2001-08-14
CIK 1002178

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                         -----------------------------


                                   FORM 10-Q



               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                 For the quarterly period ended June 30, 2001


                        Commission File Number: 0-27008


                         -----------------------------


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

                        ------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                   Shares Outstanding at August 10, 2001
Common Stock, no par value                           7,282,690


================================================================================

                              SCHLOTZSKY'S, INC.

                              Index to Form 10-Q
                          Quarter Ended June 30, 2001

                                                            Page No.
                                                            --------

Part I                            FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets -
             June 30, 2001 and December 31, 2000                               1

             Condensed Consolidated Statements of Income -
             Three and Six Months Ended June 30, 2001 and June 30, 2000        2

             Condensed Consolidated Statement of Stockholders' Equity -
             Six Months Ended June 30, 2001 and Year Ended December 31, 2000   3

             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2001 and June 30, 2000                  4

             Notes to Condensed Consolidated Financial Statements              5

  Item 2.    Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                         9

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk       14


Part II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                                15

  Item 2.    Changes in Securities and Use of Proceeds                        15

  Item 3.    Defaults Upon Senior Securities                                  15

  Item 4.    Submission of Matters to a Vote of Security Holders              15

  Item 5.    Other Information                                                15

  Item 6.    Exhibits and Reports on Form 8-K                                 15


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,                  December 31,
                                                                                       2001                        2000
                                                                                   ------------                ------------
                                                                                    (Unaudited)
                        ASSETS
Current Assets:
  Cash and cash equivalents...................................................     $  1,966,382                $  1,163,839
  Accounts receivable, net:
     Royalties................................................................          624,045                   1,101,865
     Brands...................................................................        1,224,766                   1,221,090
     Other....................................................................        1,882,238                   2,796,597
  Prepaids, inventory and other assets........................................        1,280,512                     933,884
Current portion of:
     Notes receivable.........................................................        2,254,270                   8,243,524
     Real estate and restaurants held for sale................................        9,994,019                   7,938,278
     Deferred tax asset.......................................................        2,575,913                   2,575,913
                                                                                   ------------                ------------
     Total current assets.....................................................       21,802,145                  25,974,990

Property, equipment and leasehold improvements, net...........................       24,652,151                  23,117,266
Real estate and restaurants held for sale, less current portion...............        9,420,748                  10,927,063
Notes receivable, less current portion........................................       11,868,550                  10,930,141
Investments...................................................................        1,748,399                   1,802,851
Intangible assets, net........................................................       42,238,970                  38,215,032
Deferred tax asset, less current portion......................................          391,102                     391,102
Other noncurrent assets.......................................................          213,769                     645,558
                                                                                   ------------                ------------
     Total assets.............................................................     $112,335,834                $112,004,003
                                                                                   ============                ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt.............................................................     $    795,423                $  1,338,000
  Current maturities of long-term debt........................................        5,227,092                   5,331,579
  Accounts payable............................................................        1,757,147                   1,576,035
  Accrued liabilities.........................................................        2,457,675                   1,771,124
  Deferred revenue, current portion...........................................          746,700                     733,907
                                                                                   ------------                ------------
     Total current liabilities................................................       10,984,037                  10,750,645

Long-term debt, less current portion..........................................       25,924,060                  26,251,245
Deferred revenue, less current portion........................................        2,132,257                   2,480,085
                                                                                   ------------                ------------
     Total liabilities........................................................       39,040,354                  39,481,975
                                                                                   ------------                ------------
Commitments and contingencies

Stockholders' Equity:
  Preferred stock.............................................................               --                          --
  Common stock................................................................           63,369                      63,291
  Additional paid-in capital..................................................       57,951,184                  57,877,642
  Retained earnings...........................................................       16,028,552                  14,686,095
  Treasury stock..............................................................         (747,625)                   (105,000)
                                                                                   ------------                ------------
     Total stockholders' equity...............................................       73,295,480                  72,522,028
                                                                                   ------------                ------------
     Total liabilities and stockholders' equity...............................     $112,335,834                $112,004,003
                                                                                   ============                ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                             Three Months Ended                Six Months Ended
                                                        ----------------------------      --------------------------
                                                          June 30,        June 30,         June 30,       June 30,
                                                           2001             2000             2001           2000
                                                        -----------      -----------      -----------   ------------
Revenues
 Royalties.....................................         $ 5,733,405      $ 5,902,376      $11,168,001    $11,424,194
 Franchise fees................................              35,000          115,000          185,000        270,850
 Developer fees................................              85,566          197,947          170,048        501,842
 Restaurant sales..............................           7,648,059        6,232,979       15,064,202     11,979,952
 Brand contribution............................           1,967,129        1,844,993        3,696,146      3,448,451
 Other fees and revenue........................             594,595          350,763        1,127,529      1,440,607
                                                        -----------      -----------      -----------    -----------
     Total revenues............................          16,063,754       14,644,058       31,410,926     29,065,896
                                                        -----------      -----------      -----------    -----------
Expenses
 Service costs:
  Royalties....................................           1,191,288        1,378,969        2,484,231      2,664,243
  Franchise fees...............................              17,500           54,167           77,500        129,167
                                                        -----------      -----------      -----------    -----------
                                                          1,208,788        1,433,136        2,561,731      2,793,410
                                                        -----------      -----------      -----------    -----------

 Restaurant operations:
  Cost of sales................................           2,146,036        1,774,367        4,193,678      3,413,927
  Labor cost...................................           3,163,864        2,567,695        6,347,163      4,851,814
  Operating expenses...........................           1,765,119        1,288,682        3,353,455      2,595,337
                                                        -----------      -----------      -----------    -----------
                                                          7,075,019        5,630,744       13,894,296     10,861,078
                                                        -----------      -----------      -----------    -----------

 Equity loss on investment.....................              38,696               --           54,452             --
 General and administrative....................           5,006,884       12,264,327        9,689,753     17,217,962
 Depreciation and amortization.................           1,039,465          944,830        2,037,768      1,870,749
                                                        -----------      -----------      -----------    -----------
     Total expenses............................          14,368,852       20,273,037       28,238,000     32,743,199
                                                        -----------      -----------      -----------    -----------

     Income (loss) from operations.............           1,694,902       (5,628,979)       3,172,926     (3,677,303)
                                                        -----------      -----------      -----------    -----------
Other
 Interest income...............................             267,084          681,229          530,266      1,444,095
 Interest expense..............................            (707,048)        (768,885)      (1,492,735)    (1,612,348)
                                                        -----------      -----------      -----------    -----------
     Income (loss) before income taxes.........           1,254,938       (5,716,635)       2,210,457     (3,845,556)
                                                        -----------      -----------      -----------    -----------

Provision (credit) for income taxes............             504,000       (1,712,488)         868,000     (1,029,544)
                                                        -----------      -----------      -----------    -----------

     Net income (loss).........................         $   750,938      $(4,004,147)     $ 1,342,457    $(2,816,012)
                                                        ===========      ===========      ===========    ===========

Earnings per common share - basic:                      $      0.10      $     (0.54)     $      0.18    $     (0.38)
                                                        ===========      ===========      ===========    ===========

Earnings per common share - diluted:                    $      0.10      $     (0.54)     $      0.18    $     (0.38)
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

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                     Common Stock
                                ------------------------   Additional                                    Total
                                Number of        Stated      Paid-in      Retained      Treasury     Stockholders'
                                  Shares        Capital      Capital      Earnings        Stock          Equity
                                 ----------    ---------  -------------  -----------    ----------     ------------
Balance - January 1, 2000.......  7,427,714    $  63,135  $  57,779,291  $16,997,155    $ (105,000)    $ 74,734,581
Issuance of common stock
  in connection with
  employee stock
  purchase plan.................     15,628          156         85,243           --            --           85,399
Options issued for services.....         --           --         13,108           --            --           13,108
Net loss........................         --           --             --   (2,311,060)           --       (2,311,060)
                                 ----------    ---------  -------------  -----------    ----------     ------------

Balance - December 31, 2000.....  7,443,342       63,291     57,877,642   14,686,095      (105,000)      72,522,028

Issuance of warrants............         --           --         57,000           --            --           57,000
Issuance of common stock
  in connection with
  employee stock
  purchase plan.................      7,821           78         16,542           --            --           16,620
Acquisition of treasury
  stock (163,500 shares)........         --           --             --           --      (642,625)        (642,625)
Net income......................         --           --             --    1,342,457            --        1,342,457
                                 ----------    ---------  -------------  -----------    ----------     ------------

Balance - June 30, 2001.........  7,451,163    $  63,369  $  57,951,184  $16,028,552    $ (747,625)    $ 73,295,480
                                 ==========    =========  =============  ===========    ==========     ============


PREFERRED STOCK

  Authorized 1,000,000 Class C shares, no par value; no shares outstanding at June 30, 2001, December 31, 2000 or January 1, 2000.

COMMON STOCK

  Authorized 30,000,000 shares, no par value; 7,451,163 shares issued at June 30, 2001, 7,443,342 shares issued at December 31, 2000, and 7,427,714 shares issued at January 1, 2000. Shares issued include 173,500, 10,000 and 10,000 shares in treasury at June 30, 2001, December 31, 2000, and January 1, 2000, respectively.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    For the six months ended
                                                                                 --------------------------------
                                                                                  June 30,              June 30,
                                                                                    2001                  2000
                                                                                 -----------         ------------
Cash flows from operating activities:
  Net income (loss)..........................................................    $ 1,342,457         $ (2,816,012)
  Adjustments to reconcile net income to cash provided by (used in)
     operating activities:
     Provision for deferred taxes............................................             --           (1,969,183)
     Depreciation and amortization...........................................      2,037,768            1,870,749
     Provisions for uncollectible accounts and impairment of assets .........        784,857            5,834,461
     Amortization of deferred revenue........................................       (427,548)            (612,447)
     Equity loss on investment...............................................         54,452                   --
     Changes in:
        Accounts receivable..................................................        498,963           (2,027,850)
        Prepaid expenses and other assets....................................         85,161              551,440
        Accounts payable and accrued liabilities.............................        867,664           (3,143,960)
                                                                                 -----------         ------------
           Net cash provided by (used in) operating activities...............      5,243,774           (2,312,802)
                                                                                 -----------         ------------
Cash flows from investing activities:
  Purchase of property and equipment.........................................     (2,703,488)          (1,503,410)
  Purchase of real estate and restaurants held for sale......................     (1,816,338)          (3,088,057)
  Sale of property, equipment, real estate and restaurants held for
     sale....................................................................      1,495,973            3,481,061
  Acquisition of investments and intangible assets...........................     (1,937,308)          (1,046,862)
  Sale of investments and intangible assets..................................         64,608                   --
  Issuance of notes receivable...............................................       (703,749)          (4,651,807)
  Repayments on notes receivable.............................................      4,663,363           10,509,996
                                                                                 -----------         ------------
     Net cash provided by (used in) investing activities ....................       (936,939)           3,700,921
                                                                                 -----------         ------------
Cash flows from financing activities:
  Sale of stock..............................................................         16,620               69,074
  Issuance of warrants.......................................................         57,000                   --
  Acquisition of treasury stock..............................................       (642,625)                  --
  Proceeds from issuance of debt.............................................        833,917            8,449,299
  Repayment of debt..........................................................     (3,769,204)         (11,212,839)
                                                                                 -----------         ------------
     Net cash used in financing activities ..................................     (3,504,292)          (2,694,466)
                                                                                 -----------         ------------

Net increase (decrease) in cash and cash equivalents.........................        802,543           (1,306,347)
Cash and cash equivalents at beginning of period.............................      1,163,839            4,913,302
                                                                                 -----------         ------------

Cash and cash equivalents at end of period...................................    $ 1,966,382         $  3,606,955
                                                                                 ===========         ============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. - Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. This information should be read in connection with the consolidated financial statements and footnotes thereto included in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

Reclassifications

  Certain reclassifications have been made to the condensed consolidated financial statements at June 30, 2000, and for the three and six month periods ended June 30, 2000, to correspond with the presentation used at June 30, 2001, and for the three and six month periods then ended.


Note 2. - Restaurant Operations

  A summary of certain operating information for Company-owned restaurants is presented below for the three and six month periods ended June 30, 2001 and 2000 (dollars in thousands; unaudited).

                                                                                 Held for Sale
                                                     Long-term Portfolio          Restaurants
                                                 ---------------------------      -----------
                                                               Schlotzsky's(R)   Schlotzsky's(R)
                                                 Marketplaces      Delis             Delis
                                                 -----------    ------------      -----------
Three months ended June 30, 2001
   Restaurant sales..........................    $     1,384    $      3,610      $     2,654
                                                 -----------    ------------      -----------
   Restaurant operations:
     Cost of sales...........................            416             967              763
     Labor costs.............................            654           1,295            1,215
     Operating expenses......................            344             606              815
                                                 -----------    ------------      -----------
                                                       1,414           2,868            2,793
                                                 -----------    ------------      -----------

  Operating income (loss) before
     depreciation and amortization...........    $       (30)   $        742      $      (139)
                                                 ===========    ============      ===========

Three months ended June 30, 2000
  Restaurant sales...........................    $     1,391    $      2,834      $     2,008
                                                 -----------    ------------      -----------

  Restaurant operations:
     Cost of sales...........................            426             754              594
     Labor costs.............................            642           1,040              886
     Operating expenses......................            307             442              540
                                                 -----------    ------------      -----------
                                                       1,375           2,236            2,020
                                                 -----------    ------------      -----------

  Operating income (loss) before
     depreciation and amortization...........    $        16    $        598      $       (12)
                                                 ===========    ============      ===========

                  Note 2. - Restaurant Operations Continued

                                                                                 Held for Sale
                                                     Long-term Portfolio          Restaurants
                                                 ---------------------------      -----------
                                                               Schlotzsky's(R)   Schlotzsky's(R)
                                                 Marketplaces      Delis             Delis
                                                 -----------    ------------      -----------
Six months ended June 30, 2001
   Restaurant sales..........................    $     2,747    $      7,141      $     5,176
                                                 -----------    ------------      -----------
   Restaurant operations:
      Cost of sales..........................            823           1,884            1,487
       Labor costs...........................          1,310           2,599            2,438
       Operating expenses....................            643           1,169            1,541
                                                 -----------    ------------      -----------
                                                       2,776           5,652            5,466
                                                 -----------    ------------      -----------
   Operating income (loss) before
    depreciation and amortization............    $       (29)   $      1,489      $      (290)
                                                 ===========    ============      ===========
Six months ended June 30, 2000
   Restaurant sales..........................    $     2,711    $      5,509      $     3,760
                                                 -----------    ------------      -----------

   Restaurant operations:
       Cost of sales.........................            833           1,451            1,130
       Labor costs...........................          1,230           1,936            1,686
       Operating expenses....................            619             901            1,075
                                                 -----------    ------------      -----------
                                                       2,682           4,288            3,891
                                                 -----------    ------------      -----------
   Operating income (loss) before
    depreciation and amortization............    $        29    $      1,221      $      (131)
                                                 ===========    ============      ===========


Note 3. - Segments

  The Company and its subsidiaries are principally engaged in franchising and operating quick-service restaurants that feature made-to-order sandwiches with unique sourdough buns, pizzas and salads. At June 30, 2001, the Schlotzsky's system included 702 Company-owned and franchised restaurants in 38 states, the District of Columbia and ten foreign countries. The Company operated 30 restaurants as of June 30, 2001.

  The Company identifies segments based on management responsibility within the corporate structure. The Restaurant Operations segment operates restaurants for the purpose of product development, concept refinement, product and process testing and training and building brand awareness as well as restaurants held for sale. The Franchise Operations segment encompasses the franchising of restaurants, development of restaurants and the licensing of branded products for sale to the franchise system and retailers. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. Segment information and reconciliation to income before interest and income taxes is as follows (dollars in thousands; unaudited):

                                                     Restaurant                     Franchise
       Three months ended June 30, 2001              Operations                     Operations                Consolidated
-----------------------------------------------    -------------                ----------------          ------------------
Revenue from external customers ...............         $ 7,648                      $ 8,416                    $ 16,064
Depreciation and amortization .................             450                          589                       1,039
Operating income ..............................             123                        1,572                       1,695

Total assets ..................................         $34,789                      $77,547                    $112,336

Note 3. - Segments Continued

                                                     Restaurant                     Franchise
       Three months ended June 30, 2000              Operations                     Operations                Consolidated
-----------------------------------------------    -------------                ----------------          ------------------
Revenue from external customers ...............       $ 6,233                      $ 8,411                     $ 14,644
Depreciation and amortization .................           404                          541                          945
Operating income (loss)........................           198                       (5,827)                      (5,629)

Total assets ..................................       $37,236                      $86,525                     $123,761

Of the Restaurant Operations depreciation and amortization for the three months ended June 30, 2001, $309,000 was allocated to the long-term portfolio of restaurants ($146,000 for Marketplaces and $163,000 for Schlotzsky's(R) Delis) and $141,000 to restaurants held for sale. For the three months ended June 30, 2000, $272,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($138,000 for Marketplaces and $134,000 for Schlotzsky's(R) Delis) and $132,000 to restaurants held for sale.

                                                     Restaurant                     Franchise
         Six months ended June 30, 2001              Operations                     Operations                Consolidated
-----------------------------------------------    -------------                ----------------          ------------------
Revenue from external customers ...............        $15,064                     $16,347                    $ 31,411
Depreciation and amortization .................            902                       1,136                       2,038
Operating income ..............................            268                       2,905                       3,173

Total assets ..................................        $34,789                     $77,547                    $112,336


                                                     Restaurant                     Franchise
         Six months ended June 30, 2000              Operations                     Operations                Consolidated
-----------------------------------------------    -------------                ----------------          ------------------

Revenue from external customers ...............        $11,980                     $17,086                    $ 29,066
Depreciation and amortization .................            783                       1,088                       1,871
Operating income (loss)........................            336                      (4,013)                     (3,677)

Total assets...................................        $37,236                     $86,525                    $123,761

  Of the Restaurant Operations depreciation and amortization for the six months ended June 30, 2001, $612,000 was allocated to the long-term portfolio of restaurants ($289,000 for Marketplaces and $323,000 for Schlotzsky's(R) Delis) and $290,000 to restaurants held for sale. For the six months ended June 30, 2000, $530,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($274,000 for Marketplaces and $256,000 for Schlotzsky's(R) Delis) and $253,000 to restaurants held for sale.

Note 4. - Debt

  The Company's debt structure as of June 30, 2001, and December 31, 2000, is as follows (dollars in thousands):

                                                                               June 30,                   December 31,
                                                                                2001                         2000
                                                                            ------------                  -----------
                                                                              (Unaudited)
Short-term debt:
  Interim financing for real estate development ......................      $       795                   $    1,338
                                                                            -----------                   ----------
                                                                            $       795                   $    1,338
                                                                            ===========                   ==========
Long-term debt:
  Term note .........................................................       $    13,092                   $   15,667
  Mortgages on Company-owned restaurants and equipment ..............            10,706                       10,636
  Other obligations .................................................             4,882                        2,793
  Capital leases ....................................................             2,471                        2,487

                                                                            -----------                   ----------
                                                                                 31,151                       31,583
                                                                            -----------                   ----------


Less current maturities of long-term debt ...........................            (5,227)                      (5,332)
                                                                            -----------                   ----------
Long-term debt .....................................................        $    25,924                   $   26,251
                                                                            ===========                   ==========


Note 5. - Related Party Receivables

  As of June 30, 2001 and December 31, 2000, receivables from related parties were as follows (dollars in thousands):

                                                                                June 30,                     December 31,
                                                                                  2001                          2000
                                                                              -----------                     ---------
                                                                              (Unaudited)
Included in other receivables  .................................               $       33                     $     303
Included in notes receivables ..................................                    5,082                         7,783
                                                                               ----------                     ---------
                                                                               $    5,115                     $   8,086
                                                                               ==========                     =========


Note 6. - Earnings Per Share

  Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per common share give effect to dilutive potential common shares. Earnings per common share are calculated as follows (in thousands, except per share data; unaudited):


                                                   Three Months Ended             Six Months Ended
                                                 June 30,      June 30,       June 30,       June 30,
                                                   2001         2000            2001          2000
                                                ---------     ---------       ----------    ----------
Net income (loss).............................  $     751     $  (4,004)      $    1,342    $   (2,816)
                                                =========     =========       ==========    ==========

Weighted average common shares outstanding          7,292         7,430            7,331         7,430
Dilutive stock options .......................        142            --              106            --
                                                ---------     ---------       ----------    ----------

Shares used to calculate diluted earnings per
 common share ................................      7,434         7,430            7,437         7,430
                                                =========     =========       ==========    ==========

Earnings per share - basic and diluted.......       $0.10     $   (0.54)           $0.18    $    (0.38)
                                                =========     =========       ==========    ==========

Outstanding options and warrants that were not
 included in the diluted calculation because
 their effect would be anti-dilutive ........         839           890              833           873
                                               ==========    ==========       ==========    ==========


Note 7. - New Accounting Pronouncements

  The Financial Accounting Standards Board has issued Statements No. 141 and No. 142, concerning accounting for business combinations and amortization of certain acquired intangible assets, respectively. The Statements become effective for the Company for calendar year 2002. The Company has not computed an analysis of the impact of these Statements on its results of operations and financial condition but does not believe it will be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

OVERVIEW

  The following table reflects the changes in the Schlotzsky's(R) Deli system for the three and six months ended June 30, 2001 and 2000. Systemwide data reflects both franchised and Company-owned restaurants. Percentage increases in sales-related data are based on comparison to the same period in the previous fiscal year.

                                                   Three Months Ended                 Six Months Ended
                                               June 30,          June 30,         June 30,         June 30,
                                                 2001              2000             2001             2000
                                            -------------     -------------     ------------    -------------
Restaurants Open - Beginning of Period                711               727              711              743
                                            -------------     -------------     ------------    -------------
Openings During Period -
     New                                                2                 8                9               15
     Reopenings                                         2                10               11               14
                                            -------------     -------------     ------------    -------------
          Total Openings                                4                18               20               29
Closings During Period                                (13)              (21)             (29)             (48)
                                            -------------     -------------     ------------    -------------
Restaurants Open - End of Period                      702               724              702              724
                                            =============     =============     ============    =============

Systemwide Sales                             $109,783,000      $110,110,000     $216,954,000     $214,340,000
Increase (decrease) in Systemwide Sales              (0.3%)             7.5%             1.2%            10.1%
Increase (decrease) in Same Store Sales              (0.8%)             4.1%             0.7%             4.8%
Average Weekly Sales                         $     12,000      $     11,699     $     11,809     $     11,329
Increase in Average Weekly Sales                      2.6%              8.2%             4.2%             9.2%

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

  REVENUE.  Total revenue increased 9.7% to $16,064,000 from $14,644,000.

  ROYALTIES decreased 2.9% to $5,733,000 from $5,902,000. The decrease was due to a decreased number of franchised restaurants in 2001 compared to 2000, an increased percentage of systemwide sales generated by Company-owned restaurants, which do not pay royalties, and a decrease in same store sales of 0.8%, partially offset by an increase in average weekly sales per restaurant of 2.6%.

  FRANCHISE FEES decreased 69.6% to $35,000 from $115,000. The decrease was principally a result of fourteen fewer openings of franchised restaurants during the three month period ended June 30, 2001 as compared to the same period in the prior year. The fewer number of openings was principally the result of the discontinuation of the Turnkey program in mid-2000 as well as the Company's increased emphasis on superior site selection for new restaurants and on more highly qualified franchisees.

  DEVELOPER FEES decreased 56.6% to $86,000 from $198,000. The decrease reflected the termination of three international master licensees in the fourth quarter of 2000 and the deferral of amortization into income of deferred revenue for certain underperforming international master licensees and domestic area developers to the extent of uncollected notes receivable.

  RESTAURANT SALES increased 22.7% to $7,648,000 from $6,233,000. The increase was due to the operation of five additional restaurants (one restaurant in the long-term portfolio and four held for sale restaurants) in the second quarter of 2001, compared to the second quarter of 2000, an increase in prices, an increase in same store sales of 5.7% for Company-owned restaurants and an increase in average weekly sales for Company-owned restaurants of 5.2%. As of June 30, 2001, there were 30 Company-owned restaurants, compared to 25 at June 30, 2000, of which 17 and 13, respectively, were held for sale.

  SCHLOTZSKY'S(R) DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 6.6% to $1,967,000 from $1,845,000. The increase was a result of more favorable terms with certain major suppliers as well as an increase in the sales of Schlotzsky's(R) Deli branded products through retail channels.

  OTHER FEES AND REVENUE increased 69.5% to $595,000 from $351,000. This increase was due primarily to a gain of approximately $140, 000 on the sale of real estate during the second quarter of 2001.

  OPERATING EXPENSES. SERVICE COSTS decreased 15.6% to $1,209,000 from $1,433,000. This decrease was primarily due to the Company's reacquisition of certain area developer territory rights during 2001. The Company anticipates an increase in service costs, as a percentage of royalties, in the third quarter due to a change in scheduled management fee payments on previously negotiated agreements.

  RESTAURANT OPERATIONS increased 25.6% to $7,075,000 from $5,631,000. This increase was primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES increased 21.0% to $2,146,000 from $1,774,000, but decreased as a percentage of net restaurant sales to 28.1% from 28.5%. The decrease as a percentage of net restaurant sales was due to improved controls and price increases which were partially offset by rising costs for meats and cheeses. The company performs ideal cost of sales calculations, computed on gross restaurant sales (before discounts and allowances), which vary due to seasonal changes in food commodity costs. At the end of the second quarter, due primarily to increases in meat and cheese costs, ideal cost of sales approximated 24.0%, up from approximately 23.0% at the beginning of the quarter. Based on these ideal cost of sales calculations, the Company targets cost of sales at 25.0% of gross restaurant sales. On this reporting basis, cost of sales for Delis in the long-term portfolio was 25.4% for the quarter and cost of sales for held for sale Delis was 27.2% for the quarter. Cost of sales at Marketplaces, which include full bakeries producing bread, pastries and muffins, are higher than at the Delis. RESTAURANT LABOR COST increased 23.2% to $3,164,000 from $2,568,000 and increased as a percentage of restaurant sales to 41.4% from 41.2%. Based on ideal hourly employee scheduling and a three manager team, the Company targets labor cost (hourly crew plus management) for Schlotzsky's(R) Delis at 31.0% of gross sales (before discounts and allowances). On this reporting basis, labor cost for Delis in the long-term portfolio was 34.1% for the quarter and labor cost for held for sale Delis was 43.3% for the quarter. Labor cost at Marketplaces, which include full bakeries, are higher than at the Delis. Labor cost overall were adversely impacted due to several managers in training for Company-owned restaurants under development and generally lower sales volumes at held for sale restaurants. RESTAURANT OPERATING EXPENSES increased 36.9% to $1,765,000 from $1,289,000 and increased as a percentage of restaurant sales to 23.1% from 20.7%. The increase in operating costs, as a percentage of sales, was due to higher voluntary contributions to advertising in the Austin market as well as increased repair, maintenance and utility costs. All cost components were adversely impacted by pre-opening costs for a held for sale restaurant opened this quarter as well as closing costs for a held for sale restaurant disposed of this quarter. The use of some Company-owned restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance. On an overall basis, costs, as a percentage of restaurant sales, are higher at restaurants held for sale, and the proportion of restaurants held for sale to total Company-owned restaurants was higher this year than last year.

  EQUITY LOSS ON INVESTMENTS represents the Company's 50% interest in a limited liability company which operates a Schlotzsky's(R) Deli restaurant which opened in the second half of 2000.

  GENERAL AND ADMINISTRATIVE EXPENSES decreased 59.2% to $5,007,000 from $12,264,000 and decreased to 31.2% from 83.7% as a percentage of revenue. The decrease was due primarily to the termination of the Turnkey program during the second quarter of 2000, which resulted in a non-cash, pre-tax charge of approximately $5,340,000, and a $955,000 additional provision for uncollectible accounts in 2000. The comparison to the prior year quarter was also impacted by reduced salaries and benefits, due to a reduced number of employees, reduced convention and franchisee meeting expenses, reduced legal and professional fees and reduced travel expenses offset by increases in insurance costs and property taxes on held for sale real estate.

  DEPRECIATION AND AMORTIZATION increased 9.9% to $1,039,000 from $945,000, due primarily to the increase in the number of Company-owned restaurants and reacquired area developer rights.

  INTEREST INCOME decreased 60.8% to $267,000 from $681,000. The decrease was due to the decrease in the amount of outstanding notes receivable and the nonrecognition of interest income on certain underperforming notes receivable.

  INTEREST EXPENSE decreased 8.1% to $707,000 from $769,000 due to reduced debt levels and interest capitalized on Company-owned restaurants under construction, partially offset by higher rates.

  PROVISION (CREDIT) FOR INCOME TAXES reflected a combined federal and state effective tax rate of 40.2% for the three months ended June 30, 2001, which was higher than the effective combined tax benefit rate of 30.0% for the comparable period in 2000 primarily due to certain state taxes being based in part on factors other than income.

  NET INCOME increased to $751,000 from a loss of $4,004,000 due to the factors discussed above. Earnings per share, both basic and diluted, were $0.10 compared to ($0.54) in the prior year.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

  REVENUE.  Total revenue increased 8.1% to $31,411,000 from $29,066,000.

  ROYALTIES decreased 2.2% to $11,168,000 from $11,424,000. The decrease was due to a decreased number of franchised restaurants in 2001 compared to 2000, an increased percentage of systemwide sales generated by Company-owned restaurants, which do not pay royalties, partially offset by an increase in same store sales of 0.7% and an increase in average weekly sales per restaurant of 4.2%.

  FRANCHISE FEES decreased 31.7% to $185,000 from $271,000. The decrease was principally a result of nine fewer openings of franchised restaurants during the six month period ended June 30, 2001 as compared to the same period in the prior year. The fewer number of openings was principally the result of the discontinuation of the Turnkey program in mid-2000 as well as the Company's increased emphasis on superior site selection for new restaurants and on more highly qualified franchisees.

  DEVELOPER FEES decreased 66.1% to $170,000 from $502,000. The decrease reflected the termination of three international master licensees in the fourth quarter of 2000 and the deferral of amortization into income of deferred revenue for certain underperforming international master licensees and domestic area developers to the extent of uncollected notes receivable.

  RESTAURANT SALES increased 25.7% to $15,064,000 from $11,980,000. The increase was due to the operation of five additional restaurants (one restaurant in the long-term portfolio and four held for sale restaurants) at June 30, 2001, compared to June 30, 2000, an increase in prices, an increase in same store sales of 8.8% for Company-owned restaurants and an increase in average weekly sales for Company-owned restaurants of 7.8%. As of June 30, 2001, there were 30 Company-owned restaurants, compared to 25 at June 30, 2000, of which 17 and 13, respectively, were held for sale.

  SCHLOTZSKY'S(R) DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 7.2% to $3,696,000 from $3,448,000. The increase was a result of increased systemwide sales, as well as more favorable terms with certain major suppliers, and an increase in the sales of Schlotzsky's(R) Deli branded products through retail channels.

  OTHER FEES AND REVENUE decreased 21.7% to $1,128,000 from $1,441,000. This decrease was due to the elimination of revenue generated by the former Turnkey Program, which was cancelled in mid-2000, net of a gain of approximately $140,000 on the sale of real estate during the second quarter of 2001.

  OPERATING EXPENSES. SERVICE COSTS decreased 8.3% to $2,562,000 from $2,793,000. This decrease was primarily due to the Company's reacquisition of certain area developer territory rights during 2001 as well as a decrease in franchise fee costs due to fewer restaurant openings during 2001 as compared to the prior year. The Company anticipates an increase in service costs, as a percentage of royalties, in the third quarter due to a change in scheduled management fee payments on previously negotiated agreements.

  RESTAURANT OPERATIONS increased 27.9% to $13,894,000 from $10,861,000. This increase was primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES increased 22.8% to $4,194,000 from $3,414,000, but decreased as a percentage of net restaurant sales to 27.8% from 28.5%. The decrease as a percentage of net restaurant sales was due to improved controls and price increases which were partially offset by rising costs for meats and cheeses. The company performs ideal cost of sales calculations, computed on gross restaurant sales (before discounts and allowances), which vary due to seasonal changes in food commodity costs. During the six months ended June 30, 2001, the ideal cost of sales calculations increased from approximately 23.0% to approximately 24.0%. This increase was primarily due to increases in meat and cheese costs, partially offset by price increases effected in the first quarter. On this reporting basis, cost of sales for Delis in the long-term portfolio was 25.1% for the six months ended June 30, 2001 and cost of sales for held for sale Delis was 27.2% for the six months then ended. Cost of sales at Marketplaces, which include full bakeries producing bread, pastries and muffins, are higher than at the Delis. RESTAURANT LABOR COST increased 30.8% to $6,347,000 from $4,852,000 and increased as a percentage of restaurant sales to 42.1% from 40.5%. Based on ideal hourly employee scheduling and a three manager team, the Company targets labor cost (hourly crew plus management) for Schlotzsky's(R) Delis at 31.0% of gross sales (before discounts and allowances). On this reporting basis, labor cost for Delis in the long-term portfolio was 34.6% for the six months ended June 30, 2001 and labor cost for held for sale Delis was 44.7% for the six months then ended. Labor cost at Marketplaces, which include full bakeries, are higher than at the Delis. Labor cost during 2001 were adversely impacted by several managers in training for

Company-owned restaurants under development, an increase in manager coverage at restaurants held of sale to build sales and implement cost controls and generally lower sales volumes at held for sale restaurants. RESTAURANT OPERATING EXPENSES increased 29.2% to $3,353,000 from $2,595,000 and increased as a percentage of restaurant sales to 22.3% from 21.7%. The increase in operating costs, as a percentage of sales, was due to higher voluntary contributions for advertising in the Austin market as well as increased repair, maintenance and utility costs, partially offset by operational efficiencies. All cost components were adversely impacted by pre-opening costs for two new held for sale restaurants opened during 2001 as well as closing costs for a held for sale restaurant disposed of during the period. The use of some Company-owned restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance. On an overall basis, costs, as a percentage of restaurant sales, are higher at restaurants held for sale, and the proportion of restaurants held for sale to total Company-owned restaurants was higher this year than last year.

  EQUITY LOSS ON INVESTMENTS represents the Company's 50% interest in a limited liability company which operates a Schlotzsky's(R) Deli restaurant which opened in the second half of 2000.

  GENERAL AND ADMINISTRATIVE EXPENSES decreased 43.7% to $9,690,000 from $17,218,000 and decreased to 30.8% from 59.2% as a percentage of revenue. The decrease was due primarily to the termination of the Turnkey program during the second quarter of 2000, which resulted in a non-cash, pre-tax charge of approximately $5,340,000, and a $955,000 additional provision for uncollectible accounts in 2000. The comparison to the prior year six months ended was also impacted by reduced salaries and benefits, due to a reduced number of employees, reduced convention and franchisee meeting expenses, reduced legal and professional fees and reduced travel expenses, partially offset by increases in insurance costs and property taxes on held for sale real estate.

  DEPRECIATION AND AMORTIZATION increased 8.9% to $2,038,000 from $1,871,000, due primarily to the increase in the number of Company-owned restaurants and reacquired area developer rights.

  INTEREST INCOME decreased 63.3% to $530,000 from $1,444,000. The decrease was due to the decrease in the amount of outstanding notes receivable and the nonrecognition of interest income on certain underperforming notes receivable.

  INTEREST EXPENSE decreased 7.4% to $1,493,000 from $1,612,000 due to reduced debt levels and interest capitalized on Company-owned restaurants under construction, partially offset by higher rates.

  PROVISION (CREDIT) FOR INCOME TAXES reflected a combined federal and state effective tax rate of 39.3% for the six months ended June 30, 2001, which was higher than the effective combined tax benefit rate of 26.8% for the comparable period in 2000 due primarily to certain state taxes being based in part on factors other than income.

  NET INCOME increased to $1,342,000 from a loss of $2,816,000 due to the factors discussed above. Earnings per share, both basic and diluted, were $0.18 compared to ($0.38) in the prior year.

                        LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents increased $803,000 in the six months ended June 30, 2001, and decreased $1,306,000 in the six months ended June 30, 2000. Cash flows are impacted by operating, investing and financing activities.

  Operating activities provided $5,244,000 of cash in 2001 and used $2,313,000 of cash in 2000. The increase in cash provided in 2001 compared to 2000 was the net result of increased net income in 2001, a reduced use of cash for certain working capital accounts and a reduction in the provision for deferred taxes, partially offset by decreased provisions for uncollectible accounts.

  Investing activities used $937,000 of cash in 2001 and provided $3,701,000 of cash in 2000. The increase in cash used in 2001 compared to 2000 was the net result of an increase in expenditures for intangible assets, reduced collections of notes receivable, and reduced proceeds from the sale of property and equipment, partially offset by reduced issuance of notes receivable.

  Financing activities used $3,504,000 of cash in 2001 and used $2,694,000 of cash in 2000. The increase in cash used in 2001 compared to 2000 is primarily the result of purchases of treasury stock in 2001.

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

  The Company's scheduled maturities of debt through June 30, 2002, approximate $6,023,000 (including short-term debt). In addition, the Company's Credit Agreement requires the application to the term note of 75% of net cash proceeds from the sale or refinancing of certain real estate and restaurants held for sale.

  The Company guarantees certain loans, leases and other obligations of franchisees and others. At June 30, 2001, these contingent liabilities totaled approximately $32,200,000. In April 2001, the Company guaranteed a bank term note of $3,500,000 for Schlotzsky's National Advertising Association, Inc., and Schlotzsky's N.A.M.F., Inc., the proceeds of which were used by those entities to repay a portion of their demand notes payable to the Company.

  The Company plans to develop additional Company-owned restaurants. Three Company-owned restaurants are under construction in the Austin, Texas, market. The Company has received lending commitments for these restaurants. The Company has also acquired the building sites for two additional restaurants in the Austin, Texas, market which the Company intends to be opened by limited liability companies in which the Company will have an equity interest.

  The Company has an option, through June 30, 2002, to reacquire the rights held by its largest area developer. The exercise price of the option is $28,200,000, of which a nonrefundable $4,582,000 has been paid. The exercise of the option will require the further payment of $3,500,000 in cash at closing and the execution of a $20,118,000 note to the area developer. The note would bear interest at 8% and require four semi-annual $2,000,000 payments of principal and interest commencing on June 30, 2003, with all remaining principal due on June 30, 2005. In the event the option is not exercised on or before June 30, 2002, the Company will be required to pay a fee of $1,700,000.

  The Company's Board of Directors has authorized the repurchase of up to one million shares of the Company's outstanding Common Stock. In 1998, 10,000 shares were repurchased for $105,000. Since December 31, 2000, through June 30, 2001, the Company has repurchased an additional 163,500 shares at a total cost of approximately $643,000.

  The Company believes that its cash flows from operations, along with its borrowing capacity are adequate to fund its operations, debt maturities, restaurant development program, stock repurchase program and area developer rights repurchase program.

Forward-Looking Statements

  This report contains "forward-looking statements," as defined under the federal securities laws. Forward-looking statements include those regarding the business plans and prospects of the company. Forward-looking statements reflect the Company's expectations based on current information. The Company undertakes no obligation to update any forward-looking statements. Shareholders and prospective investors are cautioned that actual future results may be materially different because of various risks and uncertainties, including but not limited to the following factors: the attainment of target costs levels at Company-owned restaurants; the adequacy of cash flows and borrowings to fund uses of cash; the Company's ability to open new restaurants, reacquire area developer rights, and repurchase additional common stock; and factors identified in the Company's Form 10-K under the heading "Risk Factors."

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the underlying obligations are either variable or fixed for such a short period of time to effectively become variable.

  At June 30, 2001, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $131,000 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at June 30, 2001. Since the Company's bank loans are at variable rates, the fair values of the Company's bank loans are not affected by changes in market interest rates.

                                    PART II
                               OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  No changes to report.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

  None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Annual Meeting of the Shareholders of the Company was held on May 25, 2001. At the meeting, the following items were voted on:

  Election of directors, whose terms expired at the meeting.

                              FOR               AGAINST
  Azie Taylor Morton          6,126,164         229,019
  John C. Wooley              6,136,046         219,137

  The following directors' terms of office were not expired and continued after the meeting:

  Floor Mouthaan
  Raymond A. Rodriguez
  Jeffrey J. Wooley

  Proposal to ratify and approve the Board's selection of Grant Thornton, L.L.P. to serve as the Company's auditors for the 2001 fiscal year.

  FOR                         AGAINST             WITHHELD
  6,155,074                   167,595             32,514


ITEM 5.  OTHER INFORMATION

  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits:

     10.35 Limited Guaranty Agreement dated April 10, 2001, between the Company and The Frost National Bank.

     10.36 Fourth Amendment to Credit Agreement dated April 13, 2001, between the Company and Wells Fargo Bank Texas, National Association, as Agent, and the Lenders.

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

                         SCHLOTZSKY'S, INC.


                         By:         /s/ John C. Wooley
                              ----------------------------------

                              John C. Wooley
                              Chairman of the Board,
                              President and Chief Executive Officer
                              (Principal Executive Officer)



                         By:         /s/ Richard H. Valade
                              ----------------------------------

                              Richard H. Valade
                              Executive Vice President,
                              Treasurer and Chief Financial Officer
                              (Principal Financial Officer)



                         By:         /s/ Matthew D. Osburn
                              ----------------------------------

                              Matthew D. Osburn
                              Controller and Assistant Treasurer
                              (Principal Accounting Officer)








Austin, Texas
August 14, 2001