Form 10-Q
period 2001-09-30
SCHLOTZSKYS INC
filed 2001-11-14
CIK 1002178

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                            -----------------------


                                   FORM 10-Q



               Quarterly report pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 2001


                        Commission File Number: 0-27008


                            -----------------------


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


                            -----------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Shares Outstanding at October 30, 2001
Common Stock, no par value                              7,278,690

================================================================================

                              SCHLOTZSKY'S, INC.

                              Index to Form 10-Q
                       Quarter Ended September 30, 2001

                                                                              Page No.
                                                                              --------

Part I                               FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets -
             September 30, 2001 and December 31, 2000                                1

             Condensed Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 2001 and September 30, 2000   2

             Condensed Consolidated Statement of Stockholders' Equity -
             Nine Months Ended September 30, 2001 and Year Ended December 31, 2000   3

             Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and September 30, 2000             4

             Notes to Condensed Consolidated Financial Statements                    5

  Item 2.    Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                               9

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk             15


Part II      OTHER INFORMATION

  Item 1.    Legal Proceedings                                                      16

  Item 2.    Changes in Securities and Use of Proceeds                              16

  Item 3.    Defaults Upon Senior Securities                                        16

  Item 4.    Submission of Matters to a Vote of Security Holders                    16

  Item 5.    Other Information                                                      16

  Item 6.    Exhibits and Reports on Form 8-K                                       16


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30,                December 31,
                                                                                    2001                        2000
                                                                         -----------------------      ----------------------
                                                                                 (Unaudited)
                         ASSETS
Current Assets:
  Cash and cash equivalents............................................            $  1,202,648                $  1,163,839
  Accounts receivable, net:
     Royalties.........................................................                 621,036                   1,101,865
     Brands............................................................               1,385,396                   1,221,090
     Other.............................................................               2,518,844                   2,796,597
  Prepaids, inventories and other assets...............................               1,220,390                     933,884
  Current portion of:
     Notes receivable..................................................               1,756,856                   8,243,524
     Real estate and restaurants held for sale.........................               9,445,254                   7,938,278
     Deferred tax asset................................................               2,575,913                   2,575,913
                                                                        -----------------------      ----------------------
        Total current assets...........................................              20,726,337                  25,974,990

Property, equipment and leasehold improvements, net ...................              26,002,781                  23,117,266
Real estate and restaurants held for sale, net, less current portion...               8,615,568                  10,927,063
Notes receivable, net, less current portion............................              12,003,246                  10,930,141
Investments............................................................               1,715,771                   1,802,851
Intangible assets, net.................................................              41,917,227                  38,215,032
Deferred tax asset, less current portion...............................                 391,102                     391,102
Other noncurrent assets................................................                 400,175                     645,558
                                                                        -----------------------      ----------------------
        Total assets...................................................            $111,772,207                $112,004,003
                                                                        =======================      ======================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Short-term debt......................................................            $    737,857                $  1,338,000
  Current maturities of long-term debt.................................               5,582,598                   5,331,579
  Accounts payable.....................................................                 667,139                   1,576,035
  Accrued liabilities..................................................               3,113,805                   1,771,124
  Deferred revenue, current portion....................................                 371,674                     733,907
                                                                        -----------------------      ----------------------
        Total current liabilities......................................              10,473,073                  10,750,645

Long-term debt, less current portion...................................              25,241,840                  26,251,245
Deferred revenue, less current portion.................................               2,137,131                   2,480,085
                                                                        -----------------------      ----------------------
       Total liabilities...............................................              37,852,044                  39,481,975
                                                                        -----------------------      ----------------------

Commitments and contingencies

Stockholders' Equity:
  Preferred stock......................................................                      --                          --
  Common stock.........................................................                  63,475                      63,291
  Additional paid-in capital...........................................              57,973,448                  57,877,642
  Retained earnings....................................................              16,687,090                  14,686,095
  Treasury stock.......................................................                (803,850)                   (105,000)
                                                                        -----------------------      ----------------------
       Total stockholders' equity......................................              73,920,163                  72,522,028
                                                                        -----------------------      ----------------------
       Total liabilities and stockholders' equity......................            $111,772,207                $112,004,003
                                                                        =======================      ======================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                          Three Months Ended                         Nine Months Ended
                                              ---------------------------------------------- ----------------------------------
                                                   September 30,         September 30,         September 30,     September 30,
                                                        2001                 2000                   2001             2000
                                              ------------------------ --------------------- ------------------ ---------------
Revenues
 Royalties....................................         $ 5,471,449          $ 5,723,246         $16,639,449       $17,147,441
 Franchise fees...............................             132,500              150,000             317,500           420,850
 Developer fees...............................             208,901              120,923             378,950           622,765
 Restaurant sales.............................           7,320,478            6,623,139          22,384,680        18,603,091
 Brand contribution...........................           1,884,192            1,988,057           5,580,338         5,436,507
 Other fees and revenue.......................             489,305              526,319           1,616,832         1,966,926
                                              ------------------------ --------------------- ------------------ ---------------
     Total revenues...........................          15,506,825           15,131,684          46,917,749        44,197,580
                                              ------------------------ --------------------- ------------------ ---------------

Expenses
 Service costs:
  Royalties...................................           1,162,233            1,370,912           3,646,464         4,035,155
  Franchise fees..............................              56,250               56,667             133,750           185,833
                                              ------------------------ --------------------- ------------------ ---------------
                                                         1,218,483            1,427,579           3,780,214         4,220,988
                                              ------------------------ --------------------- ------------------ ---------------


 Restaurant operations:
  Cost of sales...............................           2,060,403            1,905,064           6,254,081         5,318,991
  Personnel and benefits......................           3,056,962            2,861,058           9,404,125         7,712,873
  Operating expenses..........................           1,725,348            1,475,704           5,078,803         4,071,041
                                              ------------------------ --------------------- ------------------ ---------------
                                                         6,842,713            6,241,826          20,737,009        17,102,905
                                              ------------------------ --------------------- ------------------ ---------------


 Equity loss on investment....................              32,628                   --              87,080                --
                                              ------------------------ --------------------- ------------------ ---------------
 General and administrative...................           4,873,360            5,692,439          14,563,112        22,910,400
                                              ------------------------ --------------------- ------------------ ---------------
 Depreciation and amortization................           1,072,062              883,622           3,109,830         2,754,372
                                              ------------------------ --------------------- ------------------ ---------------
     Total expenses...........................          14,039,246           14,245,466          42,277,245        46,988,665
                                              ------------------------ --------------------- ------------------ ---------------


     Income (loss) from operations............           1,467,579              886,218           4,640,504        (2,791,085)
Other
 Interest income..............................             251,471              448,946             781,737         1,893,041
 Interest expense.............................            (665,512)          (1,117,091)         (2,158,246)       (2,729,439)
                                              ------------------------ --------------------- ------------------ ---------------

     Income (loss) before income taxes........           1,053,538              218,073           3,263,995        (3,627,483)

Provision (credit) for income taxes...........             395,000               74,145           1,263,000          (955,400)
                                              ------------------------ --------------------- ------------------ ---------------

     Net income (loss)........................         $   658,538          $   143,928         $ 2,000,995       $(2,672,083)
                                              ======================== ===================== ================== ===============

Earnings per common share - basic:............         $      0.09          $      0.02         $      0.27       $     (0.36)
                                              ======================== ===================== ================== ===============


Earnings per common share - diluted:..........         $      0.09          $      0.02         $      0.27       $     (0.36)
                                              ======================== ===================== ================== ===============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                       Common Stock
                              --------------------------------       Additional                                        Total
                                Number of           Stated            Paid-in           Retained      Treasury     Stockholders'
                                  Shares            Capital           Capital           Earnings        Stock          Equity
                              -------------   ----------------   ---------------   --------------- ------------- ----------------
Balance - January 1, 2000....     7,427,714            $63,135       $57,779,291       $16,997,155     $(105,000)     $74,734,581

Issuance of common stock
  in connection with
  employee stock
  purchase plan..............        15,628                156            85,243                --            --           85,399
Options issued for...........            --                 --            13,108                --            --           13,108
 services ...
Net loss.....................            --                 --                --        (2,311,060)           --       (2,311,060)
                              -------------   ----------------   ---------------   --------------- ------------- ----------------

Balance - December 31, 2000..     7,443,342             63,291        57,877,642        14,686,095      (105,000)      72,522,028

Issuance of warrants.........            --                 --            57,000                --            --           57,000
Issuance of common stock
  in connection with
  employee stock
  purchase plan..............        18,348                184            38,806                --            --           38,990
Acquisition of treasury
  stock (173,000 shares).....            --                 --                --                --      (698,850)        (698,850)
Net income...................            --                 --                --         2,000,995            --        2,000,995
                              -------------   ----------------   ---------------   --------------- ------------- ----------------
Balance - September 30, 2001.     7,461,690            $63,475       $57,973,448       $16,687,090     $(803,850)     $73,920,163
                              =============   ================   ===============   =============== ============= ================


PREFERRED STOCK

  Authorized 1,000,000 Class C shares, no par value; no shares outstanding at September 30, 2001, December 31, 2000 or January 1, 2000.

COMMON STOCK

  Authorized 30,000,000 shares, no par value; 7,461,690 shares issued at September 30, 2001, 7,443,342 shares issued at December 31, 2000, and 7,427,714 shares issued at January 1, 2000. Shares issued include 183,000, 10,000 and 10,000 shares in treasury at September 30, 2001, December 31, 2000, and January 1, 2000, respectively.

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Nine Months Ended
                                                                       -------------------------------------------------
                                                                          September 30,               September 30,
                                                                               2001                        2000
                                                                       ---------------------      ----------------------
Cash flows from operating activities:
  Net income (loss)..................................................            $ 2,000,995                $ (2,672,083)
  Adjustments to reconcile net income to cash provided by
     operating activities:
     Provision for deferred taxes....................................                     --                  (1,969,183)
     Depreciation and amortization...................................              3,109,830                   2,754,372
     Provisions for uncollectible accounts and impairment of assets..              1,348,329                   7,050,103
     Amortization of deferred revenue................................               (756,517)                   (589,666)
     Equity loss on investment.......................................                 87,080                          --
     Changes in:
       Accounts receivable...........................................               (133,738)                 (1,249,709)
       Prepaid expenses and other assets.............................               (321,946)                    657,365
       Accounts payable and accrued liabilities......................                433,786                  (3,179,404)
                                                                       ---------------------      ----------------------
         Net cash provided by operating activities...................              5,767,819                     801,795
                                                                       ---------------------      ----------------------

Cash flows from investing activities:
  Purchase of property and equipment.................................             (4,714,218)                 (1,895,239)
  Purchase of real estate and restaurants held for sale..............             (1,918,502)                 (3,028,856)
  Sale of property, equipment, real estate and restaurants
     held for sale...................................................              2,138,744                     577,107
  Acquisition of investments and intangible assets...................             (1,941,749)                   (860,889)
  Sale of investments and intangible assets..........................                 70,748                          --
  Issuance of notes receivable.......................................             (1,022,917)                 (5,404,504)
  Other noncurrent assets............................................                245,383                    (704,381)
  Repayments on notes receivable.....................................              5,335,930                  12,730,378
                                                                       ---------------------      ----------------------
         Net cash provided by (used in) investing activities.........             (1,806,581)                  1,413,616
                                                                       ---------------------      ----------------------

Cash flows from financing activities:
  Sale of stock......................................................                 38,990                      85,825
  Issuance of warrants...............................................                 57,000                          --
  Acquisition of treasury stock......................................               (698,850)                         --
  Proceeds from issuance of debt.....................................              2,242,105                   8,460,660
  Repayment of debt..................................................             (5,561,674)                (13,806,993)
                                                                       ---------------------      ----------------------
         Net cash used in financing activities.......................             (3,922,429)                 (5,260,508)
                                                                       ---------------------      ----------------------

Net increase (decrease) in cash and cash equivalents.................                 38,809                  (3,045,097)
Cash and cash equivalents at beginning of period.....................              1,163,839                   4,913,302
                                                                       ---------------------      ----------------------

Cash and cash equivalents at end of period...........................            $ 1,202,648                $  1,868,205
                                                                       =====================      ======================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1. - Basis of Presentation

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. This information should be read in connection with the consolidated financial statements and footnotes thereto included in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 2000.

Reclassifications

  Certain reclassifications have been made to the condensed consolidated financial statements at September 30, 2000, and for the periods then ended, to correspond with the presentation used at September 30, 2001, and for the periods then ended.


Note 2. - Restaurant Operations

  A summary of certain operating information for Company-owned restaurants is presented below for the three and nine month periods ended September 30, 2001 and 2000 (dollars in thousands).

                                                                                          Held for Sale
                                                 Long-term Portfolio Restaurants            Restaurants
                                                 -------------------------------------  -----------------
                                                                     Schlotzsky's(R)    Schlotzsky's(R)
                                                   Marketplaces           Delis              Delis
                                                 ----------------   -----------------  ------------------
Three months ended September 30, 2001
   Restaurant sales........................               $1,251              $3,437              $2,632
                                                 ---------------   -----------------  ------------------

   Restaurant operations:
      Cost of sales........................                  392                 930                 738
      Personnel and benefits...............                  606               1,287               1,165
      Operating expenses...................                  329                 583                 813
                                                 ---------------   -----------------  ------------------
                                                           1,327               2,800               2,716
                                                 ---------------   -----------------  ------------------
   Operating income (loss) before
    depreciation and amortization..........               $  (76)             $  637              $  (84)
                                                ================   =================  ==================
Three months ended September 30, 2000
   Restaurant sales........................               $1,358              $2,976              $2,289
                                                 ---------------   -----------------  ------------------
   Restaurant operations:
      Cost of sales........................                  417                 805                  683
      Personnel and benefits...............                  643               1,114                1,104
      Operating expenses...................                  291                 505                  680
                                                 ---------------    ----------------   ------------------
                                                           1,351               2,424                2,467
                                                 ---------------    ----------------   ------------------
   Operating income (loss) before
    depreciation and amortization..........               $    7              $  552              $  (178)
                                                 ===============    ================   ==================

                                                                                     Held for Sale
                                                Long-term Portfolio Restaurants       Restaurants
                                               ---------------------------------  -----------------
                                                                  Schlotzsky's(R)   Schlotzsky's(R)
                                                 Marketplaces          Delis              Delis
                                               ---------------    --------------    --------------
Nine months ended September 30, 2001
   Restaurant sales........................             $3,998           $10,580            $7,807
                                               ---------------    --------------    --------------

   Restaurant operations:
      Cost of sales........................              1,215             2,814             2,225
      Personnel and benefits................             1,916             3,885             3,603
      Operating expenses...................                972             1,753             2,354
                                               ---------------    --------------    --------------
                                                         4,103             8,452             8,182
                                               ---------------    --------------    --------------
   Operating income (loss) before
    depreciation and amortization..........             $ (105)          $ 2,128             $(375)
                                               ===============    ==============    ==============

Nine months ended September 30, 2000
   Restaurant sales........................             $4,069           $ 8,484            $6,050
                                               ---------------    --------------    --------------

   Restaurant operations:
      Cost of sales........................              1,250             2,257             1,812
      Personnel and benefits...............              1,873             3,050             2,790
      Operating expenses...................                910             1,406             1,755
                                               ---------------    --------------    --------------
                                                         4,033             6,713             6,357
                                               ---------------    --------------    --------------
   Operating income (loss) before
    depreciation and amortization..........             $   36           $ 1,771            $(307)
                                               ===============    ==============    ==============


Note 3. - Segments

  The Company and its subsidiaries are principally engaged in franchising and operating quick-service restaurants that feature made-to-order sandwiches with unique sourdough buns, pizzas and salads. At September 30, 2001, the Schlotzsky's system included 692 Company-owned and franchised restaurants in 38 states, the District of Columbia and ten foreign countries. The Company operated 29 restaurants as of September 30, 2001.

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

                                                   Restaurant         Franchise
     Three months ended September 30, 2001         Operations         Operations       Consolidated
-----------------------------------------------    ----------         ----------       ------------
Revenue from external customers ...............       $ 7,320            $ 8,187           $ 15,507
Depreciation and amortization..................           458                614              1,072
Operating income...............................            20              1,448              1,468

Total assets...................................       $33,546            $78,226           $111,772

                                                   Restaurant          Franchise
     Three months ended September 30, 2000         Operations          Operations        Consolidated
-----------------------------------------------    ----------          ----------        ------------
Revenue from external customers ...............       $ 6,623             $ 8,509            $ 15,132
Depreciation and amortization..................           410                 474                 884
Operating income (loss)........................           (29)                915                 886

Total assets...................................       $33,408             $88,175            $121,583

Of the Restaurant Operations depreciation and amortization for the three months ended September 30, 2001, $313,000 was allocated to the long-term portfolio of restaurants ($149,000 for Marketplaces and $164,000 for Schlotzsky's(R) Delis) and $145,000 to restaurants held for sale. For the three months ended September 30, 2000, $278,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($139,000 for Marketplaces and $139,000 for Schlotzsky's(R) Delis) and $132,000 to restaurants held for sale.

                                                   Restaurant          Franchise
     Nine months ended September 30, 2001          Operations          Operations        Consolidated
-----------------------------------------------    ----------          ----------        ------------
Revenue from external customers ...........           $22,385             $24,533            $ 46,918
Depreciation and amortization..............             1,360               1,750               3,110
Operating income...........................               288               4,353               4,641

Total assets...............................           $33,546             $78,226            $111,772


                                                   Restaurant          Franchise
     Nine months ended September 30, 2000          Operations          Operations        Consolidated
-----------------------------------------------    ----------          ----------        ------------

Revenue from external customers ...............       $18,603             $25,595            $ 44,198
Depreciation and amortization..................         1,193               1,561               2,754
Operating income (loss)........................           307              (3,098)             (2,791)

Total assets...................................       $33,408             $88,175            $121,583

  Of the Restaurant Operations depreciation and amortization for the nine months ended September 30, 2001, $925,000 was allocated to the long-term portfolio of restaurants ($438,000 for Marketplaces and $487,000 for Schlotzsky's(R) Delis) and $435,000 to restaurants held for sale. For the nine months ended September 30, 2000, $808,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($414,000 for Marketplaces and $394,000 for Schlotzsky's(R) Delis) and $385,000 to restaurants held for sale.

Note 4. - Debt

  The Company's debt structure as of September 30, 2001, and December 31, 2000, is as follows (dollars in thousands):

                                                                     September 30,     December 31,
                                                                          2001             2000
                                                                    ---------------    -------------
                                                                      (Unaudited)
Short-term debt:
Interim financing for real estate development............                  $   738           $ 1,338
                                                                    ==============     =============

Long-term debt:
  Term note..............................................                  $11,732           $15,667
  Mortgages on Company-owned restaurants and equipment ..                   11,304            10,636
  Other obligations......................................                    4,737             2,793
  Capital leases.........................................                    3,052             2,487
                                                                    --------------     -------------
                                                                            30,825            31,583

Less current maturities of long-term debt................                   (5,583)           (5,332)
                                                                    --------------     -------------
Long-term debt...........................................                  $25,242           $26,251
                                                                    ==============     =============


Note 5. - Related Party Receivables

  As of September 30, 2001, and December 31, 2000, receivables from related parties were as follows (dollars in thousands):

                                                                             September 30,                December 31,
                                                                                 2001                         2000
                                                                     ---------------------------      ------------------------
                                                                              (Unaudited)
Included in accounts receivable - other ........................                          $  280                        $  303
Included in notes receivable ...................................                           5,104                         7,783
                                                                     ---------------------------      ------------------------
                                                                                          $5,384                        $8,086
                                                                     ===========================      ========================


Note 6. - Earnings Per Share

  Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):


                                                    Three Months Ended             Nine Months Ended
                                               September 30,  September 30,   September 30,   September 30,
                                                    2001           2000           2001            2000
                                               -------------  -------------   ------------  ---------------
Net income (loss)...........................        $  659           $  144        $2,001          $(2,672)
                                               ===========  ===============   ===========    =============

Weighted average common shares outstanding....       7,283            7,433         7,316            7,431
Dilutive stock options........................         275               --           162               --
                                               -----------  ---------------   -----------    -------------
Shares used to calculate diluted
earnings per share.............................      7,558            7,433         7,478            7,431
                                               ===========  ===============   ===========    =============

Earnings per share - basic and diluted.........     $ 0.09           $ 0.02        $ 0.27          $ (0.36)
                                               ===========  ===============   ===========    =============
Outstanding options and warrants that were not
included in the diluted calculation because
their effect would be anti-dilutive...........         345              752           690              737
                                               ===========  ===============   ===========    =============


Note 7. - New Accounting Pronouncements

  The Financial Accounting Standards Board has issued Statements No. 141, 142 and 144, concerning accounting for business combinations, amortization of certain acquired intangible assets, and the impairment or disposal of long-lived assets, respectively. The Statements become effective for the Company for calendar year 2002. The Company has not completed an analysis of the impact of these Statements on its results of operations and financial condition but does not believe it will be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

OVERVIEW

  The following table reflects the changes in the Schlotzsky's(R) Deli system for the three and nine months ended September 30, 2001 and 2000. Systemwide data reflects both franchised and Company-owned restaurants. Percentage changes in sales-related data are based on comparison to the same period in the previous fiscal year.

                                                       Three Months Ended                   Nine Months Ended
                                                September 30,      September 30,     September 30,      September 30,
                                                    2001               2000              2001               2000
                                              ---------------    ---------------    --------------    ---------------
Restaurants Open - Beginning of Period                    702                724               711                743
                                              ---------------    ---------------    --------------    ---------------

     New                                                    6                  9                15                 24
     Reopenings                                             3                  8                14                 22
                                              ---------------    ---------------    --------------    ---------------
          Total Openings                                    9                 17                29                 46
Closings During Period                                    (19)               (19)              (48)               (67)
                                              ---------------    ---------------    --------------    ---------------
Restaurants Open - End of Period                          692                722               692                722
                                              ===============    ===============    ==============    ===============

Systemwide Sales                                 $106,165,000       $111,443,000      $323,119,000       $326,003,000
Increase (decrease) in Systemwide Sales                  (4.7%)              6.1%             (0.9%)              8.7%
Increase (decrease) in Same Store Sales                  (5.2%)              4.5%             (1.3%)              4.8%
Average Weekly Sales                             $     11,695       $     11,900      $     11,772       $     11,530
Increase (decrease) in Average Weekly Sales              (1.7%)              7.8%              2.1%               8.7%

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

  REVENUE.  Total revenue increased 2.5% to $15,507,000 from $15,132,000.

  ROYALTIES decreased 4.4% to $5,471,000 from $5,723,000. The decrease was due to a decreased number of franchised restaurants in 2001 compared to 2000, an increased percentage of systemwide sales generated by Company-owned restaurants, which do not pay royalties, and a decrease in same store sales of 5.2%, partially offset by a continuing shift in restaurant mix towards larger, higher volume units.

  FRANCHISE FEES decreased 11.3% to $133,000 from $150,000. The decrease was principally a result of fewer openings of franchised restaurants during the three month period ended September 30, 2001 as compared to the same period in the prior year. The fewer number of openings was principally the result of the discontinuation of the Turnkey program in mid-2000 as well as the Company's increased emphasis on superior site selection for new restaurants and on more highly qualified franchisees.

  DEVELOPER FEES increased 72.7% to $209,000 from $121,000. The increase is primarily attributed to recognition in income of deferred developer fees related to the termination of an international master licensee in the third quarter of 2001, partially offset by the continued effect of the termination of three international master licensees in the fourth quarter of 2000.

  RESTAURANT SALES increased 10.5% to $7,320,000 from $6,623,000. The increase was primarily due to an increase in the average number of restaurants operated in the third quarter of 2001, compared to the third quarter of 2000, partially offset by a 2.4% decrease in same store sales. As of September 30, 2001, there were 29 Company-owned restaurants, compared to 28 at September 30, 2000, of which 16 at each date were held for sale.

  SCHLOTZSKY'S(R) DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 5.2% to $1,884,000 from $1,988,000. The decrease was primarily due to the effect of the decrease in systemwide sales for the quarter, partially offset by more favorable terms with certain major suppliers.

  OTHER FEES AND REVENUE decreased 7.0% to $489,000 from $526,000.

  OPERATING EXPENSES. SERVICE COSTS decreased 14.7% to $1,218,000 from $1,428,000. This decrease was primarily due to the Company's reacquisition of certain area developer territory rights during 2001, as well as a decrease in royalty revenue. The Company anticipates an increase in service costs, as a percentage of royalties, in the fourth quarter of 2001 due to a scheduled change in management fee payments on previously negotiated agreements.

  RESTAURANT OPERATIONS EXPENSES increased 9.6% to $6,843,000 from $6,242,000. This increase was primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES increased 8.1% to $2,060,000 from $1,905,000, but decreased as a percentage of net restaurant sales to 28.1% from 28.8%. The decrease, as a percentage of net restaurant sales, was due to improved controls and price increases taken earlier in 2001, partially offset by rising costs for meats and cheeses and increased discounts and allowances. RESTAURANT PERSONNEL AND BENEFITS COST increased 6.9% to $3,057,000 from $2,861,000, but decreased as a percentage of net restaurant sales to 41.8% from 43.2%. The decrease, as a percentage of net restaurant sales, was due to improved labor scheduling and pre-opening and training costs related to three held for sale restaurants opened in the third quarter of 2000. RESTAURANT OPERATING EXPENSES increased 16.9% to $1,725,000 from $1,476,000 and increased as a percentage of net restaurant sales to 23.6% from 22.3%. The increase in operating costs, as a percentage of net restaurant sales, was due to higher voluntary contributions to the Austin advertising cooperative as well as increased repair, maintenance and utility costs. Performance during this quarter was adversely impacted by training and pre-opening costs related to Company-owned restaurants that will open in the future. The use of some Company-owned restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance.

                 SUPPLEMENTAL RESTAURANT OPERATIONS INFORMATION

  The following information is presented for the Schlotzsky's(R) Delis in the Company's long-term portfolio for the quarter ended September 30, 2001. This restaurant group includes seven restaurants in Austin, two in College Station, TX and one in suburban Atlanta, GA. This group includes nine freestanding restaurants (eight recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant. Pre-opening costs of approximately $74,000, which were incurred for two restaurants that are scheduled to open in Austin in the fourth quarter of 2001, and are included in the operating results for this restaurant group for financial reporting purposes (see Note 2 in the accompanying Notes to the Condensed Consolidated Financial Statements), have been separately accounted for in this analysis. In accordance with the Company's internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report. Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the ten restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

                                                      Three Months Ended        Percentage          Best               Worst
                                                      September 30, 2001         of Gross        Percentage         Percentage
                                                         (in thousands)            Sales         Performance        Performance
                                                      --------------------- ----------------- ----------------- ---------------
Gross sales...........................................       $3,627                 100.0%
Less-discounts........................................          190                   5.2%            4.3%                  5.8%
                                                             ------                 -----
  Net sales...........................................        3,437                  94.8%

Cost of sales.........................................          930                  25.6%           24.5%                 26.8%

Personnel and benefits
  Crew costs..........................................          850                  23.5%           21.9%                 26.4%
  Management costs....................................          369                  10.2%            7.3%                 13.9%

Operating expenses
  Advertising.........................................          195                   5.4%            3.7%                  6.0%
  Controllable expenses...............................          233                   6.4%            4.8%                  8.5%
                                                             ------                 -----

    Operating income before facility costs, pre-opening
    costs and depreciation and amortization...........          860                  23.7%           30.0%*                18.9%*

  Facility costs......................................          149                   4.1%            1.2%                  8.7%
                                                             ------                 -----
     Operating income before pre-opening costs and
     depreciation and amortization....................          711                  19.6%           26.1%                 13.5%

  Pre-opening costs...................................          (74)                 (2.0%)
                                                             ------                ------

    Operating income before depreciation and
    amortization......................................       $  637                  17.6%
                                                             ======                ======

---------------
* Represents the actual best and worst percentage performance for a restaurant in the group. The best and worst performance on a composite basis would be 33.5% and 12.6%, respectively.

  EQUITY LOSS ON INVESTMENTS represents the Company's 50% interest in a limited liability company which operates a Schlotzsky's(R) Deli restaurant which opened in the second half of 2000.

  GENERAL AND ADMINISTRATIVE EXPENSES decreased 14.4% to $4,873,000 from $5,692,000 and decreased to 31.4% from 37.6% as a percentage of revenue. The decrease from the prior year quarter was impacted by reduced salaries and benefits, due to a reduced number of employees, reduced convention and franchisee meeting expenses, reduced legal and professional fees, reduced office supplies and reduced travel expenses, partially offset by increases in repairs and maintenance, insurance costs and severance costs related to a reduction in force during the third quarter of 2001.

  DEPRECIATION AND AMORTIZATION increased 21.3% to $1,072,000 from $884,000, due primarily to the increase in the average number of Company-owned restaurants during the quarter and reacquired area developer rights.

  INTEREST INCOME decreased 44.1% to $251,000 from $449,000. The decrease was due to the decrease in the amount of outstanding notes receivable and the nonrecognition of interest income on certain underperforming notes receivable.

  INTEREST EXPENSE decreased 40.4% to $666,000 from $1,117,000 due to reduced debt levels, interest capitalized on Company-owned restaurants under construction, and bank waiver and amendment fees included in the prior year quarter.

  PROVISION (CREDIT) FOR INCOME TAXES reflected a combined federal and state effective tax rate of 37.5% for the third quarter of 2001, which was higher than the effective combined tax rate of 34.0% for the comparable period in 2000.

  NET INCOME increased to $659,000 from $144,000 and increased as a percentage of revenue to 4.2% from 1.0% due to the factors discussed above. Earnings per share, both basic and diluted, were $0.09 compared to $0.02 in the prior year quarter.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

  REVENUE.  Total revenue increased 6.2% to $46,918,000 from $44,198,000.

  ROYALTIES decreased 3.0% to $16,639,000 from $17,147,000. The decrease was due to a decreased number of franchised restaurants in 2001 compared to 2000, an increased percentage of systemwide sales generated by Company-owned restaurants, which do not pay royalties, and a decrease in same store sales, partially offset by a continuing shift in restaurant mix towards larger, higher volume units.

  FRANCHISE FEES decreased 24.5% to $318,000 from $421,000. The decrease was principally a result of fewer openings of franchised restaurants during the nine month period ended September 30, 2001 as compared to the same period in the prior year. The fewer number of openings was principally the result of the discontinuation of the Turnkey program in mid-2000 as well as the Company's increased emphasis on superior site selection for new restaurants and on more highly qualified franchisees.

  DEVELOPER FEES decreased 39.2% to $379,000 from $623,000. The decrease reflected the termination of three international master licensees in the fourth quarter of 2000, as well as the deferral of amortization into income of deferred revenue for certain underperforming international master licensees and domestic area developers to the extent of uncollected notes receivable, partially offset by a credit to income related to the recognition of deferred developer fees based upon the termination of one international master licensee in the third quarter of 2001.

  RESTAURANT SALES increased 20.3% to $22,385,000 from $18,603,000. The increase was primarily due to an increase in the average number of restaurants operated during the nine months ended September 30, 2001, compared to the prior year period, an increase in prices and a 4.7% increase in Company-owned restaurant same store sales. As of September 30, 2001, there were 29 Company-owned restaurants compared to 28 at September 30, 2000, of which 16 at each date were held for sale.

  SCHLOTZSKY'S(R) DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 2.6% to $5,580,000 from $5,437,000. The increase was a result of more favorable terms with certain major suppliers and an increase in the sales of Schlotzsky's(R) Deli branded products through retail channels, partially offset by the effect of the decrease in systemwide sales.

  OTHER FEES AND REVENUE decreased 17.8% to $1,617,000 from $1,967,000. This decrease was primarily due to the elimination of revenue generated by the former Turnkey Program, which was cancelled in mid-2000, net of gains of approximately $368,000 on the sale of held for sale property during 2001.

  OPERATING EXPENSES. SERVICE COSTS decreased 10.4% to $3,780,000 from $4,221,000. This decrease was primarily due to the Company's reacquisition of certain area developer territory rights during 2001, a decrease in franchise fee costs due to fewer restaurant openings during 2001 as compared to the prior year and a decrease in royalty revenue. The Company anticipates an increase in service costs, as a percentage of royalties, in the fourth quarter of 2001 due to a scheduled change in management fee payments on previously negotiated agreements.

  RESTAURANT OPERATIONS EXPENSES increased 21.2% to $20,737,000 from $17,103,000. This increase was primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES increased 17.6% to $6,254,000 from $5,319,000, but decreased as a percentage of net restaurant sales to 27.9% from 28.6%. The decrease, as a percentage of net restaurant sales, was due to improved controls and price increases which were partially offset by rising costs for meats and cheeses and increased discounts and allowances. RESTAURANT PERSONNEL AND BENEFITS COST increased 21.9% to $9,404,000 from $7,713,000 and increased as a percentage of net restaurant sales to 42.0% from 41.5%. The increase, as a percentage of net restaurant sales, was due to several managers in training for Company-owned restaurants under development, an increase in manager coverage at restaurants held for sale to build sales and implement cost controls and generally lower sales volumes at held for sale restaurants. RESTAURANT OPERATING EXPENSES increased 24.8% to $5,079,000 from $4,071,000 and increased as a percentage of net restaurant sales to 22.7% from 21.9%. The increase in operating costs, as a percentage of net restaurant sales, was due to higher voluntary contributions to the Austin advertising cooperative as well as increased repair, maintenance and utility costs, partially offset by operational efficiencies. All cost components were adversely impacted by training and pre-opening costs for Company-owned restaurants that will open in the future. The use of some Company-owned restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance.

                SUPPLEMENTAL RESTAURANT OPERATIONS INFORMATION

  The following information is presented for the Schlotzsky's(R) Delis in the Company's long-term portfolio for the nine months ended September 30, 2001.
This restaurant group includes seven restaurants in Austin, two in College Station, TX and one in suburban Atlanta, GA. This group includes nine freestanding restaurants (eight recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant. Pre-opening costs of approximately $91,000, which were incurred for two restaurants that are scheduled to open in Austin in the fourth quarter of 2001, and are included in the operating results for this restaurant group for financial reporting purposes (see Note 2 in the accompanying Notes to the Condensed Consolidated Financial Statements), have been separately accounted for in this analysis. In accordance with the Company's internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report. Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the ten restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

                                                      Nine Months Ended    Percentage          Best          Worst
                                                      September 30, 2001     of Gross      Percentage      Percentage
                                                        (in thousands)        Sales        Performance     Performance
                                                      ------------------   ------------    -----------     -----------

Gross sales...........................................       $11,147           100.0%
Less-discounts........................................           567             5.1%            4.2%            5.5%
                                                             -------           -----
  Net sales...........................................        10,580            94.9%

Cost of sales.........................................         2,814            25.2%           24.1%           25.9%

Personnel and benefits
  Crew costs..........................................         2,683            24.1%           21.7%           27.3%
  Management costs....................................         1,117            10.0%            7.5%           12.8%

Operating expenses
  Advertising.........................................           622             5.6%            3.8%            6.1%
  Controllable expenses...............................           701             6.3%            2.7%            7.7%
                                                             -------           -----

    Operating income before facility costs, pre-opening
    costs and depreciation and amortization...........         2,643            23.7%           30.3%*          17.3%*

  Facility costs......................................           424             3.8%            1.2%            7.7%
                                                             -------           -----


    Operating income before pre-opening costs and
    depreciation and amortization.....................         2,219            19.9%           26.1%           11.7%

  Pre-opening costs...................................           (91)           (0.8%)
                                                             -------           -----

    Operating income before depreciation and
    amortization......................................       $ 2,128            19.1%
                                                             =======           =====

--------------
* Represents the actual best and worst percentage performance for a restaurant in the group. The best and worst performance on a composite basis would be 36.0% and 14.7%, respectively.

  EQUITY LOSS ON INVESTMENTS represents the Company's 50% interest in a limited liability company which operates a Schlotzsky's(R) Deli restaurant which opened in the second half of 2000.

  GENERAL AND ADMINISTRATIVE EXPENSES decreased 36.4% to $14,563,000 from $22,910,000 and decreased to 31.0% from 51.8% as a percentage of revenue. The decrease was due primarily to the termination of the Turnkey program during the second quarter of 2000, which resulted in a non-cash, pre-tax charge of approximately $5,340,000, and a $955,000 additional provision for uncollectible accounts in 2000. The decrease from the prior year nine months was also caused by reduced salaries and benefits, due to a reduced number of employees, reduced convention and franchisee meeting expenses, reduced legal and professional fees, reduced travel expenses and office supplies, partially offset by increases in repairs and maintenance, insurance costs and severance costs related to a reduction in force during the third quarter of 2001.

  DEPRECIATION AND AMORTIZATION increased 12.9% to $3,110,000 from $2,754,000, due primarily to the increase in the number of Company-owned restaurants and reacquired area developer rights.

  INTEREST INCOME decreased 58.7% to $782,000 from $1,893,000. The decrease was due to the decrease in the amount of outstanding notes receivable and the nonrecognition of interest income on certain underperforming notes receivable.

  INTEREST EXPENSE decreased 20.9% to $2,158,000 from $2,729,000 due to reduced debt levels, interest capitalized on Company-owned restaurants under construction, and bank waiver and amendment fees and higher rates in the prior year.

  PROVISION (CREDIT) FOR INCOME TAXES reflected a combined federal and state effective tax rate of 38.7% for the nine months ended September 30, 2001, which was higher than the effective combined tax benefit rate of 26.3% for the comparable period in 2000, due primarily to the impact in 2000 of certain state taxes being based in part on factors other than income.

  NET INCOME increased to $2,001,000 from a loss of $2,672,000 due to the factors discussed above. Earnings per share, both basic and diluted, were $0.27 compared to a loss of $0.36 per share in the prior year.

                        LIQUIDITY AND CAPITAL RESOURCES

  Cash and cash equivalents increased $39,000 in the nine months ended September 30, 2001, and decreased $3,045,000 in the nine months ended September 30, 2000. Cash flows are impacted by operating, investing and financing activities.

  Operating activities provided $5,768,000 of cash in 2001 and $802,000 of cash in 2000. The increase in cash provided in 2001 compared to 2000 was the net result of increased net income in 2001, a reduced use of cash for certain working capital accounts and a reduction in the provision for deferred taxes, partially offset by decreased provisions for uncollectible accounts.

  Investing activities used $1,807,000 of cash in 2001 and provided $1,414,000 of cash in 2000. The increase in cash used in 2001 compared to 2000 was the net result of an increase in expenditures for intangible assets and new Company-owned restaurants and reduced collections of notes receivable, partially offset by increased proceeds from the sale of property and equipment and reduced issuances of notes receivable.

  Financing activities used $3,922,000 and $5,261,000 of cash in 2001 and 2000, respectively. The decrease in cash used in 2001 compared to 2000 is primarily the net result of reduced issuances of debt and increased treasury stock purchases, partially offset by reduced repayments of debt.

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

  The Company's scheduled maturities of debt through September 30, 2002, approximate $6,320,000 (including short-term debt). In addition, the Company's Credit Agreement requires the application to the term note of 75% of net cash proceeds from the sale or refinancing of certain real estate and restaurants held for sale.

  The Company guarantees certain loans, leases and other obligations of franchisees and others. At September 30, 2001, these contingent liabilities totaled approximately $31,900,000. In April 2001, the Company guaranteed a bank term note of $3,500,000 for Schlotzsky's National Advertising Association, Inc., and Schlotzsky's N.A.M.F., Inc., the proceeds of which were used by those entities to repay a portion of their demand notes payable to the Company.

  The Company plans to develop additional Company-owned restaurants. Three Company-owned restaurants are under construction in the Austin, Texas, market, two of which are expected to open in the fourth quarter of 2001. The Company has received lending commitments for these restaurants. The Company has also acquired the building sites for three additional restaurants in the Austin, Texas, market which the Company intends to be opened by limited liability companies in which the Company will have an equity interest.

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

  The Company also entered into an agreement in October 2001 to repurchase the rights held by another area developer. In connection with the reacquisition of such rights, as part of the consideration, the Company issued a note payable for $1,000,000. The note bears interest at 8% and is payable over three years.

  The Company's Board of Directors has authorized the repurchase of up to one million shares of the Company's outstanding Common Stock. In 1998, 10,000 shares were repurchased for $105,000. Since December 31, 2000, through September 30, 2001, the Company has repurchased an additional 173,000 shares at a total cost of approximately $699,000.

  The Company believes that its cash flows from operations, along with its borrowing capacity, are adequate to fund its operations, debt maturities, restaurant development program, stock repurchase program and area developer rights repurchase program.

Forward-Looking Statements

  This report contains "forward-looking statements," as defined under the federal securities laws. Forward-looking statements include those regarding the business plans and prospects of the Company. Forward-looking statements reflect the Company's expectations based on current information. The Company undertakes no obligation to update any forward-looking statements. Shareholders and prospective investors are cautioned that actual future results may be materially different because of various risks and uncertainties, including but not limited to the following: the adequacy of cash flows and borrowings to fund uses of cash; the Company's ability to open new restaurants, reacquire area developer rights, and repurchase additional common stock; and factors identified in the Company's Form 10-K under the heading "Risk Factors."

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the interest rates charged on certain underlying obligations are variable.

  At September 30, 2001, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $117,000 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at September 30, 2001.

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

                         SCHLOTZSKY'S, INC.


                         By:  /S/
                              ---------------------------------------
                              John C. Wooley
                              Chairman of the Board,
                              President and Chief Executive Officer
                              (Principal Executive Officer)



                         By:  /S/
                              ---------------------------------------
                              Richard H. Valade
                              Executive Vice President,
                              Treasurer and Chief Financial Officer
                              (Principal Financial Officer)



                         By:  /S/
                              ---------------------------------------
                              Matthew D. Osburn
                              Controller and Assistant Treasurer
                              (Principal Accounting Officer)



Austin, Texas
November 12, 2001