Form 10-K405
period 2001-12-31
SCHLOTZSKYS INC
filed 2002-04-01
CIK 1002178

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

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                        PREFERRED STOCK PURCHASE RIGHTS

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  /X/    No  / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2002, was approximately $32,780,642 based upon the last sales price on March 26, 2002, on the Nasdaq National Market System for the Company's common stock. Registrant had 7,284,164 shares of Common Stock outstanding on March 26, 2002.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               SCHLOTZSKY'S, INC.

                               INDEX TO FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

                                                                                PAGE NO.
                                                                                ---------
PART I

Item 1.           Business....................................................      1
Item 2.           Properties..................................................     17
Item 3.           Legal Proceedings...........................................     17
Item 4.           Submission of Matters to a Vote of Security Holders.........     18

PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................     19
Item 6.           Selected Consolidated Financial Data........................     19
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................     21
Item 7A.          Quantitative and Qualitative Disclosures about Market
                  Risk........................................................     32
Item 8.           Financial Statements and Supplementary Data.................     33
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................     33

PART III

Item 10.          Directors and Executive Officers of the Registrant..........     34
Item 11.          Executive Compensation......................................     34
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..................................................     34
Item 13.          Certain Relationships and Related Transactions..............     34

PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K....................................................     35

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

    Schlotzsky's, Inc., a Texas corporation and successor to a business founded in 1971, is a franchisor and operator of fast casual upscale specialty sandwich restaurants that feature made-to-order sandwiches with unique sourdough buns. Schlotzsky's operates through a network, as of December 31, 2001, of 674 franchised and Company-owned restaurants which generated systemwide sales of approximately $423.2 million for the year ended December 31, 2001.

    Schlotzsky's-Registered Trademark- Deli restaurants offer a menu of distinctive, high quality foods featuring Schlotzsky's proprietary breads, complemented by excellent customer service in a visually appealing setting. Our bread is baked fresh from scratch every day for every restaurant. Our menu includes a minimum of 15 sandwiches on four types of buns, a minimum of ten sourdough crust pizzas, chips, salads, soups and other side items, fresh baked cookies and other desserts, and beverages.

    Schlotzsky's operates through two business segments:

    - Restaurant Operations, which includes long-term portfolio restaurants operated by the Company for the purposes of market leadership and redevelopment of certain markets, demonstrating profit potential and key operating metrics, operational leadership of franchise system, product development, concept refinement, product and process testing, training, building brand awareness, and available for sale restaurants developed for or acquired from franchisees.

    - Franchise Operations, which encompasses franchising of restaurants, assisting franchisees in the development of restaurants, providing franchisee training and operating the national training center, communications with franchisees, conducting regional and national franchisee meetings, developing and monitoring supplier and distributor relationships, planning and coordinating advertising and marketing programs and the licensing of Schlotzsky's-Registered Trademark- Deli brand products for sale to the franchise system and retailers.

See Note 16 to the Consolidated Financial Statements for financial information regarding the Company's business segments.

    As used in this report, the terms "Company" and "Schlotzsky's" refer to Schlotzsky's, Inc. and its subsidiaries unless the context indicates otherwise.

    The Company's principal executive offices are located at 203 Colorado Street, Austin, Texas 78701, and its telephone number is (512) 236-3600.

    Schlotzsky's, Inc. was formed effective January 1, 1993, when several predecessor entities were merged into the Company and two wholly-owned subsidiaries, Schlotzsky's Restaurants, Inc. and Schlotzsky's Real
Estate, Inc., both Texas corporations. The Company's other subsidiaries, which are directly or indirectly wholly-owned, are Schlotzsky's Brands, Inc., SGC Construction Corporation, DFW Restaurant Transfer Corp., 56th and 6th, Inc. and RAD Acquisition Corp. (all Texas corporations) and SREI Turnkey Development, L.L.C., a Texas limited liability company, Schlotzsky's Brands I, L.L.C., a Delaware limited liability company, and Schlotzsky's Brand Products, L.P., a Texas limited partnership.

                 SCHLOTZSKY'S-REGISTERED TRADEMARK- DELI SYSTEM

    At December 31, 2001, the Schlotzsky's-Registered Trademark- Deli system included 33 Company-owned restaurants and 641 franchised restaurants located in 38 states, the District of Columbia and eight foreign countries. Of the Company-owned restaurants, there were 15 restaurants that the Company intends to own and operate on a long-term basis, including two restaurants opened in the Austin area in the fourth quarter of 2001. The other 18 restaurants were developed for or acquired from franchisees and are being operated as available for sale until they are re-franchised or incorporated into the Company's long-term restaurant portfolio. The Company's revenues were approximately $61.9 million for 2001 and $59.2 million for 2000. Systemwide sales for all restaurants were approximately $423.2 million for 2001 and $429.4 million for 2000. Systemwide sales are based on reported sales of franchised restaurants, as well as Company-owned restaurants, and are a principal driver of Company revenue because royalty revenue is based on the sales of franchised restaurants. Weighted average annual store sales for all restaurants in the system were approximately $606,000 and $594,000 for 2001 and 2000, respectively. Weighted average annual store sales for Company-owned restaurants were approximately $994,000 and $979,000 in 2001 and 2000, respectively. Weighted average annual store sales for Schlotzsky's-Registered Trademark- Deli restaurants in the Company's long-term portfolio group were approximately $1,491,000 and $1,433,000 in 2001 and 2000, respectively.

                                    STRATEGY

    The Company's primary objective is to become a leader in the fast casual upscale sandwich segment of the restaurant industry in the United States. The key elements of its strategy are to: offer a differentiated menu of distinctive, high quality foods featuring the Company's proprietary breads, continually updated through menu engineering, complemented by excellent customer service; assist its franchisees to develop visually appealing and well designed restaurants, with well engineered kitchens, in high visibility locations in a variety of designs; develop a strong network of motivated franchisees; increase awareness of the Schlotzsky's-Registered Trademark- brand through enhanced marketing and Schlotzsky's-Registered Trademark- Deli brand products; and further develop the concept and provide leadership in selected markets through a limited number of Company-owned restaurants. The
Schlotzsky's-Registered Trademark- Deli system initiated national television advertising in the Spring of 1999.

    MENU OF DISTINCTIVE, HIGH QUALITY PRODUCTS.
Schlotzsky's-Registered Trademark- Deli restaurants offer a differentiated menu of distinctive, high quality foods featuring the Company's proprietary breads, complemented by excellent customer service. The menu features made-to-order sandwiches with buns that are baked fresh from scratch every day for every restaurant. The Schlotzsky's-Registered Trademark- Original sandwich, which was introduced in 1971, is a variation of the muffaletta sandwich made with three meats (lean ham, Genoa salami and cotto salami), three cheeses (mozzarella, cheddar and parmesan), garlic sauce, mustard, marinated black olives, onion, lettuce and tomato on a toasted sourdough bun. The
Schlotzsky's-Registered Trademark- Original sandwich continues to be the most popular item on the restaurant menu. Schlotzsky's-Registered Trademark- Deli restaurants now offer an expanded menu with a minimum of 15 sandwiches on four types of buns, a minimum of ten sourdough crust pizzas, salads, soups, chips and other side items, fresh baked cookies and other desserts, and beverages. All menu items are available for dine-in and carry-out customers. Many restaurants also offer drive-thrus and catering. The menu has been engineered to provide excellent price value to the customer while maintaining competitive cost of sales percentages. While pricing is determined by each restaurant operator, at most locations, small sandwiches generally range in price from $3.07 to $4.04, regular sandwiches generally range in price from $4.04 to $5.04, and eight-inch pizzas are generally priced between $3.89 and $4.79.

    VISUALLY APPEALING RESTAURANTS. The Company has developed well-designed standard restaurant plans that promote a visually appealing exterior and comfortable interior. The plans provide for a well-engineered kitchen and a state-of-the art point-of-sale system that enhances speed of service for made to order sandwiches and pizzas. The plans accommodate a variety of restaurant environments and sizes, including 2,800 to 3,200 square foot shopping center locations and 3,200 to 3,700 square foot freestanding buildings. The plans accommodate drive-thrus and Cool Deli-Registered Trademark- stations, which provide free computer and Internet access for customers. The Company encourages franchisees to develop restaurants with high visibility and easy access. The Company believes the location of a restaurant is important to its success and works with area developers and franchisees to identify superior restaurant locations. Current designs for new Schlotzsky's-Registered Trademark- Deli freestanding restaurants are typically 3,200 square feet and generally include drive-thrus. Current designs for new shopping center locations are approximately 2,800 to 3,200 square feet and incorporate most of the features of the freestanding restaurants. The Company had implemented its Turnkey program in 1995 as a means of accelerating the development of high visibility freestanding restaurants and capitalizing on the Company's experience in evaluating restaurant sites by providing a variety of services, from securing the site to development and construction of the restaurant. The Turnkey program provided development assistance and financing. The Turnkey program was terminated in 2000.

    AREA DEVELOPERS. The Company has 24 area developers as well as one regional service representative trained to assist the Company in maintaining its system of franchised restaurants in the United States. Historically, area developers have been required to recruit franchise candidates and meet specific restaurant opening schedules in order to maintain their development rights. Area developers' compensation is generally based on a portion of franchise fees and royalties from restaurants in their territories and, thus, area developers are motivated to help develop their markets and monitor operating performance. Over the past three years, the Company has contracted with several area developers to reduce their compensation, which is usually based on a portion of franchise fees and royalties, in return for cash or the combination of cash and a promissory note, to focus their efforts on franchise services rather than franchise sales. As a result, restaurant opening schedules for these area developers were eliminated and certain service requirements were reduced. By utilizing its area developer network, the Company believes that it can effectively support a growing number of franchised restaurants while controlling its overhead costs. Generally, area developers whose agreements were not revised are required to recruit franchisee candidates and meet specific restaurant opening schedules in order to maintain their development rights.

    MOTIVATED FRANCHISEES. The Company has focused on developing a strong network of owner-operator franchisees. The Company believes that a motivated franchisee is an essential key to the success of a restaurant. The Schlotzsky's-Registered Trademark- Deli system consists primarily of franchised restaurants, owned and managed by entrepreneurial franchisees. The Company has sought franchisees who are committed to providing on-site supervision of restaurant operations. As the Schlotzsky's-Registered Trademark- Deli concept has developed, in addition to owner-operator franchisees, the Company also seeks experienced multi-unit operators who will operate several restaurants in a market. As of December 31, 2001, out of approximately 425 franchisees with operating restaurants, six franchisees have more than five restaurants each and, in the aggregate, account for approximately 7.0% of the franchised restaurants in the system.

    INCREASED BRAND AWARENESS. The Company seeks to become a well-known national brand. Through the Schlotzsky's National Advertising
Association, Inc., the Company utilizes national network television and cable advertising, as well as freestanding inserts and direct mail to present its message to consumers. The national network television and cable advertising began in Spring 1999. Local advertising groups also perform advertising and marketing activities in their local markets. The Company also enhances brand awareness through a line of Schlotzsky's-Registered Trademark- Deli brand products which are used by the restaurants in the system in preparing food and, in some cases, sold in the restaurants for home consumption. Schlotzsky's-Registered Trademark- Deli brand products, including potato chips, meats, cheeses, soups and condiments, are available for retail purchase in the Walmart Superstores, certain Costco wholesale club stores, as well as certain grocery and other retail chains. The Company is continuing to seek increased brand awareness through distribution in additional retail outlets and markets and is exploring additional products for inclusion in this program.

    COMPANY-OWNED RESTAURANTS. The Company opened its Marketplace restaurant and national training center in Austin, Texas in 1995, and it has continued to expand its portfolio of Company-owned and operated locations over the past few years, particularly as the result of the 1999 acquisition of certain stores in Austin, Texas, and the rights to develop that market. The Company operates, as of December 31, 2001, 15 restaurants that it intends to own and operate on a long-term basis. These restaurants are operated primarily for market leadership, product and process development, concept refinement, training, and building brand awareness. Eleven of these restaurants are in the Austin area; two in College Station,

Texas; one in Houston, Texas; and one in suburban Atlanta, Georgia. Three of these restaurants (two in Austin and one in Houston) are Marketplace restaurants, which are operated for research and development and training and, along with a Schlotzsky's-Registered Trademark- Deli, include a full bakery producing pastries, muffins and other baked goods for sale in the Marketplace restaurant and in the coffee bar section of certain other Company-owned restaurants. The Company expects to open additional Company-owned restaurants for market leadership purposes, beginning with key markets in its home state of Texas.

    The Company also operates 18 other restaurants developed for or acquired from franchisees on a purchase or lease basis, which it does not currently consider to be part of its long-term portfolio of Company-owned units. These restaurants are classified as "Restaurants Available for Sale". Four of these restaurants are located in Georgia, three in Texas, two in Minnesota and one each in Utah, Alabama, Arizona, Arkansas, New Mexico, Mississippi, North Carolina, Tennessee, and New York. In the normal course of business, the Company expects to acquire additional restaurants from franchisees and refranchise certain of these restaurants.

          SCHLOTZSKY'S-REGISTERED TRADEMARK- DELI RESTAURANT LOCATIONS

    At December 31, 2001, the Schlotzsky's-Registered Trademark- Deli system consisted of 674 restaurants open and operating in 38 states, the District of Columbia, and eight foreign countries. At December 31, 2000 and 1999, the system included 711 and 743 restaurants open and operating, respectively.

                  RESTAURANT LOCATIONS AS OF DECEMBER 31, 2001

                                                               NUMBER OF
LOCATION                                                      RESTAURANTS
--------                                                      -----------
UNITED STATES:
Texas.......................................................      197
Georgia.....................................................       30
North Carolina..............................................       30
Tennessee...................................................       28
Arizona.....................................................       27
Illinois....................................................       25
Wisconsin...................................................       22
Michigan....................................................       21
Indiana.....................................................       20
Colorado....................................................       20
Florida.....................................................       18
Oklahoma....................................................       18
Alabama.....................................................       16
South Carolina..............................................       16
California..................................................       14
Kansas......................................................       13
Missouri....................................................       13
Minnesota...................................................       11
New Mexico..................................................       11
Ohio........................................................       10
Arkansas....................................................        9
Louisiana...................................................        9
Oregon......................................................        9
Utah........................................................        9
Nevada......................................................        8
Virginia....................................................        7

                                                               NUMBER OF
LOCATION                                                      RESTAURANTS
--------                                                      -----------
Mississippi.................................................        6
Washington..................................................        6
Idaho.......................................................        5
Kentucky....................................................        5
Nebraska....................................................        5
West Virginia...............................................        4
South Dakota................................................        3
North Dakota................................................        2
Pennsylvania................................................        2
Alaska......................................................        1
District of Columbia........................................        1
Hawaii......................................................        1
New York....................................................        1
                                                                  ---
TOTAL DOMESTIC..............................................      653
                                                                  ---

INTERNATIONAL:
Turkey......................................................        6
Malaysia....................................................        4
China.......................................................        3
Argentina...................................................        2
Guatemala...................................................        2
Morocco.....................................................        2
Canada......................................................        1
Germany.....................................................        1
                                                                  ---
TOTAL INTERNATIONAL.........................................       21
                                                                  ---
TOTAL DOMESTIC & INTERNATIONAL..............................      674
                                                                  ===

                             RESTAURANT DEVELOPMENT

    The Company maintains a Real Estate Services group that performs market development planning, restaurant site analysis, restaurant design and cost analysis. This group also serves as construction manager for new Company-owned restaurants.

    Restaurant development is generally the responsibility of the restaurant operators, whether a franchisee or the Company for Company-owned restaurants. The Company had instituted the Turnkey program, which was terminated in 2000, to assist franchisees in obtaining sites and to achieve more rapid development of new restaurants, especially in selected major markets. Under the Turnkey program, the Company would typically perform various services including site selection, feasibility analysis, environmental studies, site work, permitting, and construction management, receiving a fee for these services. The Company at times would assign its earnest money contract on a site to a franchisee, an area developer, or a third-party investor, who then assumed responsibility for developing the restaurant. The Company would at other times purchase or lease a selected site, construct a Schlotzsky's-Registered Trademark- Deli restaurant on the site and sell, lease or sublease the completed restaurant to a franchisee, or sell the restaurant to an investor who leased the restaurant to the franchisee. Approximately 125 restaurants developed under the Turnkey program were in operation at December 31, 2001.

    Through 1997, the Company often provided credit enhancement in the form of limited guarantees on franchisees' leases for leased locations sold to investors under the Turnkey program.

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

    Although the Turnkey program has been cancelled, the Company expects that it may provide, in certain instances, guarantees or loans or take on an equity interest in franchisees, particularly those who purchase restaurants available for sale from the Company.

                                  FRANCHISING

    The Company has generally adopted the strategy of franchising, rather than owning, most restaurants. The Company believes that franchisees who own and operate restaurants are typically more highly motivated and are generally able to manage stores more efficiently than manager-employees. Moreover, franchising allows the Company to expand the number of restaurants and penetrate markets more quickly and with less capital than developing Company-owned restaurants. Area developers play a role in the Company's franchising program in certain territories by recruiting qualified franchisees and by monitoring and providing support to franchised restaurants.

    AREA DEVELOPERS. The Company's 16 area developers who have retained their original service obligations recruit and qualify franchisees according to criteria developed by the Company. Once a franchisee is approved by the Company, the area developer works with the Company to assist the franchisee in site selection, training, restaurant design and layout, construction, and obtaining financing. Such area developers provide restaurant opening assistance, monitor restaurant performance and compliance with product and service quality standards established by the Company, and help to coordinate cooperative advertising within their territories. The Company typically pays compensation to area developers who retained their original service obligations based on 50% of all franchise fees paid by franchisees in their territories. In addition, the Company also pays these area developers compensation generally based on 2.5% of franchisees' restaurant sales, constituting approximately 42% of the royalties received under franchise agreements providing for 6% royalties.

    Compensation payable to the other 8 area developers have been reduced to approximately 1.25% of franchisees' restaurant sales, or approximately 21% of royalties, as a result of several transactions completed over the past three years to reduce the area developers' royalty rights and duties. During 1999, the Company assumed territory management responsibility for its largest area developer in conjunction with an option to buy its territories. Under this arrangement, as amended, net compensation paid to the area developer was reduced to 1% of franchisees' restaurant sales effective October 31, 1999, and escalate to 2% by June 30, 2002, compared to the former 2.5% rate. The Company may enter into additional transactions with area developers as opportunities become available and the economics of the transactions are appropriate, but there can be no assurance that such transactions will occur.

    Area developers are not required to own or operate restaurants, although some of them are also franchisees, or have investments in franchisees under separate franchise agreements. Area developers are granted exclusive rights to one or more market territories in the United States, typically for a term of 50 years. Each area developer has paid the Company a nonrefundable fee for the development rights for a market, generally with a cash down payment and the balance of the fee represented by a note.

    Area development agreements are assignable only with the prior written consent of the Company, and consents have been granted from time to time. The Company retains a right of first refusal with respect to any proposed sale of rights by the area developer. Area developers typically commit to a restaurant opening schedule for each territory. The Company has agreed to extend or waive restaurant opening schedules for certain area developers under certain conditions, and has eliminated the schedules for those whose compensation is reduced. If an area developer fails to meet its obligations, the Company can terminate or repurchase its territory.

    In addition to the area developers, the Company has appointed a regional service representative to provide certain ongoing services to franchisees in certain territories.

    FRANCHISEES. The Company believes the full-time involvement of owners in daily restaurant operations is critical to the success of a franchise. The Company has focused on franchisees who would operate no more than four restaurants, located within a single market. The Company prefers on-premise owner-operators as franchisees rather than passive investors. As the Schlotzsky's-Registered Trademark- Deli concept has developed, in addition to owner-operator franchisees, the Company also seeks experienced, well-capitalized multi-unit operators who will operate a larger number of restaurants. Franchisees are selected on the basis of various factors, including business background, experience and financial resources. Because the cost of building and equipping a Schlotzsky's-Registered Trademark- Deli restaurant is substantial, franchisees must make certain minimum investments in their restaurants and typically must have substantial cash resources or a relatively high net worth to obtain financing to build and equip restaurants. While certain area developers identify and recruit potential franchisees, all franchisees must be approved by the Company.

    FRANCHISE AGREEMENTS. The Company enters into an agreement with each franchisee granting the franchisee the right to develop a restaurant within a defined area market over a defined period of time. In most cases, the Company has reserved the right to license sales of sandwiches, pizzas and other products in alternative retail outlets or special event venues. Once a site for a restaurant has been selected by the franchisee and accepted by the Company, additional documentation specifying that site is signed. Under the Company's current standard franchise agreement, the franchisee is required to pay a franchise fee of $30,000 for the franchisee's first restaurant and $20,000 for any additional restaurant. The initial franchise fee is payable at the time of signing the agreement. The current standard franchise agreement provides for a term of 20 years (with one ten-year renewal option) and payment of a royalty of 6% of sales. The Company is offering an incentive program to its existing franchisees which provides for a franchise fee of $1,000 and reduced royalties for varying periods for franchisees who commit to a site for a new restaurant in 2002 and open that restaurant by March 31, 2003. As of December 31, 2001, approximately 9% of domestic franchised restaurants operated under older franchise agreements and were paying a royalty of 4% of sales.

    The Company has the right to terminate any franchise agreement for certain specific reasons, including a franchisee's failure to make payments when due or failure to adhere to the Company's policies and standards. Many state franchise laws, however, limit the ability of a franchisor to terminate or refuse to renew a franchise. See "Government Regulation."

    FRANCHISEE TRAINING AND SUPPORT. Each franchisee is required to have a principal operator approved by the Company who satisfactorily completes the Company's training program and who devotes full business time and efforts to the operation of the franchisee's restaurants. Franchisees may also enroll each restaurant manager in the Company's training program. The Company provides training at operating Schlotzsky's-Registered Trademark- Deli restaurants in various locations and at its flagship Schlotzsky's-Registered Trademark-Marketplace restaurant in Austin, Texas, which includes classroom facilities. Franchisees are required to pass a minimum skills test before they begin operating their first restaurant. An on-site training crew is provided by the Company or an area developer for three days before and two days after the opening of a franchisee's first restaurant. The Company and its area developers maintain ongoing communication with franchisees, by providing updated operating and marketing information.

    FRANCHISED RESTAURANT OPERATIONS. All franchisees are required to operate their restaurants in compliance with the Company's policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, fixtures, furnishings, decor and signs. Food preparation is standardized and includes baking buns, slicing meat, cheese and produce, and heating sandwiches and pizzas. Franchisees are expected to be actively involved in monitoring operations at each of their restaurants. Although the Company suggests menu pricing, each franchisee has full discretion to determine the prices to be charged to its customers. Franchised restaurants are periodically inspected by area developers and the Company's field service representatives to monitor compliance with the Company's standards and specifications as set forth in the franchise agreement and the Company's manuals.

    REPORTING. Most Schlotzsky's-Registered Trademark- Deli franchisees are required to report weekly sales and other data to the Company. Other franchisees are required to report monthly. Generally, 6% royalties are payable weekly by automatic bank drafts and 4% royalties are payable monthly by check under the applicable franchise agreements. Although the Company has the right to audit franchisees, and does so occasionally, it relies primarily on voluntary compliance by franchisees to accurately report sales and remit royalties.

    INTERNATIONAL MASTER LICENSEES. The Company has granted nonassignable rights to develop restaurants in certain foreign countries to master licensees. A master licensee is typically licensed for 50 years to use the Schlotzsky's trademarks in a designated territory and may grant area development rights and franchises in that territory. Unlike area developers, master licensees contract directly with franchisees, and the Company delegates the selection of franchisees and approval of sites to the master licensees. When a master license is granted, the master licensee pays the Company a negotiated, nonrefundable license fee. The Company has typically received a portion of the master license fee in cash when the master license is signed, with the balance payable with interest under a promissory note. Typically, under its master license agreements, the Company receives one-third to one-half of any sublicense and franchise fees and one-third of any royalties received by the master licensee. All amounts payable to the Company by the master licensees must be paid in U.S. dollars. As of December 31, 2001, master licenses were in effect covering 26 foreign countries. As with area developers, if master licensees fail to meet their obligations, the Company can terminate their rights or repurchase their territories. Master licensees are subject to various laws and regulations regarding franchising in their territories and are responsible for complying with these laws and regulations.

                         RESTAURANT LOCATION AND DESIGN

    The Company and its area developers often assist franchisees in selecting restaurant sites. Franchisees are responsible for selecting restaurant locations acceptable to the Company. Site selection criteria are based on accessibility and visibility of the site and selected demographic factors, including population, residential and commercial density, income, age and traffic patterns. The Company prefers that franchisees select sites to maximize restaurant visibility and sales potential. The Company has developed plans to accommodate a variety of restaurant environments and sizes. The table below indicates the mix of restaurant site types over the past five years:

                                                    RESTAURANTS OPENED
                                RESTAURANTS IN            BETWEEN            RESTAURANTS IN
                               OPERATION AS OF      JANUARY 1, 1997 AND     OPERATION AS OF
RESTAURANT TYPE               DECEMBER 31, 1996      DECEMBER 31, 2001     DECEMBER 31, 2001
---------------               ------------------   ---------------------   ------------------
Freestanding................         40.5%                 76.3%                  59.2%
Shopping Center.............         45.9                  15.5                   31.3
Other.......................         13.6                   8.2                    9.5
                                    -----                 -----                  -----
Total.......................        100.0%                100.0%                 100.0%
                                    =====                 =====                  =====

    The Company has developed a variety of standard restaurant designs and specifications for freestanding and shopping center restaurants which it makes available for use by franchisees. These designs may be adapted to existing restaurants and other retail spaces. Franchisees must obtain the

Company's authorization before building a restaurant, which must comply with the Company's standard designs.

                                RESTAURANT COST

    The cost to a franchisee of developing a standard 3,200 square foot Schlotzsky's-Registered Trademark- Deli restaurant with drive-thru is approximately $1,600,000, including land, building, equipment and fixtures, with the largest variable being land development cost (land and site work). Shopping center restaurants cost approximately $400,000 (assuming landlord contribution of $36,000) and vary based on the level of landlord contribution to construction costs. Capital requirements to open a restaurant vary depending on whether the restaurant is owned or leased and on the specific terms of the related loan or lease agreement.

                              FRANCHISEE FINANCING

    The Company is not obligated to, and does not intend to, provide financing to franchisees for the costs of developing and opening restaurants. Both the Company and area developers may assist franchisees in obtaining financing by identifying potential third-party financing sources. Certain institutional lenders have designed loan and leasing programs specifically for Schlotzsky's-Registered Trademark- Deli franchisees. The Company has also identified certain Small Business Administration and conventional lenders which have made loans to Schlotzsky's-Registered Trademark- Deli franchisees. No lenders are committed to provide any financing to franchisees and there can be no assurance that franchisees will be able to finance their costs of developing restaurants on suitable terms.

    The Company may from time to time agree to guarantee certain franchisees' obligations to lenders or lessors or subordinate all or a portion of royalties or notes receivable from such franchisees to the obligations of franchisees on such loans or leases. The guarantees may provide for a limited number of payments or limited time period during which the Company may be required to perform on its guarantee.

    As of December 31, 2001, the Company had guaranteed an aggregate of approximately $25.6 million of franchisee obligations, which is principally comprised of real estate leases and mortgages, as well as equipment leases and other obligations of its franchisees.

                                   PURCHASING

    The Company develops specifications and approves suppliers for equipment, furniture, merchandising displays, food and other supplies. Approximately 78% of overall purchases of goods used in daily operations by the Schlotzsky's-Registered Trademark- Deli restaurants are available from International Multifoods Corporation. The Company believes that comparable goods would be available to the Schlotzsky's-Registered Trademark- Deli system at competitive prices from numerous other suppliers.

             SCHLOTZSKY'S-REGISTERED TRADEMARK- DELI BRAND PRODUCTS

    The Company has licensed certain manufacturers to produce Schlotzsky's-Registered Trademark- Deli brand meats, cheeses, potato chips and other products. The Company receives licensing fees from these manufacturers based on their sales of brand products to distributors, who in turn sell to Schlotzsky's-Registered Trademark- Deli restaurants. While franchisees are not required to purchase brand products, other than the Company's proprietary flour mixes and paper products, the Company believes that most franchisees prefer them because they are of equal or superior quality compared to other brand name products and generally are less expensive than the products available from other approved sources. In addition, some brand products can be sold at restaurants for home consumption, enhancing brand awareness and providing franchisees with additional sales opportunities.

    Since 1999, the Company has also licensed certain brand products for sale outside of the restaurant system. Schlotzsky's-Registered Trademark- Deli brand potato chips, meats, cheeses, soups and condiments are available for distribution in the retail sector. As of December 31, 2001, potato chips, packaged meats and cheeses, soups and condiments are available in the domestic superstore division of one of the world's largest retailers and in certain locations of a national warehouse club, several regional supermarket chains and other retail outlets in selected markets. The Company is continuing to seek distribution in additional retail outlets and markets and is exploring additional products for inclusion in this program.

                                   MARKETING

    Domestic franchised and Company-owned restaurants contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF"), a non-profit corporation administered by the Company. NAMF funds are used as a production fund to develop and produce radio and television commercials and print advertising for use in national and local marketing, and for in-store graphics and promotions. Any excess funds are utilized to purchase media placement. NAMF has developed advertising campaigns for use by franchisees centered around various slogans, such as FUNNY NAME. SERIOUS SANDWICH.-Registered Trademark- NAMF's contract field marketing representatives coordinate local and regional advertising campaigns and promotions for area developers and franchisees.

    In addition, franchisees are required by the terms of their franchise agreements to spend at least 3% of their restaurant's gross sales on advertising and the Company encourages them to spend more than the minimum. Effective January 1, 1999, the Company began collecting 1.75% of such 3% for national television advertising provided through Schlotzsky's National Advertising Association, Inc. ("NAA"), a non-profit corporation also administered by the Company. National advertising was initiated during the Spring of 1999. Effective January 1, 2001, NAA began collecting 2% of gross sales and also provided a national free-standing newspaper insert program along with national television advertising, and in 2002 will commence direct mail programs. The remainder of the 3% is spent locally by individual franchisees or by local advertising groups formed in order to maximize the benefits of local advertising for members. Company-owned restaurants contribute to NAA and to local advertising groups on the same basis as franchised restaurants.

                                  COMPETITION

    The food service industry is intensely and increasingly competitive with respect to concept, price, location, food quality and service. There are many well-established competitors with substantially greater financial strength, market share, media presence, points of distribution and other resources than the Company. Such competitors include a large number of national, regional and local food service companies, including fast food and quick-service restaurants, fast casual dining restaurants, casual dining restaurants, delicatessens, pizza restaurants and other dining establishments. There are also new and growing competitors in the fast casual upscale sandwich category in which the Company primarily operates. Some of the Company's competitors have been in business longer than the Company and are better established in markets where Schlotzsky's-Registered Trademark- Deli restaurants are or may be located. The Company believes that it competes for franchisees with franchisors of other restaurants and various concepts.

    Schlotzsky's-Registered Trademark- Deli restaurants compete primarily on the basis of distinctive, high quality food, comfortable atmosphere and convenience, complemented by excellent customer service. The Company believes that Schlotzsky's-Registered Trademark- Deli restaurants provide the quick service and convenience of fast food restaurants while offering more distinctive food and a more comfortable atmosphere. Pricing is designed so that customers perceive good value (high quality food at reasonable prices), even though Schlotzsky's-Registered Trademark- Deli menu prices are typically higher than certain competitors' prices.

    Competition in the food service business is affected by changes in consumer taste, economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of qualified labor, product availability and local competitive factors. The Company and its area developers attempt to assist franchisees in managing or adapting to these factors, but no assurance can be given that some or all of these factors will not adversely affect some or all Schlotzsky's -Registered Trademark- Deli restaurants.

                          TRADEMARKS AND TRADE SECRETS

    The Company owns several trademarks registered with the United States Patent and Trademark Office, including the name "Schlotzsky's"-Registered Trademark-. The Company has also registered or applied to register trademarks in several foreign countries. The potential duration of trademarks is generally unlimited, subject to continued use and registration renewals. The flour and bread recipes and techniques currently used in Schlotzsky's-Registered Trademark- Deli restaurants are based on a modification of the Company's original recipe developed jointly by the Company and Pillsbury Company. These and other recipes and techniques are protected by the Company and its suppliers as trade secrets. The Company has not sought patent protection for these recipes, and it is possible that competitors could develop recipes and techniques that duplicate or closely resemble those of the Company. The Company considers its trademarks and trade secrets to be materially important to its business and a key to its strategy of differentiation.

                             GOVERNMENT REGULATION

    The Company must comply with regulations adopted by the Federal Trade Commission (the "FTC") and with several state laws that apply to the offer and sale of franchises, including those requiring that prospective franchisees receive a franchise offering circular containing certain prescribed information. The Company must also comply with several state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, including those requiring the franchisor to deal with its franchisees in good faith; prohibiting interference with a right of free association among franchisees; regulating discrimination among franchisees with regard to charges; restricting the development of new restaurants within certain distances from existing franchised restaurants; or restricting a franchisor's rights to terminate a franchise agreement by requiring "good cause" to exist, advance notice given to the franchisee, an opportunity to cure any default, or repurchase the franchisee's inventory or other compensation. To date, these laws have not precluded the Company from seeking franchisees in any state and have not had a material adverse effect on the Company's franchise operations.

    The Company and its franchisees, in the operation of their Schlotzsky's-Registered Trademark- Deli restaurants, must comply with federal, state and local laws and regulations regarding health, sanitation, safety, fire, zoning, environment, wages, working hours, working conditions, disabilities, and alcoholic beverages (where applicable). Any failure to comply with such laws or to obtain or maintain applicable permits can adversely impact or prevent the opening or continued operation of a restaurant. To date, the business of the Company has not been materially affected by any such noncompliance. Compliance with environmental and other laws has impacted the cost of new restaurants, but the Company believes it has not prevented development of new restaurants. Many employees in Schlotzsky's-Registered Trademark- Deli restaurants receive compensation at rates related to the federal minimum wage and, accordingly, increases in the minimum wage increase labor costs at those locations.

                                   EMPLOYEES

    As of December 31, 2001, the Company employed 142 full-time equivalent personnel at its corporate headquarters or as field personnel and 855 personnel at Company-owned restaurants. None of the Company's employees is covered by a collective bargaining agreement or is represented by a labor union. The Company believes its relationship with its employees is good.

                           FORWARD-LOOKING STATEMENTS

    This report contains statements that are not historical information and are considered "forward-looking statements," as defined under the federal securities laws. Forward-looking statements may also be included from time to time in other written and oral communications by the Company and its authorized representatives. Forward-looking statements include, but are not limited to, those related to: the Company's business and growth strategies; new restaurant development; sales, costs and earnings projections; the sufficiency of operating cash flows, working capital and borrowings for the Company's future liquidity and capital resource needs; the results of pending or threatened legal proceedings; the future declaration and payment of dividends; the disposition of restaurants available for sale; the availability of financing for the Company and its franchisees; future distribution of Schlotzsky's-Registered Trademark- Deli brand products; and the expected recruitment of multi-unit operators as franchisees. Although forward-looking statements reflect the Company's expectations based on then-current information, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company undertakes no obligation to update any forward-looking statements. There can be no assurance that forward-looking statements will actually be achieved. Actual future results may be materially different from the forward-looking statements because of various risks and uncertainties, including but not limited to those identified in this report under the heading "Risk Factors."

                                  RISK FACTORS

    In addition to the other information contained in this report, the following factors should be considered carefully in evaluating the Company:

    NEW RESTAURANT STRATEGY. The Company has initiated several measures to encourage the opening of new Schlotzsky's-Registered Trademark- Deli restaurants by its franchisees, including an updated shopping-center model restaurant, a special incentive program offering reduced franchise fees and royalties for certain new restaurants opened by existing franchisees, and increased advertising aimed at prospective franchisees. Although the Company believes these actions are appropriate, there can be no assurance they will result in the opening of more restaurants. During 1999, 2000 and 2001, the Company and its franchisees opened 66, 32 and 18 new Schlotzsky's-Registered Trademark- Deli restaurants, respectively. The number of openings and the performance of new restaurants will depend on various factors, including: the availability of suitable sites for new restaurants; the ability to recruit financially and operationally qualified franchisees; the ability of franchisees to negotiate acceptable lease or purchase terms, obtain required capital, meet construction schedules, and hire and train qualified store personnel; the establishment of brand awareness in new markets; and the ability of the Company to manage anticipated growth. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

    RELIANCE ON AREA DEVELOPERS. The Company relies on certain area developers along with its own staff to recruit qualified franchisees and to perform quality inspections of franchised restaurants. Area developers are independent contractors, and are not employees of the Company. Although most area developer agreements originally specified a schedule for opening restaurants in their territories, the Company eliminated the development schedule for several area developers in connection with the negotiated reduction of their percentage of future franchise fees and royalties, and the Company has also agreed in the past to extend or waive development schedules for certain other area developers. The Company provides training and support to area developers, but the quality of restaurant operations in their territories may be diminished by certain area developers' lack of restaurant operations experience. It may be difficult for the Company to enforce or terminate its area development agreements with area developers who fail to meet development schedules, inspection standards or other requirements, limiting the ability of the Company to succeed in the territories of such area developers. In the past three years, the Company has negotiated transactions with certain area developers to reacquire their territories or to reduce their responsibilities along with their percentage of fees and royalties. As a result, the Company's success in those territories increasingly depends on its ability to perform functions that it had previously relied upon or shared with area developers to perform. See "Business--Franchising."

    DEPENDENCE ON FRANCHISING CONCEPT. Because royalties from franchised restaurants are a principal component of the Company's revenue base, the Company's performance depends upon the ability of its franchisees to capitalize on and properly execute the Schlotzsky's-Registered Trademark- Deli concept. The operation of a Schlotzsky's-Registered Trademark- Deli restaurant requires a franchisee's significant and continued effort in areas such as product quality, customer service, employee training, local marketing and cost controls. The Company believes that the costs for a franchisee to open a Schlotzsky's-Registered Trademark- Deli restaurant, including the cost to purchase or lease real estate that meets the Company's site selection criteria, are higher than the restaurant opening costs of certain competing concepts. This necessarily limits the number of persons who are qualified to be franchisees of the Company. The Company has established criteria to use in evaluating prospective franchisees, as well as training programs to assist in the operations of restaurants by franchisees, but there can be no assurance that franchisees will successfully open and operate
Schlotzsky's-Registered Trademark- Deli restaurants consistent with the Company's expectations. Since franchisees are independent business owners, they make their own decisions regarding new restaurant openings and whether to close existing restaurants. There can be no assurance that franchisees will open additional restaurants or continue operations of existing restaurants. During 2001, 2000 and 1999 franchisees closed 73, 91 and 61 restaurants, respectively. See "Business--Franchising."

    The Company is subject to various state and federal laws relating to the franchise relationship. The failure by the Company to comply with these laws could subject the Company to liability to franchisees and sanctions by governmental authorities. The Company believes that the franchising industry is experiencing an increasing trend of franchisees filing complaints with government authorities and instituting lawsuits against franchisors, claiming unlawful or unfair trade practices or breach of express or implied agreements. While the Company's experience is consistent with the trends in the industry, the Company believes that it is in material compliance with these laws and regulations and its agreements with franchisees. See "Business--Government Regulation" and "Legal Proceedings."

    SCHLOTZSKY'S-REGISTERED TRADEMARK- DELI BRAND LICENSING FEES. During the past four years, the Company's revenue from Schlotzsky's-Registered Trademark-Deli brand licensing fees (brand contribution) has increased significantly as the volume of systemwide sales has increased, terms with certain major suppliers have been renegotiated, and franchisees have increased their voluntary participation in the Company's purchasing programs. In addition, Schlotzsky's-Registered Trademark- Deli brand potato chips, meats, cheeses, soups and other products have been licensed for sale in grocery stores and other retail outlets. The Company will continue to explore other retail channels or areas of distribution for some of its brand products, but there can be no assurance that the Company will achieve any significant or consistent revenue from such sources. In addition, some franchisees may object to Schlotzsky's-Registered Trademark- Deli brand licensing fees as a source of revenue to the Company and may reduce their future voluntary purchases of Schlotzsky's-Registered Trademark- Deli brand products through the Company's purchasing programs. See "Business--Schlotzsky's-Registered Trademark- Deli Brand Products" and "Legal Proceedings."

    OPERATION OF COMPANY-OWNED RESTAURANTS. The Company's revenue from Company-owned and operated restaurants has increased significantly over the past four years as the Company has increased the number of restaurants it operates. Restaurant operations have different financial characteristics, including higher capital requirements and lower operating margins, than the Company's franchising operations. In addition, a majority of the restaurants operated by the Company were developed for or acquired from franchisees who, in many cases, did not operate these restaurants with consistent profitability. The Company expects to further increase the number of restaurants it operates, both in its long-term portfolio and in its available for sale portfolio. There can be no assurance that the Company will achieve consistent profitability in its operation of restaurants that it has or will acquire from franchisees in the future. See "Business Strategy."

    INVESTMENTS IN INTANGIBLE ASSETS. The Company has substantial investments in intangible assets with a carrying value of $43.1 million as of December 31, 2001. The carrying amount of such investments is dependent, in part, on projected cash flows for the related business activities. Such projected cash flows can be impacted by factors both within and without management's control and projection of cash flows requires the exercise of judgment. There can be no assurance that factors adversely impacting these projected cash flows will not occur or that management's judgments will not change in the future.

    CREDIT RISK AND CONTINGENCIES. The Company has charged its area developers and master licensees a fee ("developer fee") for the rights to develop a defined territory and has typically accepted a portion of the developer fee in the form of a promissory note. As of December 31, 2001, the Company held notes receivable from area developers and master licensees in an aggregate principal amount of approximately $2.2 million. In addition, at December 31, 2001, there was $1.8 million of deferred revenue related to sales of these rights. The Company also holds notes receivable from certain franchisees related to their purchase of restaurants and certain other obligations. As of December 31, 2001, the outstanding principal amount of these notes was approximately $8.3 million. While the Company considers it unlikely that there will be significant noncollection on the notes described above, such noncollection could adversely affect the Company's financial condition. Parties controlled by or related to directors, officers and principal shareholders of the Company have provided financing to certain area developers and master licensees and have guaranteed obligations of certain area developers and master licensees to the Company. See "Business--Franchising" and "Business--Franchisee Financing."

    The Company has guaranteed a bank term note for which Schlotzsky's National Advertising Association, Inc. and Schlotzsky's N.A.M.F., Inc. are co-borrowers, with an outstanding balance of approximately $2.9 million at December 31, 2001 and a $500,000 line of credit for the same co-borrowers which has no outstanding balance at December 31, 2001.

    The Company guarantees certain loans, leases and other obligations of certain franchisees. The Company entered into most of these guarantees in connection with restaurants developed under the former Turnkey program. At December 31, 2001, the Company was contingently liable for approximately
$25.6 million of franchisees' obligations, which was principally comprised of guarantees on real estate leases and mortgages, equipment leases, and loans of franchisees. The Company has, from time-to-time, been called upon to perform under such guarantees and there can be no assurance that it will not be so called upon in the future. See "Business--Franchisee Financing" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

    Directly and through a wholly owned subsidiary, the Company is the general partner and a limited partner in a limited partnership that owns a retail shopping center in the Austin, Texas area. The Company has guaranteed, subject to certain conditions, the repayment of a loan for this project in the principal amount of approximately $2.0 million due in October 2009 (the Company's subsidiary received the proceeds of the loan in repayment of its loan to the partnership). The Company does not consider its investment in the retail shopping center to represent a separate line of business. The Company has also guaranteed a loan, in the principal amount of approximately $2.2 million due in January 2016, of a limited liability company in which a subsidiary of the Company owns a 50% interest (the Company's subsidiary also received the proceeds of this loan in payment for the restaurant purchased by the limited liability company). See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    The Company is subject to various lawsuits and claims arising from its business operations. In the past, the Company has obtained liability insurance to cover certain types of claims, subject to significant deductibles, retentions and other limitations. There can be no assurance that such insurance will be available to the Company in the future on acceptable terms or that the insurance obtained will be adequate to pay applicable claims. See "Legal Proceedings."

    GEOGRAPHIC CONCENTRATION. Of the 674 restaurants in the Schlotzsky's-Registered Trademark- Deli system at December 31, 2001, 197 were located in Texas. A downturn in the regional economy or other significant adverse events in Texas could have a material adverse effect on the Company's financial condition and results of operations. See "Business--Schlotzsky's-Registered Trademark- Deli Restaurant Locations."

    FACTORS AFFECTING THE RESTAURANT INDUSTRY. The Company and its franchisees may be affected by risks inherent in the restaurant industry, including: adverse changes in national, regional or local economic conditions; availability and cost of labor (including increases in the minimum wage); dependence on distributors to deliver supplies; increased costs of food products; limited alternative uses for properties and equipment; changing consumer tastes, habits and spending priorities; changing demographics; the cost and availability of insurance coverage; weather conditions; and health and safety concerns. The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to food preparation, zoning and building requirements. The Company may also be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues or allegations resulting from one restaurant or a limited number of restaurants in the Schlotzsky's-Registered Trademark- Deli system or in other restaurant chains. None of these factors can be predicted with any degree of certainty, and any one or more of these factors could have a material adverse effect on the Company's financial condition and results of operations. See "Business--Competition" and "Business--Government Regulation."

    COMPETITION. The food service industry is intensely and increasingly competitive with respect to concept, price, location, food quality and service. There are new competitors as well as many well-established competitors with substantially greater financial and other resources than the Company. These competitors include a large number of national, regional and local food service companies, including fast food and quick-service restaurants, fast casual dining restaurants, casual dining restaurants, delicatessens, pizza restaurants and other convenience dining establishments. Some of the Company's competitors have been in business longer than the Company and may be better established in markets where Schlotzsky's-Registered Trademark- Deli restaurants are or may be located. There are also new and growing competitors in the fast casual upscale sandwich category in which the Company primarily operates. The Company provides training and other assistance to its franchisees in adapting to these factors, but no assurance can be given that some or all of these factors will not adversely affect some or all of Schlotzsky's-Registered Trademark- Deli restaurants. The Company also believes that it competes for franchisees with franchisors of other restaurants and various concepts. See "Business--Competition."

    CONTROL BY PRINCIPAL SHAREHOLDERS. As of December 31, 2001, John C. Wooley and Jeffrey J. Wooley (who are officers and directors of the Company) beneficially owned an aggregate of approximately 13.1% of the outstanding Common Stock. Additionally, companies of which Floor Mouthaan (a director of the Company) is managing director, beneficially owned an aggregate of 6.2% of the outstanding Common Stock. As a result, these shareholders, if they were to act in concert, would have the ability to influence the outcome of any issue submitted to a vote of the shareholders. To the Company's knowledge, there are no agreements or understandings among these shareholders regarding the voting of their shares, but to date they have voted consistently on matters submitted to a vote of the shareholders. See "Security Ownership of Certain Beneficial Owners and Management."

    DEPENDENCE ON MANAGEMENT AND KEY PERSONNEL. The Company's success is very dependent upon the efforts of its management and key personnel, including its Chairman of the Board, President and Chief Executive Officer, John C. Wooley. The Company has employment agreements with John C. Wooley and Jeffrey J. Wooley, which include certain noncompetition provisions that survive the termination of employment. The employment agreements were amended and restated effective January 1, 2001, and will automatically extend for rolling four-year terms. The Company also has employment agreements with several other members of management and key personnel, which include noncompetition provisions. However, there can be no assurance that such noncompetition agreements will be enforceable in any particular situation. The loss of the services of John C. Wooley or other management or key personnel could have a material adverse effect on the Company. The Company does not carry key man life insurance on any of its officers. See "Directors and Executive Officers of the Registrant."

    ABSENCE OF DIVIDENDS. The Company has never paid cash dividends on its Common Stock and, while it is evaluating this issue, does not have current plans to do so.

    VOLATILITY OF STOCK PRICE AND VOLUME. There have been periods of significant volatility in the market price and trading volume of the Company's Common Stock, which in many cases were unrelated to the operating performance of, or announcements concerning, the Company. General market price declines or market volatility in the future could adversely affect the price of the Common Stock. In addition, the trading price of the Common Stock has been or is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, changes in management, competitive factors, regulatory changes, general trends in the industry, recommendations by securities industry analysts and other events or factors. This volatility has been exacerbated by the low volume of public trading in the Common Stock. There can be no assurance that an adequate trading market can be maintained for the Common Stock.

    As of December 31, 2001, the Company had 7,463,990 shares of Common Stock issued, of which 186,300 shares were held in treasury, and the Company had outstanding an aggregate of 794,383 stock options and warrants that were exercisable. A substantial number of shares may become available for sale in the public market at various times. No predictions can be made as to the effect, if any, that market sales or the availability of shares for future sale will have on the market price of the Common Stock. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could adversely affect the market price for the Common Stock and could impair the Company's ability to raise capital through a public offering of equity securities. See "Market for Registrant's Common Equity and Related
Stockholder Matters."

    ANTI-TAKEOVER PROVISIONS. The Texas Business Combination Law restricts certain transactions between a public corporation and affiliated shareholders. The statute may have the effect of inhibiting a non-negotiated merger or other business combination involving the Company.

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

    The Board of Directors has the authority, without further action by the shareholders, to issue up to 1,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, and to issue additional authorized, unissued shares of Common Stock. The issuance of Preferred Stock or additional shares of Common Stock could adversely affect the voting power of the Common Stockholders and could have the effect of delaying, deferring or preventing a change in control of the Company. The issuance of Preferred Stock could have other adverse effects on Common Stockholders, including creation of a preference upon liquidation or the payment of dividends in favor of the holders of Preferred Stock.

    The Board of Directors has adopted a Shareholders' Rights Plan, pursuant to which certain rights would become exercisable upon the occurrence of certain events, such as a purchase, tender offer, or exchange offer that would result in a person obtaining 20% or more of the Company's outstanding shares of Common Stock. Upon becoming exercisable, the Rights may entitle the holder to purchase the Company's Common Stock or an acquiring company's stock for less than market value or to receive cash. The Rights have certain anti-takeover effects, including the substantial dilution of value incurred by such a person who acquires 20% or more of the Company's Common Stock. Accordingly, the existence of the Rights may deter certain persons from making takeover proposals or tender offers. Of the 1,000,000 shares of Preferred Stock that are authorized, 200,000 shares have been reserved for issuance under the Shareholders' Rights Plan as Class C Series A Junior Participating Preferred Stock.

    The Company holds an Option Agreement to reacquire the territories of its largest area developer, which provides that if there is a change in control of the Company (defined to include the acquisition of at least 20% of the outstanding Common Stock by someone other than John C. Wooley or Jeffrey J. Wooley), the Company is obligated to pay between $2.8 million and $3.8 million to prevent the option from lapsing. Such payment would be applicable to the exercise price, if and when paid. The Company also has a Credit Agreement with its banks, which provides that the acquisition of beneficial ownership of more than 33% of the outstanding stock of the Company by a person or group of related persons constitutes a default, resulting in the possible acceleration of outstanding indebtedness.

    STOCK REPURCHASE PROGRAM. In January 2001, the Board of Directors increased the existing authorization to repurchase shares of the Company's outstanding Common Stock to 1,000,000 shares. During 2001, the Company repurchased
176,300 shares at a total cost of approximately $718,000. Under the Credit Agreement with its bank group, the Company is limited to spending an aggregate of $1.0 million for all stock repurchases. There can be no assurance that the Company will repurchase shares of Common Stock in the future.

    OPTION TO PURCHASE AREA DEVELOPER TERRITORIES. The Company has made nonrefundable payments of $4.6 million for an option to reacquire the territories from its largest area developer. If the Company does not exercise the option by June 30, 2002, it must pay an additional fee of $1.7 million. To exercise the option, the Company must pay $3.5 million in cash and execute a promissory note for $20,118,000. The note terms would provide interest at 8% per year, four $2.0 million semi-annual payments commencing June 30, 2003, and payment in full on June 30, 2005. The Company will need to negotiate amendments to its bank Credit Agreement, or refinance the Credit Agreement with alternative financing, to fund the exercise of the option and revise certain financial covenants. Although the Company has been able to obtain amendments or waivers of Credit Agreement provisions in the past, there can be no assurance that such amendments will be obtained in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and
Capital Resources."

ITEM 2. PROPERTIES

    The Company leases its corporate headquarters facility in Austin from a company owned by John C. Wooley and Jeffrey J. Wooley. This lease will expire in 2007. The facility consists of approximately 41,000 square feet of office and storage space.

    The Company operates 33 restaurants in 12 states. Fifteen of these restaurants are in the Company's portfolio of restaurants to be operated for the long term. Of these units, 14 are in Texas and one is in Georgia. The remaining 18 restaurants are considered available for sale. These locations include four in Georgia, three in Texas, two in Minnesota, and one each in Alabama, Arkansas, Utah, Mississippi, Arizona, New Mexico, North Carolina, Tennessee, and
New York. The properties consist of land, building, leasehold improvements, and restaurant equipment. The equipment is typically owned, and the land and building are either owned or leased. In addition, the Company has certain excess undeveloped or partially developed real estate available for sale.

ITEM 3. LEGAL PROCEEDINGS

    LONE STAR LADIES INVESTMENT CLUB, A TEXAS GENERAL PARTNERSHIP, ET AL., ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED V. SCHLOTZSKY'S, INC., JOHN C. WOOLEY, JEFFREY J. WOOLEY, JOHN M. ROSILLO, AND MONICA GILL, (CASE
NO. A-98CA-550-JN), was filed in the United States District Court, Western District of Texas, Austin Division on February 8, 1999, as a class action lawsuit, amending and consolidating four cases previously filed on behalf of certain shareholders against the Company and certain of its past and present officers and directors, seeking remedies under the Securities Act of 1933 and the Securities Exchange Act of 1934 based upon statements made by the Company in its Registration Statement and Prospectus issued in connection with the Company's Secondary Public Offering, which became effective on September 24, 1997, and subsequent press releases. The Company filed a motion to dismiss for failure to state a claim, which was granted, with prejudice, by the District Court on August 5, 1999. On appeal, the Fifth Circuit reversed the District Court's denial of leave to amend and remanded the case on January 9, 2001 to allow Plaintiffs leave to file an amended complaint in March of 2001. The amended complaint sought relief under the 1933 Act claims only. Without conceding the facts that formed the basis of Plaintiffs' claims, the Company entered into a stipulation of settlement on January 26, 2002, settling all claims, with prejudice, for the sum of $2 million, the entirety of which will be paid by the Company's insurer. On February 19, 2002 the District Court entered its preliminary approval and set the matter for final settlement hearing on April 2, 2002, at which time the Court will determine whether the proposed settlement is fair to the settlement class and should be approved by the Court. There can be no assurance that the Court will grant final approval or that a significant number of the settlement class will not "opt-out" of the proposed settlement.

    In addition to the lawsuit discussed above, the Company is a defendant in various other legal proceedings arising from its business. The ultimate outcome of these pending proceedings cannot be projected with certainty. However, based on its experience to date, the Company believes such proceedings will not have a material effect on its business or financial condition.

    From time to time, the Company has settled various legal proceedings arising from its business. In certain cases, the Company's insurers have made payments with regard to these settlements. There has been no material adverse impact to the Company relating to these settlements. There can be no assurance, however, that future settlements will not occur which could be material or outside of the Company's insurance coverages.

    The Company may also be subject to various additional lawsuits, claims, government agency actions, and other legal proceedings arising from its business from time to time. Set forth below is a brief description of some of the more significant categories of such proceedings:

    FRANCHISEES AND AREA DEVELOPERS. In the course of contractual relationships, various disputes arise between the Company and its franchisees and area developers, including but not limited to those regarding: enforcement of quality, service and cleanliness standards; default and termination of contracts; delinquent royalties and other payments; administration of advertising funds; payments from suppliers (including
Schlotzsky's-Registered Trademark- Deli brand license fees); and the Company's former Turnkey program.

    EMPLOYEES. In the course of employing hundreds of people, issues and disputes arise regarding hiring and termination of employment decisions, wages and hours, discrimination and harassment allegations, and other matters.

    SUPPLIERS. In the course of relationships with companies who have been authorized to manufacture or distribute Schlotzsky's-Registered Trademark- Deli brand or other products to the restaurants or in retail channels, disputes can arise regarding product standards and specifications, contractual terms, and other issues.

    CUSTOMERS. In the course of serving customers at Company-owned and franchised restaurants, the Company becomes involved in claims and disputes involving products, services, accidents and other matters.

    INTELLECTUAL PROPERTY. In the course of owning trademarks, copyrights and other intellectual property, the Company occasionally is involved in proceedings to defend or protect such property.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, no par value, and 1,000,000 shares of Class C Preferred Stock, no par value (including 200,000 shares of Class C Series A Junior Participating Preferred Stock reserved for issuance under the Company's Shareholders' Rights
Plan). The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BUNZ". As of March 26, 2002, 7,284,164 shares of outstanding Common Stock were owned by approximately 5,200 beneficial owners and 278 shareholders of record.

    The following table shows, for the Company's Common Stock in each fiscal quarter in the last two years, the highest and lowest sales price (reflecting actual transactions reported by Nasdaq).

                                                                 SALES PRICES
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
FISCAL 2000
    First Quarter...........................................   $9.00      $5.75
    Second Quarter..........................................    6.75       5.00
    Third Quarter...........................................    6.00       3.38
    Fourth Quarter..........................................    4.88       2.06

FISCAL 2001
    First Quarter...........................................   $4.50      $2.38
    Second Quarter..........................................    5.80       3.67
    Third Quarter...........................................    9.00       4.29
    Fourth Quarter..........................................    6.50       4.25

    The Company has never paid cash dividends on its Common Stock and, while it is evaluating this issue, does not have current plans to do so. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future prospects, financing restrictions and other factors deemed relevant by the Board of Directors.

    The Transfer Agent and Registrar for the Company's Common Stock is Computershare Investor Services, LLC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The consolidated balance sheet data as of December 31, 2001 and 2000 and the consolidated statement of operations data as of and for the years ended December 31, 2001, 2000 and 1999 have been derived from the audited consolidated financial statements of the Company, included elsewhere herein. The consolidated balance sheet data as of December 31, 1999, 1998 and 1997 and consolidated statement of operations data as of and for the years ended December 31, 1998 and 1997 have been derived from the Company's audited financial statements not included or incorporated herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere in this report.

                                                        FISCAL YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2001       2000       1999       1998       1997
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Royalties.................................  $ 21,765   $ 22,478   $ 21,547   $ 18,885   $ 14,561
  Franchise fees............................       348        511        843      1,365      1,555
  Developer fees (1)........................       455        740      1,058        270        325
  Restaurant sales..........................    29,906     25,738     18,533      9,200      6,186
  Brand contribution........................     7,397      7,142      6,173      4,003      2,915
  Other fees and revenue....................     1,981      2,566      3,254      9,604      2,444
                                              --------   --------   --------   --------   --------
      Total revenue.........................    61,852     59,175     51,408     43,327     27,986
                                              --------   --------   --------   --------   --------
Expenses:
  Service costs:
    Royalties...............................     4,745      5,295      6,601      7,226      5,373
    Franchise fees..........................       149        216        389        697        813
                                              --------   --------   --------   --------   --------
                                                 4,894      5,511      6,990      7,923      6,186
                                              --------   --------   --------   --------   --------
  Restaurant operations:
    Cost of sales...........................     8,363      7,353      5,457      3,043      1,952
    Personnel and benefits..................    12,515     10,693      7,374      3,976      2,493
    Operating expenses......................     6,945      5,661      4,233      2,627      1,952
                                              --------   --------   --------   --------   --------
                                                27,823     23,707     17,064      9,646      6,397
                                              --------   --------   --------   --------   --------
  Equity loss on investments................       109         55         --         --         --
                                              --------   --------   --------   --------   --------
  General and administrative................    18,721     27,865     18,078     15,831      7,938
                                              --------   --------   --------   --------   --------
  Depreciation and amortization.............     4,224      3,771      3,186      2,007      1,155
                                              --------   --------   --------   --------   --------
      Total expenses........................    55,771     60,909     45,318     35,407     21,676
                                              --------   --------   --------   --------   --------
      Income (loss) from operations.........     6,081     (1,734)     6,090      7,920      6,310
Other:
  Interest income...........................       943      2,265      3,097      2,296      1,050
  Interest expense..........................    (2,822)    (3,586)    (2,316)      (281)      (297)
                                              --------   --------   --------   --------   --------
      Income (loss) before income taxes and
        cumulative effect of change in
        accounting principle................     4,202     (3,055)     6,871      9,935      7,063
Provision (credit) for income taxes.........     1,713       (744)     2,525      3,729      2,614
                                              --------   --------   --------   --------   --------
      Net income (loss) before cumulative
        effect of change in accounting
        principle...........................     2,489     (2,311)     4,346      6,206      4,449
Cumulative effect of change in accounting
 principle, net of tax (1)..................        --         --     (3,820)        --         --
                                              --------   --------   --------   --------   --------
      Net income (loss).....................  $  2,489   $ (2,311)  $    526   $  6,206   $  4,449
                                              ========   ========   ========   ========   ========
Earnings per share--basic, before cumulative
 effect.....................................  $   0.34   $  (0.31)  $   0.59   $   0.84   $   0.74
Earnings per share--basic...................  $   0.34   $  (0.31)  $   0.07   $   0.84   $   0.74
Earnings per share--diluted, before
 cumulative effect..........................  $   0.33   $  (0.31)  $   0.58   $   0.82   $   0.71
Earnings per share--diluted.................  $   0.33   $  (0.31)  $   0.07   $   0.82   $   0.71
CONSOLIDATED BALANCE SHEET DATA:
Total assets................................  $114,149   $113,501   $132,759   $104,228   $ 79,521
Long-term debt, less current maturities.....  $ 25,897   $ 26,251   $ 21,275   $  9,219   $  1,936
Stockholders' equity........................  $ 74,402   $ 72,522   $ 74,735   $ 73,963   $ 66,991

------------------------------

(1) Effective January 1, 1999, the Company implemented a change in accounting principle regarding revenue recognition of developer fees. See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

    The Company derives approximately 95% of its revenue from three recurring sources: royalties from franchisees, restaurant sales at Company-owned and operated restaurants and brand contribution (license fees from the sales of Schlotzsky's-Registered Trademark- Deli brand products to the restaurant system and in the retail sector).

    During 2001, the Company returned to profitability after a loss in 2000 due to charges related to the termination of its former Turnkey program (as discussed below). The Company's focus during 2001 was on infrastructure improvements. During the year, general and administrative costs were reduced; strategic alliances were completed with suppliers of point-of-sale software and hardware; and the design and operating system of the Company's standard 3,200 square foot freestanding restaurant was adapted to a shopping center environment, which provides a lower cost restaurant development opportunity for franchisees while still maintaining a consistent representation of the brand.

    During 2002, the Company intends to focus its efforts on: increasing the number of Company-owned restaurants, including developing market leadership restaurants in Texas; expanding the number of domestic franchised restaurants by utilizing the new shopping center restaurant designs, offering an incentive program for existing franchisees to commit to additional locations in 2002, and increasing advertising to attract new qualified franchisees; expanding the scope of Schlotzsky's-Registered Trademark- Deli brand product sales in the retail sector; continuing to control general and administrative expenses; and rearranging its credit facilities to accommodate the exercise of the option to reacquire its largest area developer's territory rights and to fund the growth in Company-owned restaurants.

    The Company terminated its former Turnkey program in 2000. This program had been initiated in 1995 to support the Company's growth through the development of larger, freestanding restaurants by franchisees. While the Turnkey program was successful in increasing systemwide sales, restaurant count and average weekly unit sales, the program involved the Company undertaking significant real estate development and credit risks. As a result of the termination of the Turnkey program, a non-cash, pre-tax charge of approximately $5,340,000 was recorded in the second quarter of 2000.

                          CRITICAL ACCOUNTING POLICIES

    The Company's reported results of operations are impacted by the application of certain policies that require subjective judgments. These judgments involve estimates about the effect of matters that are inherently uncertain and may significantly impact our results of operations and financial condition. Changes in the estimates and judgments could significantly impact our results of operations and financial condition in future periods. The most significant policies require:

    - Determination of appropriate valuation allowances for accounts and notes receivable.

    - Determination of appropriate valuation allowances for real estate available for sale.

    - Determination of appropriate valuation allowances for intangible assets.

    The following tables set forth (i) the percentage relationship to total revenue of the listed items included in the Company's consolidated statements of operations, except as otherwise indicated, and (ii) selected restaurant data.

                                                                    FISCAL YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenue:
  Royalties.................................................    35.2%      38.0%      41.9%
  Franchise fees............................................     0.6        0.9        1.6
  Developer fees............................................     0.7        1.3        2.1
  Restaurant sales..........................................    48.3       43.5       36.1
  Brand contribution........................................    12.0       12.1       12.0
  Other fees and revenue....................................     3.2        4.2        6.3
                                                               -----      -----      -----
      Total revenue.........................................   100.0      100.0      100.0
                                                               -----      -----      -----
Expenses:
  Service costs:
    Royalties (1)...........................................    21.8       23.6       30.6
    Franchise fees (2)......................................    42.8       42.2       46.1
  Restaurant operations:
    Cost of sales (3).......................................    28.0       28.6       29.4
    Personnel and benefits (3)..............................    41.8       41.5       39.8
    Operating expenses (3)..................................    23.2       22.0       22.8
  Equity loss on investments................................     0.2        0.1         --
  General and administrative................................    30.3       47.1       35.2
  Depreciation and amortization.............................     6.8        6.4        6.2
      Total expenses........................................    90.2      102.9       88.2
                                                               -----      -----      -----
    Income (loss) from operations...........................     9.8       (2.9)      11.8
Other:
  Interest income...........................................     1.5        3.8        6.0
  Interest expense..........................................    (4.6)      (6.1)      (4.5)
                                                               -----      -----      -----
      Total other...........................................    (3.1)      (2.3)       1.5
                                                               -----      -----      -----
    Income (loss) before income taxes and cumulative effect
      of change in accounting principle.....................     6.8       (5.2)      13.3
Provision (credit) for income taxes.........................     2.8       (1.3)       4.9
                                                               -----      -----      -----
    Income (loss) before cumulative effect of change in
      accounting principle..................................     4.0       (3.9)       8.4
Cumulative effect of change in accounting principle, net of
 tax........................................................      --         --       (7.4)
                                                               -----      -----      -----
    Net income (loss).......................................     4.0%      (3.9)%      1.0%
                                                               =====      =====      =====

------------------------------

(1) Expressed as a percentage of royalties.

(2) Expressed as a percentage of franchise fees.

(3) Expressed as a percentage of restaurant sales.

                                                               FISCAL YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2001        2000        1999
                                                              ----------   ---------   ---------
RESTAURANT DATA:
  Systemwide sales (in thousands) (1).......................  $423,200     $429,400    $400,300
  Change in same store sales (2)............................      (1.4)%        4.1%        2.8%
  Weighted average annual store sales (3)...................  $606,000     $594,000    $550,000
  Weighted average weekly store sales, by restaurant
    type (3) (4):
    Freestanding............................................  $ 13,273     $ 13,102    $ 12,266
    Shopping center.........................................  $  9,495     $  9,332    $  8,570
    Other...................................................  $  9,000     $  8,734    $  8,239
      All restaurants.......................................  $ 11,651     $ 11,425    $ 10,579
  Change in weighted average weekly store sales for all
    restaurants (5).........................................       2.0%         8.0%        9.4%
  Restaurants opened:
    Domestic -
      New...................................................        17           26          59
      Reopenings............................................        18           27          12
                                                              --------     --------    --------
        Total domestic openings.............................        35           53          71
    International...........................................         1            6           7
                                                              --------     --------    --------
          Total openings....................................        36           59          78
  Restaurants closed........................................       (73)         (91)        (61)
                                                              --------     --------    --------
          Net unit change...................................       (37)         (32)         17
                                                              ========     ========    ========
  Restaurants operating at end of year......................       674          711         743
                                                              ========     ========    ========

------------------------------

(1) Includes sales for all restaurants, including Company-owned and franchised, as reported by franchisees or derived by the Company from other data.

(2) Same store sales are based on Company-owned and franchised restaurants that were open for the entire period indicated and for at least eighteen months as of the end of the corresponding prior period, including restaurants that were temporarily closed and reopened within six months.

(3) In actual dollars (rounded in the case of average annual store sales).

(4) Freestanding restaurants include all restaurants in freestanding buildings, including the standard 3,200 square foot design; shopping center restaurants are restaurants in a shopping center at the end of the building or in-line with tenants on both sides; other restaurants include downtown, airport and other locations.

(5) Percentage change in weighted average weekly store sales from previous fiscal year.

                             RESULTS OF OPERATIONS

FISCAL YEAR 2001 COMPARED TO 2000

    REVENUE. Total revenue increased 4.5% from $59,175,000 to $61,851,000.

    ROYALTIES decreased 3.2% from $22,478,000 to $21,765,000. The decrease was due to a decrease in the average number of franchised restaurants in 2001 compared to 2000, an increased percentage of systemwide sales generated by Company-owned restaurants, which do not pay royalties, and a decrease in same store sales of 1.4%, partially offset by a continuing shift in restaurant mix towards larger, higher volume units.

    FRANCHISE FEES decreased 31.9% from $511,000 to $348,000. This decrease was a result of fewer restaurant openings during 2001, as compared to 2000. The reduced number of openings was principally the result of the discontinuation of the Turnkey program in 2000, as well as the Company's increased emphasis on superior site selection for new restaurants and on more highly qualified franchisees.

    DEVELOPER FEES decreased 38.5% from $740,000 to $455,000. The decrease reflected the termination of three international master licensees in the fourth quarter of 2000 which are therefore not included in 2001 revenue, as well as the deferral of amortization into income of deferred revenue for certain international master licensees and domestic area developers to the extent of uncollected notes receivable, partially offset by an increase in income related to the recognition of deferred developer fees based upon the termination of one international master licensee in the third quarter of 2001.

    RESTAURANT SALES increased 16.2% from $25,738,000 to $29,906,000. The increase was primarily due to an increase in the average number of Company-owned restaurants operated during 2001 compared to 2000, an increase in prices and a 2.2% increase in Company-owned restaurant same store sales. As of December 31, 2001, there were 33 Company-owned restaurants compared to 29 at December 31, 2000, of which 18 and 16, respectively, were available for sale.

    SCHLOTZSKY'S-Registered Trademark- DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 3.6% from $7,142,000 to $7,397,000. The increase was a result of more favorable terms with certain major suppliers and an increase in the sales of Schlotzsky's-Registered Trademark- Deli brand products through retail channels, partially offset by the effect of the decrease in systemwide sales. Sales of Schlotzsky's-Registered Trademark- Deli brand products through retail channels of distribution accounted for 4.8% of brand contribution in 2001, up 7% from 4.5% in 2000.

    OTHER FEES AND REVENUE decreased 22.8% from $2,566,000 to $1,981,000. This decrease was primarily due to the elimination of revenue generated by the former Turnkey program, which was cancelled in 2000, partially offset by gains of approximately $243,000 on the sale of available for sale property during 2001.

    OPERATING EXPENSES. SERVICE COSTS decreased 11.2% from $5,510,000 to $4,894,000, and as a percentage of royalties and franchise fees declined from 24.0% to 22.1%. This decrease was primarily due to the Company's reacquisition of certain area developer territory rights during 2001 and 2000, a decrease in franchise fee costs due to fewer restaurant openings during 2001 as compared to the prior year, and a decrease in royalty revenue.

    RESTAURANT OPERATIONS EXPENSES increased 17.4% from $23,707,000 to $27,823,000. This increase was primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES increased 13.7% from $7,353,000 to $8,363,000, but decreased as a percentage of net restaurant sales from 28.6% to 28.0%. The decrease, as a percentage of net restaurant sales, was due to improved controls and price increases, which were partially offset by rising costs for meats and cheeses and increased discounts. RESTAURANT PERSONNEL AND BENEFITS COST increased 17.0% from $10,693,000 to $12,515,000, and increased as a percentage of net restaurant sales from 41.5% to 41.8%. The increase, as a percentage of net restaurant sales, was due to several additional managers in training for Company-owned restaurants under development and an increase in manager coverage at restaurants available for sale. RESTAURANT OPERATING EXPENSES increased 22.7% from $5,661,000 to $6,945,000, and increased as a percentage of net restaurant sales from 22.0% to 23.2%. The increase in operating costs, as a percentage of net restaurant sales, was due to higher voluntary contributions to the Austin advertising cooperative during 2001 as well as increased repair, maintenance, utility and facility costs, partially offset by operational efficiencies. All cost components were adversely impacted by training and pre-opening costs for Company-owned restaurants that will open in the future. The use of some Company-owned restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance.

    EQUITY LOSS ON INVESTMENTS increased 98.2% from a loss of $55,000 to a loss of $109,000. The equity investment represents the Company's 50% interest in a limited liability company that operates a Schlotzsky's-Registered Trademark-Deli restaurant which opened in 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES decreased 32.8% from $27,865,000 to $18,719,000, and decreased from 47.1% to 30.3% as a percentage of total revenue. The decrease was primarily due to the termination of the Turnkey program during the second quarter of 2000, which resulted in a non-cash, pre-tax charge of approximately $5,340,000 in 2000. The decrease from the prior year was also impacted by reduced salaries and benefits, due to a reduced number of employees, reduced convention and franchisee meeting expenses, reduced legal and professional fees, reduced office supplies and reduced travel expenses, partially offset by increases in property taxes, insurance costs, and severance costs related to a reduction in force during the third quarter of 2001.

    DEPRECIATION AND AMORTIZATION increased 12.0% from $3,771,000 to $4,224,000, and increased from 6.4% to 6.8% as a percentage of total revenue. The increase was principally due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company-owned and operating restaurants during the year.

    INTEREST INCOME decreased 58.4% from $2,265,000 to $943,000. The decrease was due to the decrease in the amount of outstanding notes receivable and the nonrecognition of interest income on certain subordinated notes receivable.

    INTEREST EXPENSE decreased 21.3% from $3,586,000 to $2,822,000. This decrease was due to reduced debt levels, a lower weighted average interest rate, and bank waiver and amendment fees in the prior year.

    PROVISION (CREDIT) FOR INCOME TAXES reflected a combined federal and state effective tax rate of 40.8% for 2001, which was higher than the effective combined tax benefit rate of 24.4% for 2000 due to certain state taxes being based in part on factors other than income.

SUPPLEMENTAL RESTAURANT OPERATIONS INFORMATION--PERFORMANCE OF LONG-TERM
  PORTFOLIO DELI RESTAURANTS

    The following table is presented for the Schlotzsky's-Registered Trademark-Delis in the Company's long-term portfolio for the twelve months ended
December 31, 2001. As of December 31, 2001, this restaurant group included nine restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia. This group includes eleven freestanding restaurants (ten recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant. Pre-opening costs of approximately $139,000, which were incurred for two Schlotzsky's-Registered Trademark- Delis that opened in Austin in the fourth quarter of 2001, and are included in the operating results for this restaurant group for financial reporting purposes (see Note 9 in the accompanying Notes to the Consolidated Financial Statements), have been separately accounted for in this analysis. In accordance with the Company's internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report.

Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the twelve Schlotzsky's-Registered Trademark- Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

                                                   YEAR ENDED     PERCENTAGE      BEST          WORST
                                                  DECEMBER 31,     OF GROSS    PERCENTAGE    PERCENTAGE
                                                      2001          SALES      PERFORMANCE   PERFORMANCE
                                                 --------------   ----------   -----------   -----------
                                                 (IN THOUSANDS)
Gross sales....................................     $15,178         100.0%
Less-discounts.................................         778           5.1%         4.2%          5.7%
                                                    -------         ------
  Net sales....................................      14,400          94.9%
Cost of sales..................................       3,844          25.3%        24.3%         26.2%
Personnel and benefits:
  Crew costs...................................       3,636          24.0%        21.7%         31.9%
  Management costs.............................       1,514          10.0%         7.4%         12.7%
Operating expenses:
  Advertising..................................         875           5.8%         3.8%          6.8%
  Controllable expenses........................         959           6.3%         4.6%          7.8%
                                                    -------         ------
    Operating income before facility costs,
      pre-opening costs and depreciation
      and amortization.........................       3,572          23.5%        29.7%*        15.2%*
  Facility costs...............................         574           3.8%         1.2%          8.5%
                                                    -------         ------
    Operating income before pre-opening costs
      and depreciation and amortization........       2,998          19.7%        26.6%         11.6%
  Less--Pre-opening costs......................         139           0.9%
                                                    -------         ------
    Operating income before depreciation and
      amortization.............................     $ 2,859          18.8%
                                                    =======         ======

------------------------------

* Represents the actual best and worst percentage performance for a restaurant in the group. The best and worst performance on a composite basis would be 34.0% and 8.9%, respectively.

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

    FRANCHISE FEES decreased 39.4% from $843,000 to $511,000. This decrease was a result of fewer restaurant openings during 2000, as compared to 1999. The reduced number of openings was principally the result of the discontinuation of the Turnkey program in 2000 as well as the Company's increased emphasis on superior site selection for new restaurants and on more highly qualified franchisees.

    DEVELOPER FEES decreased 30.1% from $1,058,000 to $740,000. Developer fees reported for the year are attributable to recognition of deferred revenue from transactions that occurred in prior years. In 2000, the Company deferred the amortization into income of deferred revenue for certain underperforming international master licensees and domestic area developers to the extent of uncollected notes receivable.

    RESTAURANT SALES increased 38.9% from $18,533,000 to $25,738,000. This increase was attributable to a full year impact of Company-owned restaurants added during 1999 as well as the addition of six restaurants to the Company portfolio during 2000. As of December 31, 2000, there were 29 Company-owned restaurants, compared to 23 at December 31, 1999, of which 16 and 11, respectively, were restaurants available for sale.

    SCHLOTZSKY'S-Registered Trademark- DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 15.7% from $6,173,000 to $7,142,000. The increase was the result of the increasing volume of systemwide sales, more favorable terms with certain major suppliers and an increase in the sales of Schlotzsky's-Registered Trademark- Deli brand products through retail channels. Sales of Schlotzsky's-Registered Trademark- Deli brand products through retail channels of distribution accounted for 4.5% of brand contribution in 2000, up 88% from 2.4% in 1999.

    OTHER FEES AND REVENUE decreased 21.1% from $3,254,000 to $2,566,000. This decrease was primarily due to a $858,000 decline in revenue generated by the former Turnkey program, which was cancelled in 2000.

    OPERATING EXPENSES. SERVICE COSTS decreased 21.2% from $6,989,000 to $5,510,000, and as a percentage of royalties and franchise fees declined from 31.2% to 24.0%. This decrease reflects the impact of the reacquisition and reduction of certain area developers' interests in royalties during 1999. Also contributing to the decline in service costs, the Company assumed in the Fourth Quarter of 1999 territory management responsibility for its largest area developer in conjunction with an option to buy its territories (exercisable until June 30, 2002). Under this agreement, as amended, net service costs associated with these territories were reduced to 1% of franchisee restaurant sales effective October 31, 1999, and escalate to 2% by June 30, 2002, versus the prior 2.5% rate.

    RESTAURANT OPERATIONS EXPENSES increased 38.9% from $17,064,000 to $23,707,000. This increase was primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES, which consists of food, beverage and paper costs, increased 34.7% from $5,457,000 to $7,353,000, but decreased as a percentage of net restaurant sales from 29.4% to 28.6%. RESTAURANT PERSONNEL AND BENEFITS COST increased 45.0% from $7,374,000 to $10,693,000, and increased as a percentage of net restaurant sales from 39.8% to 41.5%. RESTAURANT OPERATING EXPENSES increased 33.7% from $4,233,000 to $5,661,000, but decreased as a percentage of net restaurant sales from 22.8% to 22.0%. The decreases, as a percentage of net restaurant sales, of restaurant cost of sales and restaurant operating expenses, are primarily due to increased operational efficiencies and cost controls during 2000 as compared to 1999. The increase in restaurant personnel and benefits cost, as a percentage of net restaurant sales, is primarily due to increased pre-opening costs for a larger number of new Company-owned restaurants during 2000 and provision of health insurance benefits to hourly employees. On an overall basis, costs, as a percentage of net restaurant sales, are higher at restaurants available for sale, and the proportion of restaurants available for sale to total Company-owned restaurants was higher during 2000 as compared to 1999.

    EQUITY LOSS ON INVESTMENTS represents the Company's 50% interest in a limited liability company that operates a Schlotzsky's-Registered Trademark-Deli restaurant. Fiscal year 2000 was the first year of operations for this entity.

    GENERAL AND ADMINISTRATIVE EXPENSES increased 54.1% from $18,078,000 to $27,865,000, and increased from 35.2% to 47.1% as a percentage of total revenue. The increases were primarily due to a non-cash, pre-tax charge of approximately $5,340,000 as a result of the termination of the Turnkey program in the second quarter of 2000; increases of approximately $1,800,000 in salaries and benefits due to increased salaries and a higher average headcount during 2000 (although by yearend headcount was below the beginning of the year); an increase of approximately $900,000 in provisions for uncollectible accounts and impaired assets; and increases in other general and administrative expenses including travel, legal and professional fees and insurance.

    DEPRECIATION AND AMORTIZATION increased 18.4% from $3,186,000 to $3,771,000, and increased from 6.2% to 6.4% as a percentage of total revenue. The increase was principally due to the amortization of reacquired area developer territory rights and certain franchise rights during 1999 and 2000 and an increase in depreciation due to an increase in the average number of Company-owned restaurants operating during 2000.

    INTEREST INCOME decreased 26.9% from $3,097,000 to $2,265,000. This decrease was a result of a lower level of funds outstanding in the form of mortgages and interim construction financing under the Turnkey program, as well as a decline in receivables associated with the sale of development rights.

    INTEREST EXPENSE increased 54.8% from $2,316,000 to $3,586,000. This increase was the result of a larger average level of debt outstanding during 2000, as well as higher interest rates and debt related bank fees, partially offset by capitalized interest of approximately $200,000 on construction projects during 2000.

    PROVISION (CREDIT) FOR INCOME TAXES reflected a combined federal and state effective tax benefit rate of 24.4% for 2000, which was lower than the effective combined tax rate of 36.7% for 1999 due to certain state taxes being based in part on factors other than income.

                        LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents increased $1,404,000 in 2001 and decreased $3,749,000 and $10,490,000 in 2000 and 1999, respectively. Cash flows are impacted by operating, investing and financing activities.

    Operating activities provided $8,718,000 and $2,195,000 of cash in 2001 and 2000, respectively, and used $598,000 in 1999. The increase in cash provided in 2001 as compared to 2000 was the net result of the Company returning to profitability after a net loss in 2000, an increase in depreciation and amortization, and a reduced use of cash for certain working capital accounts, partially offset by decreased provisions for uncollectible accounts and impairment of assets. The increase in cash provided in 2000 compared to 1999 was the net result of an increase in provisions for uncollectible accounts and impairment of assets and reduced use of cash for certain working capital accounts, offset by reduced net income.

    Investing activities used $2,635,000 of cash in 2001, provided $4,499,000 of cash in 2000, and used $32,360,000 of cash in 1999. The decrease in cash provided in 2001 compared to 2000 was the net result of an increase in expenditures for intangible assets, reduced net repayments of notes receivable, and a decrease in the amount of net proceeds received from the sale of property, equipment and real estate. The increase in cash provided in 2000 compared to 1999 was the net result of reduced expenditures for property and equipment and real estate, reduced expenditures for intangible assets and increased net repayments of notes receivable.

    Financing activities used $4,678,000 and $10,443,000 of cash in 2001 and 2000, respectively, and provided $22,469,000 of cash in 1999. The use of cash in 2001 and 2000 is due to the net repayment of debt whereas in 1999 there was a net borrowing. Additionally, the Company implemented a stock repurchase program in 2001.

    At December 31, 2001, the Company had approximately $32,377,000 of total debt outstanding. During 2001, the Company reduced the outstanding principal under its bank term note from $15,667,000 to $10,267,000. However, the Company incurred new debt in 2001 to finance the reacquisition of area developer territories, complete the construction of two new Company-owned restaurants in the Austin area, and provide computers to franchisees and area developers.

    The Company's Credit Agreement, as amended, with a group of banks prohibits the payment of dividends and imposes a number of restrictions on the Company, including limitations on additional borrowings, capital expenditures, contingent liabilities and stock repurchases. The Credit Agreement requires the Company to maintain certain financial ratios, working capital and net worth. Certain mortgage debt of the Company also contains restrictive covenants. While the Company is currently in compliance with all of these covenants, any failure to do so in the future could have material adverse consequences to the Company.

    The Company's scheduled maturities of debt in 2002 approximate $6,480,000 (including short-term debt). In addition, the Company's Credit Agreement requires the application to the term note of 75% of the net cash proceeds from the sale or refinancing of certain real estate and restaurants available for sale. The Company's reduction of its bank term note during 2001 of $5,400,000 includes $1,400,000 in payments under this provision.

    The Company guarantees certain loans, leases, and other obligations of franchisees and others. At December 31, 2001, these contingent liabilities totaled approximately $30,548,000. The following tables present certain of the Company's obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of December 31, 2001.

                                                         PAYMENTS DUE BY PERIOD
                                  --------------------------------------------------------------------
                                                LESS THAN
CONTRACTUAL OBLIGATIONS              TOTAL        1 YEAR      1-3 YEARS    4-5 YEARS    AFTER 5 YEARS
-----------------------           -----------   ----------   -----------   ----------   --------------
Short-term Debt.................  $   681,011   $  681,011   $        --   $       --    $        --
Long-term Debt..................   31,695,772    5,799,003    12,557,127    3,579,675      9,759,967
Operating Leases................   19,809,735    2,169,792     3,689,521    3,527,111     10,423,311

                                                      AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                      TOTAL      ----------------------------------------------------
                                     AMOUNTS     LESS THAN
OTHER COMMERCIAL COMMITMENTS        COMMITTED      1 YEAR     1-3 YEARS    4-5 YEARS    OVER 5 YEARS
----------------------------       -----------   ----------   ----------   ----------   -------------
Guarantees.......................  $30,547,945   $3,334,448   $7,179,325   $2,965,349    $17,068,823

    The Company plans to develop additional Company-owned restaurants. One restaurant is under construction in the Austin area, which is expected to open in 2002. The Company has received a lending commitment for this restaurant. The Company has also acquired the building sites for two additional restaurants in the Austin area, which the Company intends to be opened by limited liability companies in which the Company will have an equity interest. Sites for additional restaurants in Texas are under consideration.

    The Company has an option, through June 30, 2002, to reacquire the rights held by its largest area developer. The exercise price of the option is $28,200,000, of which a nonrefundable $4,582,000 has been paid. The exercise of the option will require the further payment of $3,500,000 in cash at closing and the execution of a $20,118,000 promissory note to the area developer. The note would bear interest at 8% and require four semi-annual $2,000,000 payments of principal and interest commencing on June 30, 2003, with all remaining principal due on June 30, 2005. In the event the option is not exercised on or before June 30, 2002, the Company will be required to pay a fee of $1,700,000.

    The Company's Credit Agreement does not currently provide for the addition of the promissory note associated with the exercise of the option discussed above. The Company is negotiating with its bank group to provide credit facilities which would accommodate such option exercise and continued growth in the number of Company-owned restaurants. The Company is also investigating alternative credit facilities to achieve these goals.

    The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock. In 1998,
10,000 shares were repurchased for $105,000. During 2001, the Company repurchased an additional 176,300 shares at a total cost of approximately $718,000.

                             QUARTERLY COMPARISONS

    During the Second Quarter of 2000, the Company conducted a strategic review of its business, particularly its approach to new restaurant development. Based on this strategic review, the Company terminated its Turnkey program for restaurant development. As a result of this termination, a non-cash, pre-tax charge of approximately $5,340,000 was recorded in the Second Quarter of 2000. The Company now develops sites only if either the Company wants to operate a Company-owned restaurant on the site or a qualified franchisee has obtained third-party financing to acquire, build and open the site as a Schlotzsky's-Registered Trademark- Deli restaurant

    The Company utilizes a "4-4-5 week" quarterly reporting schedule for royalties, restaurant operations and royalty service costs. Fiscal years 2001, 2000, and 1999 included 52 weeks. For all other areas of the financial statements, the Company reports all fiscal quarters as ending on March 31, June 30, September 30 and December 31.

    Management believes that the Company experiences only moderate seasonality, although first and fourth quarter systemwide sales, which impact several revenue categories, are generally lower than the second and third quarter levels. The Company attempts to make restaurant sales less seasonal by offering a variety of products which tend to sell better during various seasons.

    The following tables present unaudited condensed quarterly results of operations and selected restaurant data for 2001 and 2000.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   CONDENSED QUARTERLY RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                                   2001                                        2000
                                 -----------------------------------------   -----------------------------------------
                                   1ST        2ND        3RD        4TH        1ST        2ND        3RD        4TH
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUE:
  Royalties....................  $  5,435   $  5,733   $  5,471   $  5,126   $  5,522   $  5,902   $  5,723   $  5,331
  Franchise fees...............       150         35        133         30        156        115        150         90
  Developer fees...............        84         86        209         76        304        198        121        117
  Restaurant sales.............     7,416      7,648      7,320      7,521      5,747      6,233      6,623      7,134
  Brand contribution...........     1,729      1,967      1,884      1,816      1,603      1,845      1,988      1,706
  Other fees and revenue.......       533        595        489        364      1,090        351        526        599
                                 --------   --------   --------   --------   --------   --------   --------   --------
    Total revenue..............    15,347     16,064     15,506     14,933     14,422     14,644     15,131     14,977

EXPENSES:
  Service costs:
    Royalties..................     1,293      1,191      1,162      1,099      1,285      1,379      1,371      1,260
    Franchise fees.............        60         18         56         15         75         54         57         30
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                    1,353      1,209      1,218      1,114      1,360      1,433      1,428      1,290
                                 --------   --------   --------   --------   --------   --------   --------   --------
  Restaurant operations:
    Cost of sales..............     2,048      2,146      2,060      2,109      1,640      1,774      1,905      2,034
    Personnel and benefits.....     3,183      3,164      3,057      3,111      2,284      2,568      2,861      2,980
    Operating expenses.........     1,588      1,765      1,725      1,867      1,306      1,289      1,476      1,590
                                 --------   --------   --------   --------   --------   --------   --------   --------
                                    6,819      7,075      6,842      7,087      5,230      5,631      6,242      6,604
                                 --------   --------   --------   --------   --------   --------   --------   --------
  Equity loss on investments...        16         39         33         22         --         --         --         55
                                 --------   --------   --------   --------   --------   --------   --------   --------
  General and administrative...     4,683      5,007      4,873      4,155      4,955     12,263      5,691      4,955
                                 --------   --------   --------   --------   --------   --------   --------   --------
  Depreciation and
    amortization...............       998      1,039      1,072      1,115        926        945        884      1,017
                                 --------   --------   --------   --------   --------   --------   --------   --------
      Total expenses...........    13,869     14,369     14,038     13,493     12,471     20,272     14,245     13,921
                                 --------   --------   --------   --------   --------   --------   --------   --------
      INCOME (LOSS) FROM
        OPERATIONS.............     1,478      1,695      1,468      1,440      1,951     (5,628)       886      1,056
Other:
  Interest income..............       263        267        251        162        763        681        449        372
  Interest expense.............      (785)      (707)      (665)      (664)      (843)      (769)    (1,117)      (856)
                                 --------   --------   --------   --------   --------   --------   --------   --------
      INCOME (LOSS) BEFORE
        INCOME TAXES...........       956      1,255      1,054        938      1,871     (5,716)       218        572
Provision (credit) for income
 taxes.........................       364        504        395        450        683     (1,712)        74        211
                                 --------   --------   --------   --------   --------   --------   --------   --------
      NET INCOME (LOSS)........  $    592   $    751   $    659   $    488   $  1,188   $ (4,004)  $    144   $    361
                                 ========   ========   ========   ========   ========   ========   ========   ========

EARNINGS PER SHARE--BASIC......  $   0.08   $   0.10   $   0.09   $   0.07   $   0.16   $  (0.54)  $   0.02   $   0.05
                                 ========   ========   ========   ========   ========   ========   ========   ========
EARNINGS PER SHARE--DILUTED....  $   0.08   $   0.10   $   0.09   $   0.07   $   0.16   $  (0.54)  $   0.02   $   0.05
                                 ========   ========   ========   ========   ========   ========   ========   ========

                                                   2001                                        2000
                                 -----------------------------------------   -----------------------------------------
                                   1ST        2ND        3RD        4TH        1ST        2ND        3RD        4TH
                                 --------   --------   --------   --------   --------   --------   --------   --------
RESTAURANT DATA:
Systemwide sales
 (in thousands) (1)............  $107,170   $109,783   $106,165   $100,049   $104,232   $110,110   $111,443   $103,652
Change in same store sales
 (2)...........................      2.6%     (0.8)%     (5.2)%     (2.7)%       5.7%       4.1%       4.5%       1.8%
Weighted average weekly store
 sales, by restaurant
 type (3) (4):
  Freestanding.................  $ 13,281   $ 13,800   $ 13,417   $ 12,870   $ 12,673   $ 13,479   $ 13,748   $ 12,622
  Shopping center..............     9,556      9,844      9,566      9,130      8,992      9,609      9,628      8,977
  Other........................     8,611      8,450      8,173      8,556      8,024      8,654      8,824      9,569
      All restaurants..........  $ 11,611   $ 12,000   $ 11,695   $ 11,281   $ 10,951   $ 11,699   $ 11,900   $ 11,125
Change in weighted average
 weekly store sales for all
 restaurants (5)...............      6.0%       2.6%     (1.7)%       1.4%       6.8%       8.2%       7.8%       5.6%
Restaurants opened:
    Domestic --
      New......................         6          2          6          3          3          5          9          5
      Reopenings...............         8          2          3          5          4         10          8          5
                                 --------   --------   --------   --------   --------   --------   --------   --------
        Total domestic
          openings.............        14          4          9          8          7         15         17         10
    International..............         1         --         --         --         --          3         --          3
                                 --------   --------   --------   --------   --------   --------   --------   --------
          Total openings.......        15          4          9          8          7         18         17         13
Restaurants closed.............       (15)       (13)       (19)       (26)       (27)       (21)       (19)       (24)
                                 --------   --------   --------   --------   --------   --------   --------   --------
          Net unit change......        --         (9)       (10)       (18)       (20)        (3)        (2)       (11)
                                 ========   ========   ========   ========   ========   ========   ========   ========
Restaurants operating at end of
 quarter.......................       711        702        692        674        727        724        722        711
                                 ========   ========   ========   ========   ========   ========   ========   ========

------------------------------

(1) Includes sales for all restaurants, including Company-owned and franchised, as reported by franchisees or derived by the Company from other data.

(2) Same store sales are based on Company-owned and franchised restaurants that were open for the entire period indicated and for at least eighteen months as of the end of the corresponding prior period, including restaurants that were temporarily closed and reopened within six months.

(3) In actual dollars.

(4) Freestanding restaurants include all restaurants in freestanding buildings, including the standard 3,200 square foot design; shopping center restaurants are restaurants in a shopping center at the end of the building or in-line with tenants on both sides; and other restaurants include downtown, airport and other locations.

(5) Percentage change in weighted average weekly store sales from previous fiscal year.

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

    At December 31, 2001, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $102,700 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the consolidated financial statements and schedule referred to in the index on page F-1 setting forth the Consolidated Financial Statements of Schlotzsky's, Inc. and Subsidiaries, together with the reports thereon of Grant Thornton LLP.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors and executive officers is incorporated by reference from the discussion under "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding executive compensation is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002; provided, however, that the information under the headings "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph" are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the discussion under "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is incorporated by reference from the discussion under "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2002.

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

    (a)(3) EXHIBITS

     3.1   -- Articles of Incorporation of the Company, as amended. (1)
     3.2   -- Statement of Resolutions Regarding the Designation,
              Preferences and Rights of Class C Series A
              Junior Participating Preferred Stock of the Company. (2)
     3.3   -- Bylaws of the Company, as amended. (15)
     4.1 -- Specimen stock certificate evidencing the Common Stock of the Company. (1)
     4.2   -- Rights Agreement dated December 18, 1998 between the
              Company and Harris Trust and Savings Bank. (2)
     4.3   -- Warrant Certificate dated February 15, 2001 from the
              Company to Triad Media Ventures LLC. (13)
    10.1   -- Franchise Financing Program Procedures for Qualified
              Franchisees dated April 15, 1994, between the Company and
              Captec Financial Group, Inc. (1)
    10.2 -- Ultimate Net Loss Agreement dated April 15, 1994, between the Company and Captec Financial Group, Inc. (1)
    10.3   -- Amendment to Ultimate Net Loss Agreement dated March 30,
              1995, between the Company and Captec Financial
              Group, Inc. (1)
    10.4   -- Franchise finance letter of understanding dated
              February 21, 1994, between the Company and Stephens
              Franchisee Finance. (1)
    10.5 -- Franchisee Financing Agreement dated September 1, 1994, between the Company and Stephens Diversified
              Leasing, Inc. (1)
    10.6 -- Form of Guaranty from the Company to landlord for Turnkey restaurants. (5)
    10.7 -- Form of Limited Guaranty from the Company to mortgage lender for Turnkey restaurants. (6)
    10.8   -- Employee Stock Purchase Plan of the Company. (3)*
    10.9   -- Third Amended and Restated 1993 Stock Option Plan of the
              Company. (4)*
    10.10  -- Amendments to Third Amended and Restated 1993 Stock
              Option Plan of the Company. (3)*
    10.11 -- Form of Incentive Stock Option Agreement, as amended, between the Company and certain employees. (10)*
    10.12  -- 1995 Nonemployee Directors Stock Option Plan of the
              Company, and form of Stock Option Agreement. (1)*
    10.13 -- Form of Indemnification Agreement between the Company and its directors and officers. (1)*
    10.14 -- Form of Employment Agreement between the Company and certain employees, including Darrell Kolinek and Joyce
              Cates. (10)*
    10.15  -- Employment Agreement dated August 15, 2000, between the
              Company and Richard H. Valade. (12)*
    10.16  -- Form of Employment Agreement between the Company and John
              C. Wooley and Jeffrey J. Wooley. (13)*
    10.17 -- Form of First Amendment to Employment Agreement between the Company and John C. Wooley and Jeffrey J. Wooley.
              (15) *
    10.18  -- Amended and Restated Promissory Note dated January 1,
              2001, from John C. Wooley to the Company. (13)*

    10.19  -- Amended and Restated Promissory Note dated January 1,
              2001, from Jeffrey J. Wooley to the Company. (13)*
    10.20 -- Lease Agreement dated March 21, 1997, between the Company and Third & Colorado 19, L.L.C. (13)
    10.21  -- Modification Agreement Regarding Promissory Note dated
              January 1, 2001, from Third & Colorado, L.L.C. to the
              Company. (13)*
    10.22  -- Amended and Restated Promissory Note dated January 1,
              2001, from Third & Colorado, L.L.C. to Schlotzsky's Real
              Estate, Inc. (13)*
    10.23  -- Amended and Restated Option Agreement dated February 7,
              2001, between DFW Restaurant Transfer Corp. and NS
              Associates I, Ltd. (13)
    10.24  -- Amended and Restated Management Agreement dated
              February 7, 2001, between DFW Restaurant Transfer Corp.
              and NS Associates I, Ltd. (13)
    10.25  -- Credit Agreement dated December 7, 1999, between the
              Company and Wells Fargo Bank (Texas), National
              Association, as Agent; and the Lender named therein. (8)
    10.26  -- First Amendment to Credit Agreement dated December 31,
              1999, between the Company and Wells Fargo Bank (Texas),
              National Association, as Agent; and the Lender named therein. (9)
    10.27 -- Second Amendment to Credit Agreement dated May 1, 2000, between the Company and Wells Fargo Bank Texas, National
              Association, as Agent; and the Lender named therein. (11)
    10.28  -- Third Amendment to Credit Agreement dated September 30,
              2000, between the Company and Wells Fargo Bank Texas,
              National Association, as Agent; and the Lender named therein. (11)
    10.29  -- Fourth Amendment to Credit Agreement dated April 10,
              2001, between the Company and Wells Fargo Bank Texas,
              National Association, as Agent, and the Lenders named therein. (14)
    10.30  -- Fifth Amendment to Credit Agreement dated December 31,
              2001, between the Company and Wells Fargo Bank Texas,
              National Association, as Agent, and the Lenders named therein. (15)
    10.31 -- Sixth Amendment to Credit Agreement dated March 13, 2002, between the Company and Wells Fargo Bank Texas, National
              Association, as Agent, and the Lenders named therein. (15)
    10.32 -- Limited Guaranty Agreement dated April 10, 2001, between the Company and The Frost National Bank. (14)
    21.1   -- List of subsidiaries of the Company. (15)
    23.1   -- Consent of Grant Thornton LLP. (15)

------------------------------

*   Indicates a management contract or compensatory plan or arrangement.

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 filed on October 12, 1995, as amended.

(2) Incorporated by reference from the Company's Registration of certain Securities on Form 8-A filed on December 18, 1998.

(3) Incorporated by reference from the Company's Registration Statement on Form S-8 filed on June 17, 1998.

(4) Incorporated by reference from the Company's Registration Statement on Form S-1 filed on September 4, 1997.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 14, 1998.

(6) Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 31, 1999.

(7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 12, 1999.

(8) Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 30, 2000.

(9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2000.

(10) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2000.

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 14, 2000.

(12) Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A filed on November 17, 2000.

(13) Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 2, 2001.

(14) Incorporated by reference from the Company's Quarterly Report on Form 10Q filed on August 14, 2001.

(15) Filed with this Annual Report on Form 10K.

    (b) REPORTS ON FORM 8-K

    None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SCHLOTZSKY'S, INC.

                                                       By:              /s/ JOHN C. WOOLEY
                                                            -----------------------------------------
                                                                         John C. Wooley,
                                                               CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                                     CHIEF EXECUTIVE OFFICER
                                                                       Date: March 29, 2002

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   CAPACITY                  DATE
                      ---------                                   --------                  ----
                                                       Chairman of the Board,
                 /s/ JOHN C. WOOLEY                      President and Chief
     -------------------------------------------         Executive Officer             March 29, 2002
                   John C. Wooley                        (Principal Executive
                                                         Officer)

                                                       Executive Vice President and
                /s/ RICHARD H. VALADE                    Treasurer, Chief Financial
     -------------------------------------------         Officer                       March 29, 2002
                  Richard H. Valade                      (Principal Financial
                                                         Officer)

                                                       Controller and Assistant
                /s/ MATTHEW D. OSBURN                    Treasurer
     -------------------------------------------         (Principal Accounting         March 29, 2002
                  Matthew D. Osburn                      Officer)

                /s/ JEFFREY J. WOOLEY
     -------------------------------------------       Director, Senior Vice           March 29, 2002
                  Jeffrey J. Wooley                      President and Secretary

               /s/ AZIE TAYLOR MORTON
     -------------------------------------------       Director                        March 29, 2002
                 Azie Taylor Morton

                 /s/ FLOOR MOUTHAAN
     -------------------------------------------       Director                        March 29, 2002
                   Floor Mouthaan

              /s/ RAYMOND A. RODRIGUEZ
     -------------------------------------------       Director                        March 29, 2002
                Raymond A. Rodriguez

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Consolidated Financial Statements:

  Report of Independent Certified Public Accountants........    F-2

  Consolidated Balance Sheets at December 31, 2001 and
    2000....................................................    F-3

  Consolidated Statements of Income for the years ended
    December 31, 2001, 2000 and 1999........................    F-4

  Consolidated Statements of Stockholders' Equity for the
    years ended December 31, 2001, 2000 and 1999............    F-5

  Consolidated Statements of Cash Flows for the years ended
    December 31, 2001, 2000 and 1999........................    F-6

  Notes to Consolidated Financial Statements................    F-7

Financial Statement Schedule:

  Report of Independent Certified Public Accountants........    S-1

  Schedule II--Valuation and Qualifying Accounts for the
    years ended December 31, 2001, 2000 and 1999............    S-2

    All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
Schlotzsky's, Inc.:

    We have audited the accompanying consolidated balance sheets of Schlotzsky's, Inc. (a Texas corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schlotzsky's, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 1 to the financial statements, effective January 1, 1999, the Company changed its method of revenue recognition for area developer and master licensee fees.

GRANT THORNTON LLP

Dallas, Texas
March 1, 2002

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2001           2000
                                                              ------------   ------------
Current Assets:
  Cash and cash equivalents.................................  $  2,567,904   $  1,163,839
  Accounts receivable, net:
    Royalties...............................................       579,503      1,101,865
    Brands..................................................     1,214,936      1,221,090
    Other...................................................     1,588,853      2,796,597
  Refundable income taxes...................................     1,609,795      1,496,767
  Prepaids, inventories and other assets....................     1,349,444        933,884
  Real estate available for sale............................     6,347,726      7,938,278
  Current portion of:
    Notes receivable........................................       474,317      4,072,451
    Notes receivable--related party.........................        58,760      4,171,073
    Deferred tax asset......................................     1,888,074      2,575,913
                                                              ------------   ------------
      Total current assets..................................    17,679,312     27,471,757
Property, equipment and leasehold improvements, net.........    39,348,025     34,044,329
Notes receivable, net, less current portion.................     6,762,652      7,318,454
Notes receivable--related party, net, less current
  portion...................................................     5,100,741      3,611,687
Investments.................................................     1,693,639      1,802,851
Intangible assets, net......................................    43,118,101     38,215,032
Deferred tax asset, less current portion....................            --        391,102
Other noncurrent assets.....................................       446,790        645,558
                                                              ------------   ------------
      Total assets..........................................  $114,149,260   $113,500,770
                                                              ============   ============
                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Short-term debt...........................................  $    681,011   $  1,338,000
  Current maturities of long-term debt......................     5,799,003      5,331,579
  Accounts payable..........................................     1,429,762      1,576,035
  Accrued liabilities.......................................     3,546,551      3,267,891
  Deferred revenue, current portion.........................       403,421        733,907
                                                              ------------   ------------
      Total current liabilities.............................    11,859,748     12,247,412
Long-term debt, less current portion........................    25,896,769     26,251,245
Deferred revenue, less current portion......................     1,837,943      2,480,085
Deferred tax liability......................................       152,764             --
                                                              ------------   ------------
      Total liabilities.....................................    39,747,224     40,978,742
                                                              ------------   ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock:
    Class C, no par value, 1,000,000 shares authorized, none
    issued..................................................            --             --
  Common stock, no par value, 30,000,000 shares authorized,
    7,463,990 shares and 7,443,342 shares issued at
    December 31, 2001 and 2000, respectively................        63,498         63,291
  Additional paid-in capital................................    57,986,546     57,877,642
  Retained earnings.........................................    17,175,234     14,686,095
  Treasury stock (186,300 shares and 10,000 shares at
    December 31, 2001 and 2000, respectively), at cost......      (823,242)      (105,000)
                                                              ------------   ------------
      Total stockholders' equity............................    74,402,036     72,522,028
                                                              ------------   ------------
      Total liabilities and stockholders' equity............  $114,149,260   $113,500,770
                                                              ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
Revenue:
  Royalties.................................................  $21,765,314   $22,478,455   $21,546,495
  Franchise fees............................................      347,500       510,850       843,333
  Developer fees............................................      455,266       739,777     1,057,499
  Restaurant sales..........................................   29,905,593    25,737,556    18,533,158
  Brand contribution........................................    7,396,514     7,142,200     6,173,389
  Other fees and revenue....................................    1,980,528     2,566,174     3,254,222
                                                              -----------   -----------   -----------
      Total revenue.........................................   61,850,715    59,175,012    51,408,096
                                                              -----------   -----------   -----------
Expenses:
  Service costs:
    Royalties...............................................    4,745,284     5,294,754     6,600,899
    Franchise fees..........................................      148,750       215,583       388,500
                                                              -----------   -----------   -----------
                                                                4,894,034     5,510,337     6,989,399
                                                              -----------   -----------   -----------
  Restaurant operations:
    Cost of sales...........................................    8,363,389     7,353,465     5,456,951
    Personnel and benefits..................................   12,514,714    10,693,001     7,373,895
    Operating expenses......................................    6,945,362     5,660,989     4,233,139
                                                              -----------   -----------   -----------
                                                               27,823,465    23,707,455    17,063,985
                                                              -----------   -----------   -----------
  Equity loss on investments................................      109,212        55,381            --
                                                              -----------   -----------   -----------
  General and administrative................................   18,719,088    27,864,990    18,078,271
                                                              -----------   -----------   -----------
  Depreciation and amortization.............................    4,224,417     3,771,199     3,186,433
                                                              -----------   -----------   -----------
      Total expenses........................................   55,770,216    60,909,362    45,318,088
                                                              -----------   -----------   -----------
      Income (loss) from operations.........................    6,080,499    (1,734,350)    6,090,008
Other:
  Interest income...........................................      943,300     2,264,763     3,097,260
  Interest expense, net of capitalized interest of $198,030,
    $200,000 and $0, respectively...........................   (2,821,660)   (3,585,674)   (2,316,075)
                                                              -----------   -----------   -----------
      Income (loss) before income taxes and cumulative
        effect of change in accounting principle............    4,202,139    (3,055,261)    6,871,193
Provision (credit) for income taxes.........................    1,713,000      (744,201)    2,525,164
                                                              -----------   -----------   -----------
      Net income (loss) before cumulative effect of change
        in accounting principle.............................    2,489,139    (2,311,060)    4,346,029
Cumulative effect of change in accounting principle, net of
  tax.......................................................           --            --    (3,819,592)
                                                              -----------   -----------   -----------
      Net income (loss).....................................  $ 2,489,139   $(2,311,060)  $   526,437
                                                              ===========   ===========   ===========
Earnings per share--basic:
      Earnings before cumulative effect of change in
        accounting principle................................  $      0.34   $     (0.31)  $      0.59
      Cumulative effect of change in accounting principle...           --            --         (0.52)
                                                              -----------   -----------   -----------
      Earnings per share....................................  $      0.34   $     (0.31)  $      0.07
                                                              ===========   ===========   ===========
Earnings per share--diluted:
      Earnings before cumulative effect of change in
        accounting principle................................  $      0.33   $     (0.31)  $      0.58
      Cumulative effect of change in accounting principle...           --            --         (0.51)
                                                              -----------   -----------   -----------
      Earnings per share....................................  $      0.33   $     (0.31)  $      0.07
                                                              ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           COMMON STOCK
                                    --------------------------   ADDITIONAL                                  TOTAL
                                    NUMBER OF   STATED CAPITAL     PAID-IN      RETAINED     TREASURY    STOCKHOLDERS'
                                     SHARES         AMOUNT         CAPITAL      EARNINGS       STOCK        EQUITY
                                    ---------   --------------   -----------   -----------   ---------   -------------
Balance, January 1, 1999..........  7,401,942      $62,877       $57,533,997   $16,470,718   $(105,000)   $73,962,592
Options exercised.................      5,825           58            52,887            --          --         52,945
Tax benefit from employee stock
  transactions....................         --           --            25,072            --          --         25,072
Issuance of common stock in
  connection with employee stock
  purchase plan...................     19,947          200           167,335            --          --        167,535
Net income........................         --           --                --       526,437          --        526,437
                                    ---------      -------       -----------   -----------   ---------    -----------
Balance, December 31, 1999........  7,427,714       63,135        57,779,291    16,997,155    (105,000)    74,734,581
Issuance of common stock in
  connection with employee stock
  purchase plan...................     15,628          156            85,243            --          --         85,399
Options issued for services.......         --           --            13,108            --          --         13,108
Net loss..........................         --           --                --    (2,311,060)         --     (2,311,060)
                                    ---------      -------       -----------   -----------   ---------    -----------
Balance, December 31, 2000........  7,443,342       63,291        57,877,642    14,686,095    (105,000)    72,522,028
Issuance of common stock in
  connection with employee stock
  purchase plan...................     18,348          184            38,806            --          --         38,990
Issuance of warrants..............         --           --            57,000            --          --         57,000
Treasury stock purchases (176,300
  shares).........................         --           --                --            --    (718,242)      (718,242)
Options exercised.................      2,300           23             6,877            --          --          6,900
Tax benefit from employee stock
  transactions....................         --           --             6,221            --          --          6,221
Net income........................         --           --                --     2,489,139          --      2,489,139
                                    ---------      -------       -----------   -----------   ---------    -----------
Balance, December 31, 2001........  7,463,990      $63,498       $57,986,546   $17,175,234   $(823,242)   $74,402,036
                                    =========      =======       ===========   ===========   =========    ===========

PREFERRED STOCK

    Authorized 1,000,000 Class C shares, no par value; no shares outstanding at December 31, 1999, 2000 or 2001.

COMMON STOCK

    Authorized 30,000,000 shares, no par value; 7,427,714 shares issued at December 31, 1999, 7,443,342 shares issued at December 31, 2000, and 7,463,990 shares issued at December 31, 2001. Shares issued include 10,000 shares in treasury at both December 31, 1999 and 2000, and 186,300 shares at December 31, 2001.

   The accompanying notes are an integral part of the consolidated financial statements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                          2001           2000           1999
                                                       -----------   ------------   ------------
Cash flows from operating activities:
  Net income (loss) before cumulative effect of
    change in accounting principle...................  $ 2,489,139   $ (2,311,060)  $  4,346,029
  Adjustments to reconcile net income (loss) before
    cumulative effect adjustment to net cash provided
    by operating activities:
    Depreciation and amortization....................    4,224,417      3,771,199      3,186,433
    Provisions for uncollectible accounts and
      impairment of assets...........................    1,852,374      8,303,639      2,116,597
    Provision for deferred taxes.....................    1,231,705       (329,228)      (370,649)
    Amortization of deferred revenue.................   (1,023,959)      (811,822)    (1,166,712)
    Equity loss on investments.......................      109,212         55,879             --
    Options issued for services......................           --         13,108             --
    Changes in:
      Accounts receivable............................      (45,305)    (1,206,919)    (2,245,306)
      Prepaid expenses and other assets..............     (476,893)      (169,419)      (714,758)
      Accounts payable and accrued liabilities.......      356,834     (5,120,868)    (5,749,700)
                                                       -----------   ------------   ------------
        Net cash provided by (used in) operating
          activities.................................    8,717,524      2,194,509       (598,066)
                                                       -----------   ------------   ------------
Cash flows from investing activities:
  Purchases of property, equipment and real estate
    available for sale...............................   (7,888,870)    (8,094,141)   (21,434,197)
  Sale of property, equipment and real estate
    available for sale...............................    3,383,465      4,236,878      9,447,666
  Acquisition of investments and intangible assets...   (2,616,909)      (893,350)   (17,359,442)
  Issuance of notes receivable.......................   (1,038,784)    (6,477,450)   (55,643,175)
  Repayments of notes receivable.....................    5,455,908     15,727,164     49,557,502
  Sale of investments and intangible assets..........       70,011             --      3,071,475
                                                       -----------   ------------   ------------
    Net cash provided by (used in) investing
      activities.....................................   (2,635,179)     4,499,101    (32,360,171)
                                                       -----------   ------------   ------------
Cash flows from financing activities:
  Sale of stock......................................       52,111         85,399        245,552
  Issuance of warrants...............................       57,000             --             --
  Acquisition of treasury stock......................     (718,242)            --             --
  Proceeds from issuance of debt.....................    3,415,769     10,444,600     50,924,093
  Repayment of debt..................................   (7,484,918)   (20,973,072)   (28,701,097)
                                                       -----------   ------------   ------------
    Net cash provided by (used in) financing
      activities.....................................   (4,678,280)   (10,443,073)    22,468,548
                                                       -----------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents........................................    1,404,065     (3,749,463)   (10,489,689)
Cash and cash equivalents at beginning of year.......    1,163,839      4,913,302     15,402,991
                                                       -----------   ------------   ------------
Cash and cash equivalents at end of year.............  $ 2,567,904   $  1,163,839   $  4,913,302
                                                       ===========   ============   ============

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

    BUSINESS

    The Company is a franchisor and operator of Schlotzsky's-Registered Trademark- Deli quick-service restaurants that feature made-to-order sandwiches with unique sourdough buns. As of December 31, 2001, there were 674 Schlotzsky's-Registered Trademark- Deli restaurants, of which 33 are Company-owned and 641 are franchised, located in 38 states, the District of Columbia and eight foreign countries. Approximately 29% of the restaurants are located in Texas and 3% in foreign countries. Systemwide sales, including both Company-owned and franchised restaurants, were $423.2 million, $429.4 million and $400.3 million in 2001, 2000 and 1999, respectively.

    REVENUE RECOGNITION AND CHANGE IN ACCOUNTING PRINCIPLE

    Royalties and Franchise Fees:

    Royalties and franchise fees are paid to the Company based on individual franchise agreements. Royalties are based on franchisees' restaurant sales and are recognized as revenue in the period of the related sales. Franchise fees are recognized as revenue when the Company has performed substantially all services, typically at restaurant opening. Franchise fees collected but not yet earned are included in deferred revenue.

    Developer Fees:

    Fees from area developers and international master licensees for the purchase of their territorial rights are recognized as revenue ratably over the development schedule specific to each contract, generally for a ten-year period. Unrecognized fees are included in deferred revenue. This accounting policy was adopted effective January 1, 1999.

    Prior to 1999, the Company recognized these fees when the contract was executed, the Company's obligations under the contract were substantially completed, and the fee was paid. The Company considers the new revenue recognition method to result in a better matching of revenues and related expenses incurred in the earnings process related to such revenues. The effect of the change in 1999 resulted in the deferral of $6,062,845 of revenue recognized in prior years which, net of income tax benefits of $2,243,253, was recognized as the cumulative effect of change in accounting principle in 1999. Income before the cumulative effect adjustment in 1999 included $1,057,499 of amortized deferred revenue related to developer fees.

    Restaurant Sales:

    Restaurant sales are comprised of sales of food and beverage through Company-owned restaurants and are recognized, net of discounts, at the time of sale.

    Brand Contribution:

    Brand contribution is comprised of license fees received from third-party manufacturers based on their sales of Schlotzsky's-Registered Trademark- Deli brand products to distributors for resale to franchisees or to retailers. These fees are recognized upon sale of the licensed products by manufacturers.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FISCAL YEAR

    The Company utilizes a "4-4-5 week" quarterly reporting schedule for royalties, restaurant operations and royalty service costs. As a result of this reporting schedule, the fiscal year will include 53 weeks of activity for these line items once every 5-6 years. The financial statements for 2001, 2000 and 1999 reflect 52 weeks of operations for these items. For all other areas of the financial statements, the Company reports all fiscal quarters as ending on March 31, June 30, September 30 and December 31.

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

    CASH EQUIVALENTS

    Cash equivalents include unrestricted highly liquid investments purchased with an original maturity date of three months or less. At December 31, 2001 and 2000, cash equivalents totaling approximately $2,568,000 and $1,164,000, respectively, consisted primarily of money market accounts and overnight repurchase agreements.

    CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and notes receivable from franchisees, area developers, master licensees and affiliates. The Company places its cash and cash equivalents with high credit quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

    INVENTORY

    Inventory represents food and supplies at Company-owned restaurants and is accounted for at the lower of cost or market on a first-in, first-out method.

    NOTES RECEIVABLE

    Notes receivable consist of area developer, master licensee, franchisee and related-party promissory notes. The Company believes the carrying value of these notes approximate fair value.

    PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements, which includes capitalized leases at a carrying value of $3,729,000 and $3,300,000, net of accumulated amortization of $725,000 and $495,000 at December 31, 2001 and 2000, respectively, are stated at cost, net of accumulated depreciation and amortization. Expenditures for normal maintenance of property and equipment are charged against income as incurred. Expenditures that significantly extend the useful lives of the assets are capitalized. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets or the term of the lease, including renewal options, whichever is shorter, for leasehold improvements.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    REAL ESTATE AVAILABLE FOR SALE

    Real estate available for sale consists of properties owned by the Company that it intends to remarket or liquidate within the next twelve months. These properties are stated at the lower of cost or net realizable value and have been classified as current on the accompanying consolidated balance sheet. Each property is reviewed in terms of its carrying value and the expected net realizable value. As of December 31, 2001, the Company had an impairment allowance of $386,000 related to real estate available for sale.

    INVESTMENTS

    Investments are stated at the lower of cost or market. Limited partnership investments are accounted for under the equity method and, accordingly, the Company's investment is adjusted for allocated profits, losses and distributions.

    INTANGIBLE ASSETS

    Intangible assets consist primarily of the Company's original franchise rights, royalty values and goodwill, and developer and franchise rights related to the Company's reacquisition of franchises and area developer territory rights. Intangible assets are amortized over their estimated useful lives ranging from four to 40 years.

    The Company evaluates the propriety of the carrying amount of its intangible assets, as well as the amortization period for each intangible, when conditions warrant. If an indicator of impairment is present, the Company compares the projected undiscounted cash flows for the related business activity with the unamortized balance of the related intangible asset. If the undiscounted cash flows are less than the carrying value, management estimates the fair value of the intangible asset based on expected future operating cash flows discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset over the fair value, as determined, is charged to impairment loss. As of December 31, 2001, the Company had an impairment allowance of $300,000 related to certain intangible assets.

    SERVICE COSTS

    Royalties and franchise fees service costs represent payments, generally computed as a percentage of royalties and franchise fees, to area developers in accordance with their individual contracts.

    INCOME TAXES

    The Company recognizes deferred tax assets or liabilities computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted statutory tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include cash and cash equivalents, certificates of deposit, accounts receivable, notes receivable, accounts payable, accrued liabilities and debt. The carrying value of financial instruments approximates fair value at December 31, 2001 and 2000.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    ADVERTISING EXPENSE

    The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $1,468,000, $1,334,000, and $893,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

    INSURANCE PROGRAM

    The Company is partially self-insured for medical and dental claims effective January 1, 2000. Stop loss insurance is maintained on an individual claim and aggregate basis. Accrual has been made for claims incurred but not reported.

    EARNINGS PER SHARE

    The Company computes basic earnings per share based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding, plus the additional common shares that would have been outstanding, if dilutive potential common shares consisting of stock options and warrants had been issued. No dilutive effect is considered during periods in which there is a net loss.

    CANCELLATION OF TURNKEY PROGRAM

    During the Second Quarter of 2000, the Company conducted a strategic review of its business, particularly its approach to new restaurant development. Based on this strategic review, the Company terminated its Turnkey program for restaurant development. As a result of this termination, a non-cash, pre-tax charge of approximately $5,340,000 was recorded in the Second Quarter of 2000.

    RECLASSIFICATIONS

    Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current presentation format.

2. NOTES RECEIVABLE

    Notes receivable consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
Notes receivable from area developers and
  international master licensees, secured by their
  respective territories, interest ranging from
  2.93% to 10%, due in installments through 2018...  $   368,882   $ 2,056,254
Notes receivable from franchisees, secured by real
  estate and equipment, generally subordinated to a
  first mortgage, interest ranging from 7.5% to
  11%, due in installments through 2019............    7,684,810    10,375,484
Notes receivable, unsecured, interest ranging from
  8% to 10%, due in installments through 2023......      226,290       239,674
Less--valuation allowance..........................   (1,043,013)   (1,280,507)
                                                     -----------   -----------
                                                       7,236,969    11,390,905
Less--current portion..............................     (474,317)   (4,072,451)
                                                     -----------   -----------
Notes receivable, less current portion.............  $ 6,762,652   $ 7,318,454
                                                     ===========   ===========

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. NOTES RECEIVABLE FROM RELATED PARTIES

    Notes receivable from related parties consist of the following:

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2001         2000
                                                      ----------   -----------
Note receivable from Schlotzsky's National
  Advertising Association, Inc. ("NAA"), unsecured,
  bearing interest at 8%, due on demand at any time
  on or before December 31, 2010, subordinated to a
  bank term loan expiring in April 2004.............  $2,862,644   $ 5,942,191
Notes receivable from related entities controlled by
  stockholders of the Company, bearing interest at
  9%, collateralized by real estate, due in
  installments upon certain events..................     889,811       604,013
Notes receivable from master licensee, of which the
  Company is a preferred shareholder, bearing
  interest at 9%, due in installments through
  December 2007.....................................     996,258       996,258
Notes receivable from stockholders of the Company,
  bearing interest at 7.5%, due in installments upon
  certain events....................................     445,412       391,469
Note receivable from master licensee, of which a
  member of the Company's management is a
  shareholder, bearing interest at 8%, due in
  installments through December 2006................     775,000       455,000
Less--valuation allowance...........................    (809,624)     (606,171)
                                                      ----------   -----------
                                                       5,159,501     7,782,760
Less--current portion...............................     (58,760)   (4,171,073)
                                                      ----------   -----------
Notes receivable from related parties, less current
  portion...........................................  $5,100,741   $ 3,611,687
                                                      ==========   ===========

    From time to time, the Company makes advances to certain stockholders, related partnerships and affiliates (see Notes 5 and 14).

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consist of the following:

                                                    DEPRECIABLE         DECEMBER 31,
                                    DEPRECIATION       LIFE       -------------------------
                                       METHOD         (YEARS)        2001          2000
                                    -------------   -----------   -----------   -----------
Buildings.........................  Straight Line       32        $14,367,150   $13,979,059
Furniture, fixtures and
  equipment.......................  Straight Line     3 to 7       13,015,806    10,978,761
Leasehold improvements............  Straight Line    10 to 32       8,541,511     8,199,412
                                                                  -----------   -----------
                                                                   35,924,467    33,157,232
Accumulated depreciation and amortization......................    (9,219,322)   (6,647,902)
                                                                  -----------   -----------
                                                                   26,705,145    26,509,330
Land...........................................................    12,642,880     7,534,999
                                                                  -----------   -----------
Property, equipment and leasehold improvements, net............   $39,348,025   $34,044,329
                                                                  ===========   ===========

    Certain of these properties, with a net carrying value of $12,687,000 and $10,927,000 at December 31, 2001 and 2000, respectively, represent operating restaurants which are not part of the Company's long-term portfolio of restaurants and are available for sale. Depreciation and amortization of property, equipment and leasehold improvements totaled approximately $3,074,000, $1,979,000 and $1,918,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

5. INVESTMENTS

    Investments consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Restaurant venture investment........................  $1,126,516   $1,238,903
Real estate venture investment.......................       4,052          877
Building artwork.....................................     263,071      263,071
Investments in master licensees......................     300,000      300,000
                                                       ----------   ----------
                                                       $1,693,639   $1,802,851
                                                       ==========   ==========

    RESTAURANT VENTURE

    The Company acquired in 2000 a 50% interest in a limited liability company engaged in the operation of a Schlotzsky's-Registered Trademark- Deli restaurant. The company has the following assets, liabilities and capital:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Assets...............................................  $3,819,874   $3,881,829
Liabilities..........................................   2,486,147    2,324,144
Capital..............................................   1,333,727    1,557,685

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. INVESTMENTS (CONTINUED)
    The limited liability company's net profits, losses and distributions are allocated based upon methods set forth in its regulations. The Company is allocated 50% of distributions and net profits and losses, and has a preferential distribution of capital in the event of sale or liquidation.

    The Company is the guarantor of a mortgage for the limited liability company in the amount of approximately $2,197,000 at December 31, 2001. Additionally, the Company has receivables outstanding in the amount of approximately $210,000 at December 31, 2001 due from the limited liability company.

    REAL ESTATE VENTURE

    The Company owns a 10% limited partnership interest and a 1% general partnership interest in a limited partnership that owns a shopping center in Austin, Texas. The partnership has the following assets, liabilities and capital:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Assets...............................................  $2,534,158   $2,370,702
Liabilities..........................................   2,117,211    2,157,248
Capital..............................................     416,947      213,454

    The limited partnership's net profits, losses and distributions are allocated based upon methods set forth in the partnership agreement. Net profits and all losses are allocated 1% to the Company.

    The Company is the guarantor, subject to certain conditions, of the partnership debt in the amount of approximately $2,012,000, which is also collateralized by real estate and related leases and rents.

    INVESTMENTS IN MASTER LICENSEES

    The Company has a minority interest in two master licensees. The Company is also a lender to these master licensees (see Note 3).

6. INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                 AMORTIZATION         DECEMBER 31,
                                                    PERIOD      -------------------------
                                                   (YEARS)         2001          2000
                                                 ------------   -----------   -----------
Original franchise rights......................      40         $ 5,688,892   $ 5,688,892
Royalty value and goodwill.....................      20           4,105,347     3,776,117
Developer and franchise rights acquired........   20 to 40       37,692,004    32,027,686
Debt issue costs...............................      5               10,000       387,704
Other intangible assets........................      5              687,399       401,894
                                                                -----------   -----------
                                                                 48,183,642    42,282,293
Less accumulated amortization................................    (5,065,541)   (4,067,261)
                                                                -----------   -----------
Intangible assets, net.......................................   $43,118,101   $38,215,032
                                                                ===========   ===========

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. INTANGIBLE ASSETS (CONTINUED)
    Original franchise rights represent an amount allocated in connection with a 1993 merger of predecessor entities to form the current Schlotzsky's, Inc.

    Developer and franchise rights acquired, royalty value and goodwill represent the fair value of various rights reacquired from area developers, master licensees and franchisees in various transactions to reduce or eliminate the percentage of royalties and franchise fees paid to area developers and master licensees and to reacquire franchise and other rights to develop certain territories and restaurant locations.

    The Company has an option, through June 2002, to reacquire the rights held by its largest area developer. The exercise price of the option is $28,200,000, of which a nonrefundable $4,582,000 has been paid as of December 31, 2001 and is included in intangible assets. The exercise of the option will require the further payment of $3,500,000 in cash at closing and the execution of a $20,118,000 note to the area developer. The note would bear interest at 8% and require four semi-annual $2,000,000 payments of principal and interest commencing June 30, 2003, with all remaining principal due on June 30, 2005. In the event the option is not exercised on or before June 30, 2002, the Company will be required to pay a fee of $1,700,000.

    Amortization of intangible assets totaled approximately $1,150,000, $1,033,000 and $938,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

    The Financial Accounting Standards Board has issued Statements No. 141, 142 and 144, concerning accounting for business combinations, amortization of certain acquired intangible assets, and the impairment or disposal of long-lived assets, respectively, which the Company will adopt in 2002 (see Note 18).

7. DEFERRED REVENUE

    Deferred revenue consists of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Deferred developer and master licensee fees..........  $1,750,489   $2,245,198
Deferred franchise fees..............................     287,500    1,233,500
Deferred franchise fee service costs.................    (139,100)    (560,850)
Deferred gain on property sales......................     342,475      342,475
Other................................................          --      (46,331)
                                                       ----------   ----------
                                                        2,241,364    3,213,992
Less--current portion................................    (403,421)    (733,907)
                                                       ----------   ----------
Deferred revenue, long term..........................  $1,837,943   $2,480,085
                                                       ==========   ==========

    The Company's policy is to reduce the basis of reacquired intangible rights by the amount of deferred revenue associated with the rights remaining at the time of acquisition. Deferred revenue was reduced by approximately $66,000 and $4,746,000 due to the reacquisition of certain master licensees and area developer territory rights during 2001 and 2000, respectively.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. DEBT

    The Company's short-term debt consists of the following:

                                                            DECEMBER 31,
                                                        ---------------------
                                                          2001        2000
                                                        --------   ----------
Mortgage note, interest at 11.5%, due July 2002.......  $681,011   $  818,000
Notes payable, repaid in 2001.........................        --      520,000
                                                        --------   ----------
                                                        $681,011   $1,338,000
                                                        ========   ==========

    The Company's long-term debt consists of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        2001          2000
                                                     -----------   -----------
Term note under Credit Agreement, interest at prime
  plus 1% (5.75% at December 31, 2001), secured by
  certain real property and equipment, due in
  monthly installments of $333,333 plus interest
  through December 2004............................  $10,266,808   $15,666,667
Mortgage notes payable to various financial
  institutions, interest rates ranging from 6.25%
  to 9.6%, secured by related restaurants, due in
  monthly installments through 2016................   13,195,263    10,635,551
Capitalized lease obligations, net of imputed
  interest of $5,550,162 and $5,843,802 as of
  December 31, 2001 and 2000, respectively, imputed
  rates ranging from 8.0% to 16.9%, due in monthly
  installments through 2027........................    3,015,390     2,488,089
Note payable to former area developer, non-interest
  bearing, discounted to reflect 8.0% imputed
  interest, unsecured, due in monthly installments
  through 2009, net of discount of $939,753 and
  $1,066,461 as of December 31, 2001 and 2000,
  respectively.....................................    2,059,473     2,242,517
Notes payable to former area developers, interest
  rate at 8.0%, unsecured, due in installments
  through May 2008.................................    2,819,658            --
Other..............................................      339,180       550,000
                                                     -----------   -----------
                                                      31,695,772    31,582,824
Less--current maturities...........................   (5,799,003)   (5,331,579)
                                                     -----------   -----------
Long-term debt, less current maturities............  $25,896,769   $26,251,245
                                                     ===========   ===========

    In December 1999, the Company entered into a Credit Agreement with a bank syndicate which provided a $15,000,000 line of credit, a $5,000,000 letter of credit in favor of the media buyer for Schlotzsky's National Advertising Association, Inc., of which the Company was a guarantor, and a $20,000,000 term note. During 2000, the line of credit was repaid and that portion of the facility, along with

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. DEBT (CONTINUED)
the letter of credit, expired. The Credit Agreement, as amended, is secured by certain real property and equipment, provides for the payment on the term note of 75% of the net cash proceeds from the sale or refinancing of certain real estate and restaurants available for sale, requires maintenance of certain financial ratios, working capital and net worth, and contains limitations on additional borrowings, capital expenditures, stock repurchases and prohibits the payment of dividends.

    Aggregate scheduled maturities of long-term debt at December 31, 2001, are as follows:

YEAR ENDING
DECEMBER 31,
------------
2002........................................................  $ 5,799,003
2003........................................................    6,059,456
2004........................................................    6,497,672
2005........................................................    1,803,148
2006........................................................    1,776,527
Thereafter..................................................    9,759,966
                                                              -----------
                                                              $31,695,772
                                                              ===========

9. RESTAURANT OPERATIONS

    The Company operates two groups of restaurants, one group which it intends to own and operate on a long-term basis and another group which are available for sale. The restaurants in the long-term portfolio include, as of December 31, 2001, three Marketplace restaurants which include, along with a Schlotzsky's-Registered Trademark- Deli, a full bakery producing pastries, muffins and other baked goods for sale in the Marketplace restaurant and in the coffee bar section of other Company-owned restaurants. A summary of certain operating information for Company-owned restaurants is presented below for the years ending December 31, 2001, 2000 and 1999:

                                                                                                       AVAILABLE FOR SALE
                                                   LONG-TERM PORTFOLIO RESTAURANTS                        RESTAURANTS
                                          --------------------------------------------------   ----------------------------------
                                          SCHLOTZSKY'S-REGISTERED TRADEMARK-                   SCHLOTZSKY'S-REGISTERED TRADEMARK-
                                                        DELIS                  MARKETPLACES                  DELIS
                                          ----------------------------------   -------------   ----------------------------------
YEAR ENDED DECEMBER 31, 2001
  Restaurant sales......................              $14,399,533               $5,220,013                 $10,286,047
                                                      -----------               ----------                 -----------
  Restaurant operations
    Cost of sales.......................                3,844,658                1,588,047                   2,930,684
    Personnel and benefits..............                5,273,458                2,504,561                   4,736,695
    Operating expenses..................                2,422,503                1,367,057                   3,155,802
                                                      -----------               ----------                 -----------
                                                       11,540,619                5,459,665                  10,823,181
                                                      -----------               ----------                 -----------
  Operating income (loss) before
    depreciation and amortization.......              $ 2,858,914               $ (239,652)                $  (537,134)
                                                      ===========               ==========                 ===========

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. RESTAURANT OPERATIONS (CONTINUED)

                                                                                                       AVAILABLE FOR SALE
                                                   LONG-TERM PORTFOLIO RESTAURANTS                        RESTAURANTS
                                          --------------------------------------------------   ----------------------------------
                                          SCHLOTZSKY'S-REGISTERED TRADEMARK-                   SCHLOTZSKY'S-REGISTERED TRADEMARK-
                                                        DELIS                  MARKETPLACES                  DELIS
                                          ----------------------------------   -------------   ----------------------------------
YEAR ENDED DECEMBER 31, 2000
  Restaurant sales......................              $11,941,136               $5,346,394                 $ 8,450,026
                                                      -----------               ----------                 -----------
  Restaurant operations
    Cost of sales.......................                3,182,577                1,644,714                   2,526,174
    Personnel and benefits..............                4,275,438                2,481,740                   3,935,823
    Operating expenses..................                1,922,194                1,212,466                   2,526,329
                                                      -----------               ----------                 -----------
                                                        9,380,209                5,338,920                   8,988,326
                                                      -----------               ----------                 -----------
  Operating income (loss) before
    depreciation and amortization.......              $ 2,560,927               $    7,474                 $  (538,300)
                                                      ===========               ==========                 ===========
YEAR ENDED DECEMBER 31, 1999
  Restaurant sales......................              $ 8,411,553               $4,865,210                 $ 5,256,395
                                                      -----------               ----------                 -----------
  Restaurant operations
    Cost of sales.......................                2,289,112                1,573,510                   1,594,329
    Personnel and benefits..............                2,878,201                2,199,505                   2,296,189
    Operating expenses..................                1,488,147                1,171,308                   1,573,684
                                                      -----------               ----------                 -----------
                                                        6,655,460                4,944,323                   5,464,202
                                                      -----------               ----------                 -----------
  Operating income (loss) before
    depreciation and amortization.......              $ 1,756,093               $  (79,113)                $  (207,807)
                                                      ===========               ==========                 ===========

10. INCOME TAXES

    The provision (credit) for federal and state income taxes consists of the following:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      2001         2000          1999
                                                   ----------   -----------   ----------
Federal:
  Current........................................  $  221,107   $  (776,517)  $2,658,905
  Deferred.......................................   1,231,705      (329,228)    (370,649)
                                                   ----------   -----------   ----------
    Total federal................................   1,452,812    (1,105,745)   2,288,256
State............................................     260,188       361,544      236,908
                                                   ----------   -----------   ----------
Total provision (credit) for income taxes........  $1,713,000   $  (744,201)  $2,525,164
                                                   ==========   ===========   ==========

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. INCOME TAXES (CONTINUED)
    The differences between the provision (credit) for income tax and the amount that would result if the federal statutory rate was applied to the pretax financial income were as follows:

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                   -------------------------------------
                                                      2001         2000          1999
                                                   ----------   -----------   ----------
Federal statutory rate of 34%....................  $1,428,727   $(1,038,789)  $2,336,206
Nondeductible items..............................      84,797        83,824       77,716
State income taxes, net of federal benefit.......     171,724       238,619      197,408
Other............................................      27,752       (27,855)     (86,166)
                                                   ----------   -----------   ----------
                                                   $1,713,000   $  (744,201)  $2,525,164
                                                   ==========   ===========   ==========

    Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          2001         2000
                                                       ----------   ----------
Deferred Tax Assets:
  Receivables........................................  $1,236,639   $1,276,554
  Deferred revenue...................................     867,822    1,358,857
  Property and intangibles...........................     962,746      234,775
  Accrued liabilities................................     200,904      132,581
  Other..............................................      68,719       82,982
                                                       ----------   ----------
    Gross deferred tax assets........................   3,336,830    3,085,749
                                                       ----------   ----------
Deferred Tax Liabilities:
  Property and intangibles...........................   1,518,939           --
  Other..............................................      82,581      118,734
                                                       ----------   ----------
    Gross deferred tax liabilities...................   1,601,520      118,734
                                                       ----------   ----------
Net deferred tax asset...............................  $1,735,310   $2,967,015
                                                       ==========   ==========
Current deferred tax asset...........................  $1,888,074   $2,575,913
Long-term deferred tax asset (liability).............    (152,764)     391,102
                                                       ----------   ----------
Net deferred tax asset...............................  $1,735,310   $2,967,015
                                                       ==========   ==========

11. STOCKHOLDERS' EQUITY

    SHAREHOLDERS' RIGHTS PLAN

    In December 1998, the Company adopted a Shareholders' Rights Plan and approved a dividend of one Right for each share of Company Common Stock outstanding. Under the plan, each shareholder of record is deemed to have received one Right for each share of Common Stock held. Initially, the Rights are not exercisable and automatically trade with the Common Stock. There are no separate Rights

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. STOCKHOLDERS' EQUITY (CONTINUED)
certificates at this time. Each Right entitles the holder to purchase one one-hundredth of a share of Company Class C Series A Junior Participating Preferred Stock for $75.00 (the "Exercise Price").

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

12. STOCK-BASED COMPENSATION PLANS AND WARRANTS

    The Company has adopted the "Third Amended and Restated Stock Option Plan," as further amended (the "Option Plan"), which is a stock-based incentive compensation plan, as described below. The Company applies APB Opinion No. 25 in accounting for the Option Plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if adopted by the Company, would change the methods the Company applies in recognizing the cost of the Option Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS
No. 123. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below. The Company also has an employee stock purchase plan that it adopted in 1998.

    OPTION PLAN

    Under the Option Plan, as amended, the Company may grant options for up to 1,450,000 shares of common stock. Options awarded may be in the form of incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options. Option grants that are forfeited may be regranted.

    Options granted in 2001, 2000 and 1999 generally vest ratably over three years, except 248,500 of the options granted in 2001, which had immediate vesting provisions and 100,000 of the options granted in 2000, which vested over two years. Options granted before 1998 generally vest ratably over five years.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK-BASED COMPENSATION PLANS AND WARRANTS (CONTINUED)

    A summary of the status of the Company's stock options as of December 31, 2001, 2000 and 1999, and the changes during the years ended on those dates is presented below:

                                                                OPTIONS OUTSTANDING
                                                            ----------------------------
                                                                        WEIGHTED AVERAGE
                                                                        EXERCISE PRICES
                                                             SHARES        PER SHARE
                                                            ---------   ----------------
BALANCE, January 1, 1999..................................  1,064,409        $14.56
  Granted (weighted average fair value of $4.77 per
    share)................................................     88,000         10.32
  Exercised...............................................     (5,825)         9.09
  Forfeited...............................................    (63,205)        10.66
                                                            ---------
BALANCE, December 31, 1999................................  1,083,379         15.52
  Granted (weighted average fair value of $2.51 per
    share)................................................    447,583          6.04
  Forfeited...............................................   (681,882)        16.86
                                                            ---------
BALANCE, December 31, 2000................................    849,080          7.69
  Granted (weighted average fair value of $1.92 per
    share)................................................    496,962          3.41
  Exercised...............................................     (2,300)         3.00
  Forfeited...............................................   (115,987)         7.96
                                                            ---------
BALANCE, December 31, 2001................................  1,227,755          5.93
                                                            =========
Exercisable at December 31, 1999..........................    894,826        $15.16
Exercisable at December 31, 2000..........................    380,709          8.91
Exercisable at December 31, 2001..........................    764,383          6.51

    As of December 31, 2001, 87,481 options are available for grant. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 5.14% for 1999, 5.22% for 2000 and 4.96% for 2001; expected lives of six years; and volatility of 38.95% for 1999, 49.18% for 2000 and 61.94% for 2001.

    The following table summarizes information about stock options outstanding at December 31, 2001:

                                                OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                     -----------------------------------------   -------------------------
                                         NUMBER         WEIGHTED      WEIGHTED       NUMBER       WEIGHTED
                                     OUTSTANDING AT      AVERAGE      AVERAGE    EXERCISABLE AT   AVERAGE
                                      DECEMBER 31,      REMAINING     EXERCISE    DECEMBER 31,    EXERCISE
RANGE OF EXERCISE PRICES                  2001        CONTRACT LIFE    PRICE          2001         PRICE
------------------------             --------------   -------------   --------   --------------   --------
$3.00 to $6.32.....................       925,006         8.19         $ 4.58       475,043        $ 4.36
$8.00 to $12.50....................       297,749         4.35           9.93       284,340          9.88
$18.73.............................         5,000         5.73          18.73         5,000         18.73
                                        ---------                                   -------
Total..............................     1,227,755         7.25           5.93       764,383          6.51
                                        =========                                   =======

    EMPLOYEE STOCK PURCHASE PLAN

    The Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan") and authorized 250,000 shares of common stock to be sold to employees through the Stock Purchase Plan. As

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK-BASED COMPENSATION PLANS AND WARRANTS (CONTINUED) of December 31, 2001, 196,077 shares are available for purchase under the Stock Purchase Plan. Under the terms of the Stock Purchase Plan, employees may elect to contribute up to 15% of compensation through payroll deductions for the purchase of Company stock at 85% of the lesser of the market price at the beginning or the end of the offering period. An offering period begins on January 1 and July 1 of each year and expires in six months.

    During 2001, 34 participants purchased 18,348 shares of stock at a price of $2.13 per share. During 2000, 50 participants purchased 15,628 shares of stock for prices ranging from $4.83 to $5.63 per share. During 1999, 62 participants purchased 19,947 shares of stock for prices ranging from $5.63 to $8.39 per share. Under APB Opinion No. 25, the Stock Purchase Plan is considered noncompensatory (the shares are purchased with after-tax dollars). Therefore, no compensation expense has been recognized for shares sold under this plan.

    The fair value of stock purchase rights granted in 2001, 2000 and 1999 were $1.02, $1.31 and $3.39 per share, respectively, or a total of $18,348, $20,473 and $35,726, respectively. The fair value of each stock purchase right was determined using an expected term of 6 months, a volatility of 61.94%, 49.18% and 38.95%, for 2001, 2000 and 1999, respectively, and a risk-free interest rate of 4.96%, 5.22% and 6.03%, respectively.

    WARRANTS

    In connection with a Schlotzsky's National Advertising Association, Inc. ("NAA") subordinated debt financing in 2001, the Company issued warrants for the purchase of 30,000 shares of common stock to the lender, an entity of which a member of the Company's Board of Directors is a managing director. These warrants have an exercise price of $4.50 per share and expire in 2006. Utilizing the Black-Scholes option-pricing model, the warrants were valued at $57,000. NAA reimbursed the Company the cost of issuing the warrants.

    PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

    During 2001, 2000 and 1999, the Company did not incur any compensation costs for the Option Plan under APB No. 25. Had compensation cost for the Company's Stock Option Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per common share for 2001, 2000 and 1999 would approximate the pro forma amounts below:

                           DECEMBER 31, 2001           DECEMBER 31, 2000          DECEMBER 31, 1999
                        ------------------------   -------------------------   ------------------------
                        AS REPORTED   PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED   PRO FORMA
                        -----------   ----------   -----------   -----------   -----------   ----------
Income (loss) before
  cumulative effect of
  change in accounting
  principle...........  $2,489,139    $1,766,564   $(2,311,060)  $(2,679,865)  $4,346,029    $2,992,156
Earnings per common
  share--basic........  $     0.34    $     0.24   $     (0.31)  $     (0.36)  $     0.59    $     0.40
Earnings per common
  share--diluted......  $     0.33    $     0.24   $     (0.31)  $     (0.36)  $     0.58    $     0.40

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. STOCK-BASED COMPENSATION PLANS AND WARRANTS (CONTINUED)
    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

13. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Cash paid for interest during the years ended December 31, 2001, 2000 and 1999 was approximately $2,796,000, $3,257,000 and $2,086,000, respectively.

    Cash paid for income taxes during the years ended December 31, 2001, 2000 and 1999 was approximately $1,194,000, $381,000 and $2,515,000, respectively.

    Non-cash investing and financing activities:

2001

    Notes payable totaling approximately $2,961,000 were issued for acquisition of area developer territory rights.

    A capital lease liability totaling approximately $564,000 was recorded in conjunction with computers provided to franchisees and area developers.

    Accounts receivable and notes receivable totaling approximately $274,000 and $2,233,000, respectively, were cancelled in exchange for real estate and intangible assets acquired.

    Accounts receivable and notes receivable totaling approximately $240,000 and $335,000, respectively, were cancelled in exchange for acquisition of area developer territory rights.

    Interest and other accounts receivable of approximately $738,000 was converted to notes receivable.

2000

    Notes receivable totaling approximately $2,859,000 were received as payment for sale of real estate.

    Notes receivable totaling approximately $2,999,000 were cancelled in exchange for real estate received.

    Notes payable totaling approximately $2,419,000 were issued for acquisition of real estate and intangible assets.

1999

    Notes receivable totaling approximately $5,016,000 were received as payment of nonrefundable area developer fees.

    Notes receivable totaling approximately $42,749,000 were received as payment for sale of real estate.

    Notes payable totaling approximately $4,311,000 were issued for acquisition of area developer territory rights.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. RELATED PARTY TRANSACTIONS

    Franchised and Company-owned restaurants contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF") to be used for the production of programs and materials for marketing and advertising and for purchase of media placement. The Company charges NAMF an amount equal to certain cost allocations and salaries for administering NAMF. Advances to NAMF totaled approximately $85,000 and $303,000 at December 31, 2001 and 2000, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

    During 2001, franchised and Company-owned restaurants increased contributions to Schlotzsky's National Advertising Association, Inc. ("NAA"), which is used for purchase of media placement, from 1.75% of gross sales to 2.0% of gross sales. At December 31, 2001 and 2000, Schlotzsky's, Inc. had advanced approximately $3,023,000 and $6,249,000, including interest, respectively, to NAA for the purchase of network television advertising.

    During 2001, NAMF and NAA, as co-borrowers, obtained a term loan from a bank in the amount of $3,500,000, the proceeds of which were used to repay a portion of their loans and accrued interest to the Company. The Company guaranteed this loan, as well as a $500,000 line of credit with the bank for the benefit of NAMF and NAA. The guaranteed amount outstanding at December 31, 2001 was $2,916,000.

    In connection with an NAA subordinated debt financing in 2001, the Company issued warrants for the purchase of 30,000 shares of common stock to the lender, an entity of which a member of the Company's Board of Directors is a managing director. These warrants have an exercise price of $4.50 per share and expire in 2006. Utilizing the Black-Scholes option-pricing model, the warrants were valued at $57,000. NAA reimbursed the Company the value of the warrants.

    One or more directors or officers of the Company is guarantor of certain debt of the Company, totaling approximately $1,163,000 and $1,183,000 at December 31, 2001 and 2000, respectively.

    At December 31, 2001 and 2000, the Company held combined notes in the amount of $775,000 and $455,000, respectively, from Sino Caribbean Development, Inc. in which an officer of the Company holds an interest of less than 30%.

    During 2000, the Company guaranteed a loan for the benefit of an officer of the Company. The outstanding guarantee at December 31, 2001 was approximately $54,000.

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

    The Company and the predecessor-in-interest to Third & Colorado, L.L.C. ("T&C"), a limited liability company owned by two directors and officers of the Company, entered into a lease agreement effective March 21, 1997, under which the Company leases from T&C approximately 29,410 square feet of office space and 11,948 square feet of storage space, in Austin, Texas, for the Company's corporate headquarters. Under the terms of the lease, the Company pays annual net rental of $12.95 per square foot for the office space and up to $2.50 per square foot for the storage space for a term of 10 years beginning
November 1997.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company leases office facilities and certain land, buildings and equipment under operating leases. Lease terms are generally for three months to 25 years and, in some cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Certain leases also provide for the payment of additional rent based on sales levels. Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001, are as follows:

YEAR ENDING
DECEMBER 31,
------------
2002........................................................  $ 2,169,792
2003........................................................    1,846,379
2004........................................................    1,843,142
2005........................................................    1,844,376
2006........................................................    1,682,735
Thereafter..................................................   10,423,311
                                                              -----------
                                                              $19,809,735
                                                              ===========

    Rent expense for the years ended December 31, 2001, 2000 and 1999, was approximately $2,647,000, $1,916,000 and $2,078,000, respectively.

    GUARANTEES OF FRANCHISEE OPERATING LEASES AND OTHER OBLIGATIONS

    The Company, and in some cases certain stockholders, guarantee certain real estate and equipment leases and other obligations of its franchisees and others. At December 31, 2001, the Company was contingently liable for approximately $30.5 million under guarantees of real estate and equipment leases and various obligations (including amounts discussed in Notes 5 and 14).

    LITIGATION

    LONE STAR LADIES INVESTMENT CLUB, A TEXAS GENERAL PARTNERSHIP, ET AL., ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED V. SCHLOTZSKY'S, INC., JOHN C. WOOLEY, JEFFREY J. WOOLEY, JOHN M. ROSILLO, AND MONICA GILL, (CASE
NO. A-98CA-550-JN), was filed in the United States District Court, Western District of Texas, Austin Division on February 8, 1999, as a class action lawsuit, amending and consolidating four cases previously filed on behalf of certain shareholders against the Company and certain of its past and present officers and directors, seeking remedies under the Securities Act of 1933 and the Securities Exchange Act of 1934 based upon statements made by the Company in its Registration Statement and Prospectus issued in connection with the Company's Secondary Public Offering, which became effective on September 24, 1997, and subsequent press releases. The Company filed a motion to dismiss for failure to state a claim, which was granted, with prejudice, by the District Court on August 5, 1999. On appeal, the Fifth Circuit reversed the District Court's denial of leave to amend and remanded the case on January 9, 2001 to allow Plaintiffs leave to file an amended complaint in March of 2001. The amended complaint sought relief under the 1933 Act claims only. Without conceding the facts that formed the basis of Plaintiffs' claims, the Company entered into a stipulation of settlement on January 26, 2002, settling all claims, with prejudice,

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) for the sum of $2 million, the entirety of which will be paid by the Company's insurer. On February 19, 2002 the District Court entered its preliminary approval and set the matter for final settlement hearing on April 2, 2002, at which time the Court will determine whether the proposed settlement is fair to the settlement class and should be approved by the Court. There can be no assurance that the Court will grant final approval or that a significant number of the settlement class will not "opt-out" of the proposed settlement.

    In addition to the lawsuit discussed above, the Company is a defendant in various other legal proceedings arising from its business. The ultimate outcome of these pending proceedings cannot be projected with certainty. However, based on its experience to date, the Company believes such proceedings will not have a material effect on its business or financial condition.

    From time to time, the Company has settled various legal proceedings arising from its business. In certain cases, the Company's insurers have made payments with regard to these settlements. There has been no material adverse impact to the Company relating to these settlements.

16. SEGMENTS

    The Company and its subsidiaries are principally engaged in franchising and operating quick service restaurants that feature salads, made-to-order sandwiches with unique sourdough buns and pizzas. At December 31, 2001, the Schlotzsky's-Registered Trademark- Deli system included Company-owned and franchised restaurants in 38 states, the District of Columbia and eight foreign countries.

    The Company identifies segments based on management responsibility within the corporate structure. The Restaurant Operations segment includes restaurants operated for the purposes of market leadership and redevelopment of certain markets, demonstrating profit potential and key operating metrics, operational leadership of the franchise system, product development, concept refinement, product and process testing, training and building brand awareness and restaurants available for sale. The Franchise Operations segment encompasses the franchising of restaurants, assisting franchisees in the development of restaurants, providing franchisee training and operating the national training center, communicating with franchisees, conducting regional and national franchisee meetings, developing and monitoring supplier and distributor relationships, planning and coordinating advertising and marketing programs, and the licensing of brand products for sale to the franchise system and retailers. Until its termination in 2000, a third segment, Turnkey Development, developed new restaurants for franchisees. The Company measures segment profit as operating profit, which is defined as income before interest and income taxes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1). Segment information and a reconciliation to income, before interest and income taxes are as follows:

                                                      RESTAURANT     FRANCHISE
YEAR ENDED DECEMBER 31, 2001                          OPERATIONS     OPERATIONS    CONSOLIDATED
----------------------------                          -----------   ------------   ------------
Revenue from external customers.....................  $29,905,593   $ 31,945,122   $ 61,850,715
Depreciation and amortization.......................    1,856,927      2,367,490      4,224,417
Operating income....................................      225,201      5,855,298      6,080,499
Significant non-cash items-bad debt and
  impairment........................................           --      1,852,374      1,852,374
Capital expenditures................................    5,446,194      2,442,676      7,888,870
Total assets........................................  $36,071,905   $ 78,077,355   $114,149,260

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. SEGMENTS (CONTINUED)

                                                      RESTAURANT     FRANCHISE
YEAR ENDED DECEMBER 31, 2000                          OPERATIONS     OPERATIONS    CONSOLIDATED
----------------------------                          -----------   ------------   ------------
Revenue from external customers.....................  $25,737,556   $ 33,437,456   $ 59,175,012
Depreciation and amortization.......................    1,336,437      2,434,762      3,771,199
Operating income (loss).............................      693,664     (2,428,014)    (1,734,350)
Significant non-cash items-bad debt and
  impairment........................................    1,050,262      7,253,377      8,303,639
Capital expenditures................................    4,012,052      4,082,089      8,094,141
Total assets........................................  $29,365,327   $ 84,135,443   $113,500,770

                                                      RESTAURANT     FRANCHISE
YEAR ENDED DECEMBER 31, 1999                          OPERATIONS     OPERATIONS    CONSOLIDATED
----------------------------                          -----------   ------------   ------------
Revenue from external customers.....................  $18,533,158   $ 32,874,938   $ 51,408,096
Depreciation and amortization.......................    1,023,489      2,162,944      3,186,433
Operating income....................................      445,684      5,644,324      6,090,008
Significant non-cash items-fees financed............           --      5,016,250      5,016,250
Significant non-cash items-bad debt and
  impairment........................................           --      2,116,597      2,116,597
Capital expenditures................................    3,768,921      3,899,513      7,668,434
Total assets........................................  $20,581,163   $112,178,218   $132,759,381

    Included in revenue from external customers for the Franchise Operations segment are royalties from international sources of $149,363, $139,126 and $111,098 for 2001, 2000 and 1999, respectively.

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

17. EARNINGS PER SHARE

    Basic and diluted earnings per share computations for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             2001         2000          1999
                                                          ----------   -----------   -----------
BASIC EARNINGS PER SHARE
  Net income (loss) before cumulative effect of
    change in accounting principle......................  $2,489,139   $(2,311,060)  $ 4,346,029
  Cumulative effect of change in accounting principle,
    net of tax..........................................          --            --    (3,819,592)
                                                          ----------   -----------   -----------
  Net income (loss).....................................  $2,489,139   $(2,311,060)  $   526,437
                                                          ==========   ===========   ===========
  Weighted average common shares outstanding............   7,303,455     7,431,760     7,409,496
                                                          ==========   ===========   ===========
  Basic earnings per share before cumulative effect of
    change in accounting principle......................  $     0.34   $     (0.31)  $      0.59
  Cumulative effect of change in accounting principle...          --            --         (0.52)
                                                          ----------   -----------   -----------
  Basic earnings per share..............................  $     0.34   $     (0.31)  $      0.07
                                                          ==========   ===========   ===========
DILUTED EARNINGS PER SHARE
  Net income (loss) before cumulative effect of change
    in accounting principle.............................  $2,489,139   $(2,311,060)  $ 4,346,029
  Cumulative effect of change in accounting principle,
    net of tax..........................................          --            --    (3,819,592)
                                                          ----------   -----------   -----------
  Net income (loss).....................................  $2,489,139   $(2,311,060)  $   526,437
                                                          ==========   ===========   ===========
  Weighted average common shares outstanding............   7,303,455     7,431,760     7,409,496
  Assumed conversion of common shares issuable under
    stock option plan and exercise of warrants..........     169,991            --        66,703
                                                          ----------   -----------   -----------
  Weighted average common shares outstanding--assuming
    dilution............................................   7,473,446     7,431,760     7,476,199
                                                          ==========   ===========   ===========
  Diluted earnings per share before cumulative effect of
    change in accounting principle......................  $     0.33   $     (0.31)  $      0.58
  Cumulative effect of change in accounting principle...          --            --         (0.51)
                                                          ----------   -----------   -----------
  Diluted earnings per share............................  $     0.33   $     (0.31)  $      0.07
                                                          ==========   ===========   ===========

    Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 672,000, 849,000 and 748,000 in 2001, 2000 and 1999, respectively.

18. NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statements 141, 142 and 144, concerning accounting for business combinations, amortization of certain acquired intangible assets, and the impairment or disposal of long-lived assets, respectively. The Statements become effective for the Company for calendar year 2002. Under Statement No. 142, intangible assets having an indefinite life will

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) not be amortized until their useful life is determined to be no longer indefinite. Furthermore, intangible assets not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. At December 31, 2001, the Company completed an analysis of the impact of Statement 142 on its results of operations and financial condition and determined that intangible assets having a carrying value of approximately $6,000,000 will become nonamortizable under this new accounting standard and that amortization expense will be reduced by approximately $215,000 annually. The Company does not expect Statements 141 and 144 to have a material effect on its results of operations and financial condition upon adoption.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
Schlotzsky's, Inc.:

    In connection with our audit of the consolidated financial statements of Schlotzsky's, Inc. and Subsidiaries referred to in our report dated March 1, 2002, which is included in Part IV of this Form 10-K, we have also audited
Schedule II for each of the three years in the period ended December 31, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas
March 1, 2002

                      SCHLOTZSKY'S, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

              COL. A                   COL. B              COL. C              COL. D       COL. E.
----------------------------------  ------------   -----------------------   -----------   ----------
                                                          ADDITIONS
                                                   -----------------------
                                     BALANCE AT    CHARGE TO    CHARGE TO                  BALANCE AT
                                    BEGINNING OF   COSTS AND      OTHER                      END OF
DESCRIPTION                            PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS      PERIOD
-----------                         ------------   ----------   ----------   -----------   ----------
YEAR ENDED DECEMBER 31, 2001
Accounts receivable:
  Royalties.......................   $  821,601    $  689,171   $       --   $(1,270,393)  $  240,379
  Other...........................    1,018,570        79,041           --      (325,763)     771,848
Notes receivable..................    1,886,689       604,007           --      (703,125)   1,787,571
Restaurants available for sale....    1,105,011        66,545           --      (385,808)     785,748
Intangibles.......................      411,170       229,131           --      (340,301)     300,000
                                     ----------    ----------   ----------   -----------   ----------
                                     $5,243,041    $1,667,895   $       --   $(3,025,390)  $3,885,546
                                     ==========    ==========   ==========   ===========   ==========
YEAR ENDED DECEMBER 31, 2000
Accounts receivable:
  Royalties.......................   $  102,602    $1,042,788   $       --   $  (323,789)  $  821,601
  Other...........................      986,199     2,993,164           --    (2,960,793)   1,018,570
Notes receivable..................      643,213     1,577,487           --      (334,011)   1,886,689
Restaurants available for sale....           --     1,607,589           --      (502,578)   1,105,011
Intangibles.......................      111,170       300,000           --            --      411,170
Investments.......................      196,875            --           --      (196,875)          --
                                     ----------    ----------   ----------   -----------   ----------
                                     $2,040,059    $7,521,028   $       --   $(4,318,046)  $5,243,041
                                     ==========    ==========   ==========   ===========   ==========
YEAR ENDED DECEMBER 31, 1999
Accounts receivable:
  Royalties.......................   $  467,452    $   66,270   $       --   $  (431,120)  $  102,602
  Other...........................       63,242     1,531,535           --      (608,578)     986,199
Notes receivable..................      750,216       (25,804)          --       (81,199)     643,213
Intangibles.......................      111,170            --           --            --      111,170
Investments.......................      100,000        96,875           --            --      196,875
                                     ----------    ----------   ----------   -----------   ----------
                                     $1,492,080    $1,668,876   $       --   $(1,120,897)  $2,040,059
                                     ==========    ==========   ==========   ===========   ==========