Form 10-Q
period 2002-03-31
SCHLOTZSKYS INC
filed 2002-05-15
CIK 1002178

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER: 0-27008

                                   ----------

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Shares Outstanding at May 7, 2002
      Common Stock, no par value                        7,284,164

================================================================================

                               SCHLOTZSKY'S, INC.

                               INDEX TO FORM 10-Q
                          QUARTER ENDED MARCH 31, 2002

                                                                                     Page No.
                                                                                     --------
PART I        FINANCIAL INFORMATION

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets -
              March 31, 2002 and December 31, 2001                                      1

              Condensed Consolidated Statements of Income -
              Three Months Ended March 31, 2002 and March 31, 2001                      2

              Condensed Consolidated Statement of Stockholders' Equity -
              Three Months Ended March 31, 2002 and Year Ended December 31, 2001        3

              Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2002 and March 31, 2001                      4

              Notes to Condensed Consolidated Financial Statements                      5

   Item 2.    Management's Discussion and Analysis of Financial Condition
              And Results of Operations                                                 9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk               13

PART II       OTHER INFORMATION

   Item 1.    Legal Proceedings                                                        14

   Item 2.    Changes in Securities and Use of Proceeds                                14

   Item 3.    Defaults Upon Senior Securities                                          14

   Item 4.    Submission of Matters to a Vote of Security Holders                      14

   Item 5.    Other Information                                                        14

   Item 6.    Exhibits and Reports on Form 8-K                                         14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,             DECEMBER 31,
                                                                                    2002                   2001
                                                                              -----------------      -----------------
                                                                                 (UNAUDITED)
                                ASSETS
Current Assets:
   Cash and cash equivalents................................................     $   2,336,849          $   2,567,904
   Accounts receivable, net:
      Royalties.............................................................           816,388                579,503
      Brands................................................................         1,363,679              1,214,936
      Other.................................................................         2,082,176              1,588,853
   Refundable income taxes..................................................         1,185,630              1,609,795
   Prepaids, inventories and other assets...................................         1,277,071              1,349,444
   Real estate available for sale ..........................................         5,534,155              6,347,726
   Current portion of:
      Notes receivable......................................................           464,191                533,077
      Deferred tax asset....................................................         1,888,074              1,888,074
                                                                              -----------------      -----------------
         Total current assets...............................................        16,948,213             17,679,312

Property, equipment and leasehold improvements, net.........................        39,190,798             39,348,025
Notes receivable, net, less current portion.................................        11,803,839             11,863,393
Investments.................................................................         1,663,418              1,693,639
Intangible assets, net......................................................        42,953,091             43,118,101
Other noncurrent assets.....................................................           493,597                446,790
                                                                              -----------------      -----------------
         Total assets.......................................................     $ 113,052,956          $ 114,149,260
                                                                              =================      =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Short-term debt..........................................................     $     675,959          $     681,011
   Current maturities of long-term debt.....................................         5,910,111              5,799,003
   Accounts payable.........................................................         1,459,545              1,429,762
   Accrued liabilities......................................................         4,299,536              3,546,551
   Deferred revenue, current portion........................................           345,869                403,421
                                                                              -----------------      -----------------
         Total current liabilities..........................................        12,691,020             11,859,748

Long-term debt, less current  portion.......................................        23,357,520             25,896,769
Deferred revenue, less current portion......................................         1,797,940              1,837,943
Deferred tax liability......................................................           152,764                152,764
                                                                              -----------------      -----------------
         Total liabilities..................................................        37,999,244             39,747,224
                                                                              -----------------      -----------------

Commitments and contingencies

Stockholders' Equity:
Preferred stock, Class C, no par value, 1,000,000 shares authorized,
   none issued..............................................................                --                     --
Common stock, no par value, 30,000,000 shares authorized, 7,473,689 shares and 7,463,990 shares issued at March 31, 2002 and December
   31, 2001, respectively...................................................            63,595                 63,498
Additional paid-in capital..................................................        58,030,310             57,986,546
Retained earnings...........................................................        17,802,963             17,175,234
Treasury stock (189,525 shares and 186,300 shares at March 31, 2002
   and December 31, 2001, respectively), at cost............................          (843,156)              (823,242)
                                                                              -----------------      -----------------
         Total stockholders' equity.........................................        75,053,712             74,402,036
                                                                              -----------------      -----------------
         Total liabilities and stockholders' equity.........................     $ 113,052,956          $ 114,149,260
                                                                              =================      =================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                     FOR THE THREE MONTHS ENDED
                                                                              ----------------------------------------
                                                                                   MARCH 31,               MARCH 31,
                                                                                     2002                    2001
                                                                              -----------------      -----------------
Revenue:
   Royalties................................................................     $   5,119,487          $   5,434,595
   Franchise fees...........................................................            20,000                150,000
   Developer fees...........................................................            60,033                 84,482
   Restaurant sales.........................................................         7,870,891              7,416,143
   Brand contribution.......................................................         1,883,027              1,729,018
   Other fees and revenue...................................................           292,385                533,308
                                                                              -----------------      -----------------
         Total revenue......................................................        15,245,823             15,347,546
                                                                              -----------------      -----------------

Expenses:
   Service costs:
      Royalties.............................................................         1,135,268              1,292,943
      Franchise fees........................................................            10,000                 60,000
                                                                              -----------------      -----------------
                                                                                     1,145,268              1,352,943
                                                                              -----------------      -----------------
   Restaurant operations:
      Cost of sales.........................................................         2,196,134              2,047,642
      Personnel and benefits................................................         3,169,311              3,183,299
      Operating expenses....................................................         1,766,899              1,588,337
                                                                              -----------------      -----------------
                                                                                     7,132,344              6,819,278
                                                                              -----------------      -----------------
   Equity loss on investments...............................................            30,220                 16,130
                                                                              -----------------      -----------------
   General and administrative...............................................         4,479,886              4,682,867
                                                                              -----------------      -----------------
   Depreciation and amortization............................................         1,083,294                998,304
                                                                              -----------------      -----------------
         Total expenses.....................................................        13,871,012             13,869,522
                                                                              -----------------      -----------------

         Income from operations.............................................         1,374,811              1,478,024

Other:
   Interest income..........................................................           217,443                263,182
   Interest expense.........................................................          (602,525)              (785,687)
                                                                              -----------------      -----------------

         Income before provision for income taxes...........................           989,729                955,519

Provision for income taxes..................................................           362,000                364,000
                                                                              -----------------      -----------------

Net Income..................................................................     $     627,729          $     591,519
                                                                              =================      =================

Earnings per share-basic....................................................     $        0.09          $        0.08
                                                                              =================      =================

Earnings per share-diluted..................................................     $        0.08          $        0.08
                                                                              =================      =================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                     COMMON STOCK
                                            -----------------------------
                                                                              ADDITIONAL                                 TOTAL
                                              NUMBER OF    STATED CAPITAL      PAID-IN       RETAINED     TREASURY    STOCKHOLDERS'
                                               SHARES          AMOUNT          CAPITAL       EARNINGS      STOCK         EQUITY
                                            -------------  --------------    ------------   ------------  --------    -------------
Balance, January 1, 2001.....................   7,443,342       $   63,291    $57,877,642   $ 14,686,095  $ (105,000)  $ 72,522,028
Issuance of common stock in connection
  with employee stock purchase plan..........      18,348              184         38,806             --          --         38,990
Issuance of  warrants........................          --               --         57,000             --          --         57,000
Treasury stock purchases (176,300 shares)....          --               --             --             --    (718,242)      (718,242)
Options exercised............................       2,300               23          6,877             --          --          6,900
Tax benefit from employee stock
  transactions...............................          --               --          6,221             --          --          6,221
Net income...................................          --               --             --      2,489,139          --      2,489,139
                                             ------------- ----------------  ------------   ------------  ----------   ------------
Balance, December 31, 2001...................   7,463,990           63,498     57,986,546     17,175,234    (823,242)    74,402,036
Issuance of common stock in connection
  with employee stock purchase plan..........       7,199               72         33,339             --          --         33,411
Treasury stock purchases (3,225 shares)......          --               --             --             --     (19,914)       (19,914)
Options exercised............................       2,500               25          8,725             --          --          8,750
Tax benefit from employee stock
  transactions...............................          --               --          1,700             --          --          1,700
Net income...................................          --               --             --        627,729          --        627,729
                                             ------------- ----------------  ------------   ------------  ----------   ------------
Balance, March 31, 2002......................   7,473,689       $   63,595    $58,030,310   $ 17,802,963  $ (843,156)  $ 75,053,712
                                             ============= ================  ============   ============  ==========   ============


PREFERRED STOCK

   Authorized 1,000,000 Class C shares, no par value; no shares outstanding at March 31, 2002, December 31, 2001, or January 1, 2001.

COMMON STOCK

   Authorized 30,000,000 shares, no par value; 7,473,689 shares issued at March 31, 2002, 7,463,990 shares issued at December 31, 2001, and 7,443,342 shares issued at January 1, 2001. Shares issued include 189,525, 186,300 and 10,000 shares in treasury at March 31, 2002, December 31, 2001, and January 1, 2001, respectively.

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                              --------------------------------------
                                                                                  MARCH 31,             MARCH 31,
                                                                                    2002                  2001
                                                                              ----------------      ----------------
Cash flows from operating activities:
   Net income...............................................................     $    627,729           $   591,519
   Adjustments to reconcile net income to cash provided by
      operating activities:
      Depreciation and amortization.........................................        1,083,294               998,304
      Provisions for uncollectible accounts and impairment of assets........          225,603               200,502
      Amortization of deferred revenue......................................         (103,805)             (239,912)
      Equity loss on investments............................................           30,220                16,130
      Changes in:
         Accounts receivable................................................         (605,666)             (186,511)
         Prepaid expenses and other assets..................................           72,373              (194,429)
         Accounts payable and accrued liabilities...........................          743,356             1,126,404
                                                                              -----------------     -----------------
            Net cash provided by operating activities.......................        2,073,104             2,312,007
                                                                              -----------------     -----------------

Cash flows from investing activities:
   Purchase of property, equipment and real estate available for sale.......         (674,937)           (1,445,002)
   Sale of property, equipment and real estate available for sale...........          814,403               995,077
   Acquisition of investments and intangible assets.........................          (47,534)           (1,791,762)
   Issuance of notes receivable.............................................           (8,130)              (57,547)
   Repayments of notes receivable...........................................           21,284             1,737,279
   Sale of investments and intangible assets................................               --                58,327
                                                                              -----------------     -----------------
            Net cash provided by (used in) investing activities.............          105,086              (503,628)
                                                                              -----------------     -----------------
Cash flows from financing activities:
   Sale of stock............................................................           43,861                16,620
   Acquisition of treasury stock............................................          (19,914)             (432,959)
   Repayment of debt........................................................       (2,433,192)           (1,636,426)
                                                                              ----------------      ----------------
            Net cash used in financing activities...........................       (2,409,245)           (2,052,765)
                                                                              ----------------      ----------------
Net decrease in cash and cash equivalents...................................         (231,055)             (244,386)
Cash and cash equivalents at beginning of period............................        2,567,904             1,163,839
                                                                              ----------------      ----------------
Cash and cash equivalents at end of period..................................     $  2,336,849           $   919,453
                                                                              ================      ================

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1. - BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. This information should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

RECLASSIFICATIONS

   Certain reclassifications have been made to the condensed consolidated financial statements at March 31, 2001, and for the period then ended, to correspond with the presentation used at March 31, 2002, and for the period then ended.


NOTE 2. - RESTAURANT OPERATIONS

   A summary of certain operating information for Company-owned restaurants is presented below for the three month periods ended March 31, 2002 and 2001 (dollars in thousands).

                                                                                                  AVAILABLE FOR SALE
                                                        LONG-TERM PORTFOLIO RESTAURANTS               RESTAURANTS
                                                   -------------------------------------------  ----------------------
                                                   SCHLOTZSKY'S(R) DELIS       MARKETPLACES      SCHLOTZSKY'S(R) DELIS
                                                   ---------------------  --------------------   ---------------------
THREE MONTHS ENDED MARCH 31, 2002
   Restaurant sales..............................     $          3,976       $          1,275       $           2,620
                                                   --------------------   --------------------   ---------------------

   Restaurant operations:
      Cost of sales..............................                1,073                    390                     733
      Personnel and benefits.....................                1,370                    613                   1,186
      Operating expenses.........................                  680                    294                     793
                                                   --------------------   --------------------   ---------------------
                                                                 3,123                  1,297                   2,712
                                                   --------------------   --------------------   ---------------------

   Operating income (loss) before depreciation
      and amortization...........................     $            853       $            (22)      $             (92)
                                                   ====================   ====================   =====================

THREE MONTHS ENDED MARCH 31, 2001
   Restaurant sales..............................     $          3,530       $          1,364       $           2,522
                                                   --------------------   --------------------   ---------------------

   Restaurant operations:

      Cost of sales..............................                  918                    407                     723
      Personnel and benefits.....................                1,304                    656                   1,223
      Operating expenses.........................                  563                    299                     726
                                                   --------------------   --------------------   ---------------------
                                                                 2,785                  1,362                   2,672
                                                   --------------------   --------------------   ---------------------
   Operating income (loss) before depreciation
      and amortization...........................     $            745       $              2       $            (150)
                                                   ====================   ====================   =====================

NOTE 3. - SEGMENTS

   The Company and its subsidiaries are principally engaged in franchising and operating fast casual upscale restaurants that feature made-to-order sandwiches with unique sourdough buns, pizzas and salads. At March 31, 2002, the Schlotzsky's(R) Deli system included 672 Company-owned and franchised restaurants in 38 states, the District of Columbia and eight foreign countries. The Company operated 33 restaurants as of March 31, 2002.

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

   The Company identifies segments based on management responsibility within the corporate structure. The Restaurant Operations segment includes restaurants operated for the purposes of market leadership and redevelopment of certain markets, demonstrating profit potential and key operating metrics, operational leadership of the franchise system, product development, concept refinement, product and process testing, training and building brand awareness and restaurants available for sale. The Franchise Operations segment encompasses the franchising of restaurants, assisting franchisees in the development of restaurants, providing franchisee training and operating the national training center, communicating with franchisees, conducting regional and national franchisee meetings, developing and monitoring supplier and distributor relationships, planning and coordinating advertising and marketing programs, and the licensing of brand products for sale to the franchise system and retailers. The Company measures segment profit as operating income, which is defined as income before interest and income taxes. Segment information and a reconciliation to income before interest and income taxes are as follows (dollars in thousands):

                                                  RESTAURANT     FRANCHISE
THREE MONTHS ENDED MARCH 31, 2002                 OPERATIONS     OPERATIONS     CONSOLIDATED
---------------------------------                ------------   ------------   -------------
Revenue from external customers................. $      7,871   $      7,375   $      15,246
Depreciation and amortization...................          505            578           1,083
Operating income................................          234          1,141           1,375

Total assets.................................... $     36,202   $     76,851   $     113,053

                                                   RESTAURANT    FRANCHISE
THREE MONTHS ENDED MARCH 31, 2001                  OPERATIONS    OPERATIONS     CONSOLIDATED
---------------------------------                 ------------  ------------   --------------
Revenue from external customers................. $      7,416   $      7,932   $      15,348
Depreciation and amortization...................          453            545             998
Operating income................................          144          1,334           1,478

Total assets.................................... $     34,396   $     77,144   $     111,540

   Of the Restaurant Operations depreciation and amortization for the three months ended March 31, 2002, $360,000 was allocated to the long-term portfolio of restaurants ($148,000 for Marketplaces and $212,000 for Schlotzsky's(R) Delis) and $145,000 to restaurants available for sale. For the three months ended March 31, 2001, $304,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($143,000 for Marketplaces and $161,000 for Schlotzsky's(R) Delis) and $149,000 to restaurants available for sale.

NOTE 4. - DEBT

   The Company's debt structure as of March 31, 2002, and December 31, 2001, is as follows (dollars in thousands):

                                                                        MARCH 31,     DECEMBER 31,
                                                                           2002           2001
                                                                      -------------  --------------
                                                                        (UNAUDITED)
Short-term debt:
   Interim financing for real estate development....................  $         676   $        681
                                                                      --------------  -------------

Long-term debt:
   Term note........................................................  $       8,313   $     10,267
   Mortgages on Company-owned restaurants and equipment.............         12,963         13,195
   Other obligations................................................          5,045          5,219
   Capital leases...................................................          2,947          3,015
                                                                      --------------  -------------
                                                                             29,268         31,696

   Less current maturities of long-term debt........................         (5,910)        (5,799)
                                                                      --------------  -------------
   Long-term debt...................................................  $      23,358   $     25,897
                                                                      ==============  =============

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

NOTE 5. - RELATED PARTY RECEIVABLES

   As of March 31, 2002, and December 31, 2001, receivables from related parties were as follows (dollars in thousands):

                                                                    MARCH 31,        DECEMBER 31,
                                                                      2002              2001
                                                                 ---------------  ---------------
                                                                   (UNAUDITED)
Included in accounts receivable - other.........................   $       647      $        542
Included in notes receivable....................................         5,119             5,160
                                                                 ---------------  ---------------
                                                                   $     5,766      $      5,702
                                                                 ===============  ===============

NOTE 6. - EARNINGS PER SHARE

   Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

                                                                    FOR THE THREE MONTHS ENDED
                                                                ---------------------------------
                                                                    MARCH 31,        MARCH 31,
                                                                      2002             2001
                                                                ----------------  ---------------
        BASIC EARNINGS PER SHARE
          Net income.........................................      $         628     $        592
                                                                ================  ===============

          Weighted average common shares outstanding.........              7,285            7,370
                                                                ================  ===============

          Basic earnings per share...........................      $        0.09     $       0.08
                                                                ================  ===============

        DILUTED EARNINGS PER SHARE
          Net income.........................................      $         628     $        592
                                                                ================  ===============

          Weighted average common shares outstanding.........              7,285            7,370

          Dilutive stock options and warrants................                198               67
                                                                ----------------  ---------------

          Weighted average common shares outstanding -
            assuming dilution................................              7,483            7,437
                                                                ================  ===============

          Diluted earnings per share.........................      $        0.08     $       0.08
                                                                ================  ===============
          Outstanding options and warrants that were not
           included in the diluted calculation because their
           effect would be anti-dilutive.....................                639              954
                                                                ================  ===============

NOTE 7. - ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) Nos. 141, 142 and 144, concerning accounting for business combinations, amortization of certain acquired intangible assets, and the impairment or

                       SCHLOTZSKY'S, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                                   (UNAUDITED)

disposal of long-lived assets, respectively. The Company adopted these statements as of January 1, 2002. There was no cumulative impact of these changes in accounting. The adoption of SFAS No. 142 had the effect of decreasing amortization expense and increasing income before provision for income taxes for the quarter ended March 31, 2002 by approximately $63,000, and increasing net income and basic earnings per share by approximately $38,000 and $0.01, respectively.

   Intangible assets consist of the following (dollars in thousands):

                                                                          MARCH 31,2002                   DECEMBER 31,2001
                                                                 -------------------------------  --------------------------------
                                                                           (UNAUDITED)
                                                  AMORTIZATION
                                                     PERIOD          GROSS          ACCUMULATED        GROSS         ACCUMULATED
                                                     (YEARS)         VALUE         AMORTIZATION        VALUE        AMORTIZATION
                                                  -------------   -----------      ------------    -------------    ------------
  Intangible assets subject to amortization:
    Royalty value.................................      20        $     2,474      $        687    $       2,474    $        661
    Developer and franchise rights acquired.......   20 to 40          35,924             2,043           35,924           1,866
    Debt issue costs..............................       5                 53                 5               10               5
    Other intangible assets.......................       5                527               320              523             311
                                                                  -----------      ------------    -------------    ------------
                                                                       38,978             3,055           38,931           2,843
                                                                  ===========      ============    =============    ============

  Intangible assets not subject to amortization:
     Original franchise and royalty rights.........
                                                                        5,689             1,860            5,689           1,860
     Goodwill......................................                     3,563               362            3,563             362
                                                                  -----------      ------------    -------------    ------------
                                                                        9,252             2,222            9,252           2,222
                                                                  ===========      ============    =============    ============

  Total intangible assets..........................               $    48,230      $      5,277    $      48,183    $      5,065
                                                                  ===========      ============    =============    ============

   Amortization of intangible assets totaled approximately $212,000 and $285,000 for the three months ended March 31, 2002, and 2001, respectively. Estimated amortization expense for intangible assets with determinable lives is as follows (dollars in thousands):

          Remainder of 2002...................................   $    694
          2003................................................        899
          2004................................................        848
          2005................................................        843
          2006................................................        842
                                                                 --------
                                                                 $  4,126
                                                                 ========

   The following table provides a reconciliation of reported net income for the first quarter of 2001 adjusted as though SFAS No. 142 had been effective (in thousands, except per share data):

                                                                    FOR THE THREE MONTHS ENDED
                                                                          MARCH 31, 2001
                                                                            (UNAUDITED)
                                                             ----------------------------------------
                                                                AMOUNT      BASIC EPS    DILUTED EPS
                                                             ------------  -----------  -------------
       Reported net income                                    $      592   $      0.08  $        0.08
       Add back amortization expense (net of tax)...........          38          0.01             --
                                                              -----------  ------------ -------------
         Adjusted net income................................  $      630   $      0.09  $        0.08
                                                              ===========  ============ =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

OVERVIEW

   The following table reflects the changes in the Schlotzsky's(R) Deli system for the three months ended March 31, 2002 and 2001. Systemwide data reflects both franchised and Company-owned restaurants. Percentage changes in sales-related data are based on comparison to the same period in the previous fiscal year.

                                                              THREE MONTHS ENDED
                                                    --------------------------------------
                                                         MARCH 31,          MARCH 31,
                                                           2002                2001
                                                    ------------------- ------------------
      Restaurants Open - Beginning of Period                     674                711
                                                    ------------------- ------------------
      Openings During Period -
        New                                                        2                  7
        Reopenings                                                 4                  8
                                                    ------------------- ------------------
          Total Openings                                           6                 15
      Closings During Period                                      (8)               (15)
                                                    ------------------- ------------------
      Restaurants Open - End of Period                           672                711
                                                    =================== ==================

      Systemwide Sales                                 $ 100,201,000       $107,170,000
      Increase (decrease) in Systemwide Sales                   (6.5%)              2.8%
      Increase (decrease) in Same Store Sales                   (5.4%)              2.6%
      Average Weekly Sales                             $      11,485       $     11,611
      Increase (decrease) in Average Weekly Sales               (1.1%)              6.0%

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

   REVENUE. Total revenue decreased 0.7% to $15,246,000 from $15,348,000.

   ROYALTIES decreased 5.8% to $5,119,000 from $5,435,000. The decrease was due to a decreased number of franchised restaurants in 2002 compared to 2001, an increased percentage of systemwide sales generated by Company-owned restaurants, which do not pay royalties, and a decrease in same store sales of 5.4%, partially offset by a continuing shift in restaurant mix towards larger, higher volume units.

   FRANCHISE FEES decreased 86.7% to $20,000 from $150,000. The decrease was principally the result of fewer openings of franchised restaurants during the three month period ended March 31, 2002 as compared to the same period in the prior year. The fewer number of openings was principally the result of the termination of the Turnkey program during 2000, as well as the Company's increased emphasis on superior site selection for new restaurants and on more highly qualified franchisees.

   DEVELOPER FEES decreased 28.6% to $60,000 from $84,000. The decrease is primarily attributed to the expiration of amortization on certain agreements.

   RESTAURANT SALES increased 6.1% to $7,871,000 from $7,416,000. The increase was primarily due to an increase in the average number of restaurants operated by the Company in the first quarter of 2002, compared to the first quarter of 2001, partially offset by a 7.0% decrease in same store sales. As of March 31, 2002, there were 33 Company-owned restaurants, compared to 30 at March 31, 2001, of which 18 and 17, respectively, were available for sale.

   SCHLOTZSKY'S(R) DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 8.9% to $1,883,000 from $1,729,000. The increase was primarily due to more favorable terms with certain major suppliers and an increase in sales through retail channels, partially offset by the effect of the decrease in systemwide sales for the quarter.

   OTHER FEES AND REVENUE decreased 45.2% to $292,000 from $533,000. The decrease was due to reduced vendor contributions to conventions and franchisee meetings, a decrease in expired franchise fees and transfer fees, and a gain of approximately $35,000 on the sale of a restaurant available for sale recorded in the prior year quarter.

   OPERATING EXPENSES. SERVICE COSTS decreased 15.4% to $1,145,000 from $1,353,000, and as a percentage of royalties and franchise fees declined to 22.3% from 24.2%. This decrease is due to the Company's reacquisition of certain area developer territory rights during 2001, as well as a decrease in royalty and franchise fee revenue.

   RESTAURANT OPERATIONS EXPENSES increased 4.6% to $7,132,000 from $6,819,000. This increase was primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES increased 7.2% to $2,196,000 from $2,048,000 and increased as a percentage of net restaurant sales to 27.9% from 27.6%. RESTAURANT PERSONNEL AND BENEFITS COST decreased 0.4% to $3,169,000 from $3,183,000 and decreased as a percentage of net restaurant sales to 40.3% from 42.9%. The decrease, as a percentage of net restaurant sales, was due to improved labor scheduling. RESTAURANT OPERATING EXPENSES increased 11.3% to $1,767,000 from $1,588,000 and increased as a percentage of net restaurant sales to 22.4% from 21.4%. The increase in operating costs, as a percentage of net restaurant sales, was due to higher voluntary contributions to the Austin advertising cooperative as well as increased facility costs. The use of some Company-owned restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance.

   EQUITY LOSS ON INVESTMENTS increased 87.5% to a loss of $30,000 from a loss of $16,000. The equity investment represents the Company's 50% interest in a limited liability company that operates a Schlotzsky's(R) Deli restaurant which opened in 2000.

   GENERAL AND ADMINISTRATIVE EXPENSES decreased 4.3% to $4,480,000 from $4,683,000, and decreased to 29.4% from 30.5% as a percentage of total revenue. The decrease from the prior year quarter was due to reduced convention and franchisee meeting expenses, reduced property taxes and reduced salaries and benefits, partially offset by increases in the provision for uncollectible accounts, repairs and maintenance, professional fees, advertising and marketing, start-up fees for a technology help desk, and charitable contributions.

   DEPRECIATION AND AMORTIZATION increased 8.5% to $1,083,000 from $998,000. The increase was primarily due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company-owned and operating restaurants during the quarter, partially offset by a reduction of approximately $63,000 in intangible asset amortization expense related to the adoption of SFAS No. 142.

   INTEREST INCOME decreased 17.5% to $217,000 from $263,000. The decrease was due to the decrease in the amount of outstanding notes receivable and the nonrecognition of interest income on certain underperforming notes receivable, partially offset by the cash receipt of $77,000 in interest on a nonaccruing note receivable.

   INTEREST EXPENSE decreased 23.3% to $603,000 from $786,000 due to reduced debt levels, interest capitalized on Company-owned restaurants under construction and lower average interest rates.

   PROVISION FOR INCOME TAXES reflected a combined federal and state effective tax rate of 36.6% for the first quarter of 2002, which was lower than the effective combined tax rate of 38.1% for the comparable period in 2001.

   NET INCOME increased to $628,000 from $592,000 and increased as a percentage of total revenue to 4.1% from 3.9% due to the factors discussed above. Diluted earnings per share were $0.08 for each of the two quarters ended March 31, 2002 and 2001.

SUPPLEMENTAL RESTAURANT OPERATIONS INFORMATION - PERFORMANCE OF LONG-TERM PORTFOLIO DELI RESTAURANTS

   The following table is presented for the Schlotzsky's(R) Delis in the Company's long-term portfolio for the quarter ended March 31, 2002. As of March 31, 2002, this restaurant group included nine restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia. This group includes eleven freestanding restaurants (ten recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant. In accordance with the Company's internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report. Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the twelve Schlotzsky's(R) Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

                                                      THREE MONTHS
                                                         ENDED              PERCENTAGE          BEST               WORST
                                                     MARCH 31, 2002          OF GROSS        PERCENTAGE         PERCENTAGE
                                                     (IN THOUSANDS)           SALES          PERFORMANCE        PERFORMANCE
                                                  --------------------    -------------    ----------------   ----------------
 Gross sales....................................    $           4,184           100.0%
 Less-discounts.................................                  208             5.0%                4.3%               5.9%
                                                  --------------------    -------------
   Net sales....................................                3,976            95.0%

 Cost of sales..................................                1,073            25.6%               24.8%              26.3%

 Personnel and benefits:
   Crew costs...................................                  945            22.6%               21.3%              25.6%
   Management costs.............................                  425            10.2%                6.6%              15.8%

 Operating expenses:
   Advertising..................................                  253             6.0%                4.1%               6.9%
   Controllable expenses........................                  252             6.0%                4.2%               8.8%
                                                  --------------------    -------------
      Operating income before facility costs
      and depreciation and amortization.........                1,028            24.6%               30.2%*             14.1%*

   Facility costs...............................                  175             4.2%                0.5%               8.4%
                                                   -------------------    -------------
      Operating income before depreciation and
      amortization..............................    $             853            20.4%
                                                   ===================    =============

----------
* Represents the actual best and worst percentage performance for a restaurant in the group. The best and worst performance on a composite basis would be 34.2% and 2.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents decreased $231,000 in the three months ended March 31, 2002, and decreased $244,000 in the three months ended March 31, 2001. Cash flows are impacted by operating, investing and financing activities.

   Operating activities provided $2,073,000 of cash in 2002 and $2,312,000 of cash in 2001. The decrease in cash provided in 2002 compared to 2001 was the net result of an increased use of cash for certain working capital accounts, partially offset by increased depreciation and amortization and a decrease in the amount of deferred revenue amortized.

   Investing activities provided $105,000 of cash in 2002 and used $504,000 of cash in 2001. The increase in cash provided in 2002 compared to 2001 was the net result of a decrease in expenditures for intangible assets and new Company-owned restaurants, partially offset by decreased proceeds from the sale of real estate available for sale and reduced collections of notes receivable.

   Financing activities used $2,409,000 and $2,053,000 of cash in 2002 and 2001, respectively. The increase in cash used in 2002 compared to 2001 is primarily the net result of increased repayments of debt, partially offset by reduced treasury stock purchases.

   The Company's Credit Agreement, as amended, with a group of banks prohibits the payment of dividends and imposes a number of restrictions on the Company, including limitations on additional borrowings, capital expenditures, contingent liabilities and stock repurchases. The Credit Agreement requires the Company to maintain certain financial ratios, working capital and net worth. Certain mortgage debt of the Company also contains restrictive covenants. While the Company is currently in compliance with or has obtained waiver of such covenants, any failure to do so in the future could have material adverse consequences to the Company.

   The Company's scheduled maturities of debt, through March 31, 2003, approximate $6,586,000 (including short-term debt). In addition, the Company's Credit Agreement requires the application to the term note of 75% of the net cash proceeds from the sale or refinancing of certain real estate and restaurants available for sale.

   The Company guarantees certain loans, leases and other obligations of franchisees and others. At March 31, 2002, these contingent liabilities totaled approximately $29,753,000. The following tables present certain of the Company's obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of March 31, 2002.

                                                                 PAYMENTS DUE BY PERIOD
                                   ---------------------------------------------------------------------------------
                                                        LESS THAN 1
  CONTRACTUAL OBLIGATIONS              TOTAL                YEAR       1-3 YEARS      4-5 YEARS      AFTER 5 YEARS
                                   ---------------------------------------------------------------------------------
  Short-term Debt................   $    675,959        $   675,959  $        --    $        --      $         --
  Long-term Debt.................     29,267,631          5,910,111    12,392,260     3,127,375         7,837,885
  Operating Leases...............     19,267,287          2,088,939     5,492,986     2,590,163         9,095,199

                                                                AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                       TOTAL        ----------------------------------------------------------------
                                      AMOUNTS           LESS THAN 1
  OTHER COMMERCIAL COMMITMENTS       COMMITTED              YEAR      1-3 YEARS      4-5 YEARS       OVER 5 YEARS
                                   ---------------------------------------------------------------------------------
  Guarantees......................  $ 29,752,930        $ 4,203,900  $  7,384,409   $ 1,405,438      $ 16,759,183

   The Company plans to develop additional Company-owned restaurants. One restaurant is under construction in the Austin area, which is expected to open later in 2002. The Company has received a lending commitment for this restaurant. The Company has also acquired the building sites for two additional restaurants in the Austin area, which the Company intends to be opened by limited liability companies in which the Company will have an equity interest. Sites for additional restaurants in Texas are under consideration.

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

   The Company's Credit Agreement does not currently provide for the addition of the promissory note associated with the exercise of the option discussed above. The Company is negotiating with its bank group to provide credit facilities that would accommodate such option exercise and continued growth in the number of Company-owned restaurants. The Company is also investigating alternative credit facilities to achieve these goals.

   The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock. In 1998, 10,000 shares were repurchased for $105,000. Since December 31, 2000, through March 31, 2002, the Company has repurchased an additional 179,525 shares at a total cost of approximately $738,000.

FORWARD-LOOKING STATEMENTS

   This report contains statements that are not historical information and are considered "forward-looking statements," as defined under the federal securities laws. Forward-looking statements reflect the Company's expectations based on current information. Forward-looking statements include those regarding the business plans and prospects of the Company. The Company undertakes no obligation to update any forward-looking statements. Shareholders and prospective investors are cautioned that actual future results may be materially different because of various risks and uncertainties, including but not limited to the following: the Company's ability to obtain credit facilities to accommodate reacquisition of rights from area developers and the development of new Company-owned restaurants; new restaurant development; the results of pending or threatened legal proceedings; the disposition of restaurants available for sale; and factors identified in the Company's Form 10-K under the heading "Risk Factors."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the interest rates charged on certain underlying obligations are variable.

   At March 31, 2002, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $83,100 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at March 31, 2002.

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

   None.

ITEM 5.       OTHER INFORMATION

   None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

       10.33 First Amendment to Employment Agreement between the Company and John C. Wooley.

       10.34 First Amendment to Employment Agreement between the Company and Jeffrey J. Wooley.

       10.35 Second Amendment to Employment Agreement between the Company and John C. Wooley.

       10.36 Second Amendment to Employment Agreement between the Company and Jeffrey J. Wooley.

   (b) Current Reports on Form 8-K:

       None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SCHLOTZSKY'S, INC.

                                  By: /s/
                                      -------------------------------------

                                      John C. Wooley
                                      Chairman of the Board,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                  By: /s/
                                      -------------------------------------

                                      Richard H. Valade
                                      Executive Vice President,
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer)

                                  By: /s/
                                      -------------------------------------

                                      Matthew D. Osburn
                                      Controller and Assistant Treasurer
                                      (Principal Accounting Officer)

Austin, Texas
May 15, 2002