Form 10-Q
period 2002-06-30
SCHLOTZSKYS INC
filed 2002-08-14
CIK 1002178

Use these links to rapidly review the document
Index to Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

Commission File Number: 0-27008

Schlotzsky's, Inc.
(Exact name of registrant as specified in its charter)

Texas (State or other Jurisdiction of incorporation or organization)	74-2654208 (IRS Employer Identification No.)

203 Colorado Street, Austin, Texas 78701
(Address of principal executive offices)

(512) 236-3600
(Registrant's telephone number)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 9, 2002
Common Stock, no par value	7,306,586

SCHLOTZSKY'S, INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$981,735	$2,567,904
Accounts receivable, net:
Royalties	786,779	579,503
Brands	1,516,207	1,214,936
Other	1,957,583	1,588,853
Refundable income taxes	362,830	1,609,795
Prepaids, inventories and other assets	1,211,950	1,349,444
Real estate available for sale	5,533,555	6,347,726
Deferred tax asset	1,888,074	1,888,074
Current portion of notes receivable	446,968	533,077

Total current assets	14,685,681	17,679,312
Property, equipment and leasehold improvements, net	40,285,436	39,348,025
Notes receivable, net, less current portion	11,900,236	11,863,393
Investments	1,615,344	1,693,639
Intangible assets, net	43,333,902	43,118,101
Other noncurrent assets	1,047,737	446,790

Total assets	$112,868,336	$114,149,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$926,454	$681,011
Current maturities of long-term debt	6,065,058	5,799,003
Accounts payable	1,568,720	1,429,762
Accrued liabilities	3,506,935	3,546,551
Deferred revenue, current portion	348,553	403,421

Total current liabilities	12,415,720	11,859,748
Long-term debt, less current portion	22,975,268	25,896,769
Deferred revenue, less current portion	1,740,844	1,837,943
Deferred tax liability	152,764	152,764

Total liabilities	37,284,596	39,747,224

Commitments and contingencies
Stockholders' Equity:
Preferred stock, Class C, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized, 7,483,189 shares and 7,463,990 shares issued at June 30, 2002 and December 31, 2001, respectively	63,750	63,498
Additional paid-in capital	58,071,485	57,986,546
Retained earnings	18,291,661	17,175,234
Treasury stock (189,525 shares and 186,300 shares at June 30, 2002 and December 31, 2001, respectively), at cost	(843,156)	(823,242)

Total stockholders' equity	75,583,740	74,402,036

Total liabilities and stockholders' equity	$112,868,336	$114,149,260

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenue:
Royalties	$5,264,312	$5,733,405	$10,383,799	$11,168,001
Franchise fees	42,000	35,000	62,000	185,000
Developer fees	60,034	85,566	120,067	170,048
Restaurant sales	8,269,362	7,648,059	16,140,254	15,064,202
Brand contribution	1,991,130	1,967,129	3,874,157	3,696,146
Other fees and revenue	276,294	594,595	568,679	1,127,529

Total revenue	15,903,132	16,063,754	31,148,956	31,410,926

Expenses:
Service costs:
Royalties	1,106,100	1,191,288	2,241,368	2,484,231
Franchise fees	15,955	17,500	25,955	77,500

	1,122,055	1,208,788	2,267,323	2,561,731

Restaurant operations:
Cost of sales	2,311,986	2,146,036	4,508,120	4,193,678
Personnel and benefits	3,292,578	3,163,864	6,461,889	6,347,163
Operating expenses	1,869,095	1,765,119	3,635,994	3,353,455

	7,473,659	7,075,019	14,606,003	13,894,296

Equity loss on investments	48,074	38,696	78,294	54,452

General and administrative	4,835,390	5,006,884	9,315,277	9,689,753

Depreciation and amortization	1,086,438	1,039,465	2,169,731	2,037,768

Total expenses	14,565,616	14,368,852	28,436,628	28,238,000

Income from operations	1,337,516	1,694,902	2,712,328	3,172,926
Other:
Interest income	94,618	267,084	312,061	530,266
Interest expense	(655,436)	(707,048)	(1,257,962)	(1,492,735)

Income before provision for income taxes	776,698	1,254,938	1,766,427	2,210,457
Provision for income taxes	288,000	504,000	650,000	868,000

Net income	$488,698	$750,938	$1,116,427	$1,342,457

Earnings per share-basic	$0.07	$0.10	$0.15	$0.18

Earnings per share-diluted	$0.07	$0.10	$0.15	$0.18

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of Shares	Stated Capital Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance, January 1, 2001	7,443,342	$63,291	$57,877,642	$14,686,095	$(105,000)	$72,522,028
Issuance of common stock in connection with employee stock purchase plan	18,348	184	38,806	—	—	38,990
Issuance of warrants	—	—	57,000	—	—	57,000
Treasury stock purchases (176,300 shares)	—	—	—	—	(718,242)	(718,242)
Options exercised	2,300	23	6,877	—	—	6,900
Tax benefit from employee stock transactions	—	—	6,221	—	—	6,221
Net income	—	—	—	2,489,139	—	2,489,139

Balance, December 31, 2001	7,463,990	63,498	57,986,546	17,175,234	(823,242)	74,402,036
Issuance of common stock in connection with employee stock purchase plan	7,199	72	33,339	—	—	33,411
Treasury stock purchases (3,225 shares)	—	—	—	—	(19,914)	(19,914)
Options exercised	12,000	180	46,748	—	—	46,928
Tax benefit from employee stock transactions	—	—	4,852	—	—	4,852
Net income	—	—	—	1,116,427	—	1,116,427

Balance, June 30, 2002	7,483,189	$63,750	$58,071,485	$18,291,661	$(843,156)	$75,583,740

PREFERRED STOCK

        Authorized 1,000,000 Class C shares, no par value; no shares outstanding at June 30, 2002, December 31, 2001, or January 1, 2001.

COMMON STOCK

        Authorized 30,000,000 shares, no par value; 7,483,189 shares issued at June 30, 2002, 7,463,990 shares issued at December 31, 2001, and 7,443,342 shares issued at January 1, 2001. Shares issued include 189,525, 186,300 and 10,000 shares in treasury at June 30, 2002, December 31, 2001, and January 1, 2001, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30, 2002	June 30, 2001
Cash flows from operating activities:
Net income	$1,116,427	$1,342,457
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,169,731	2,037,768
Provisions for uncollectible accounts and impairment of assets	425,779	784,857
Amortization of deferred revenue	(158,217)	(427,548)
Equity loss on investments	78,294	54,452
Changes in:
Accounts receivable	129,515	498,963
Prepaid expenses and other assets	(415,847)	85,161
Accounts payable and accrued liabilities	179,357	867,664

Net cash provided by operating activities	3,525,039	5,243,774

Cash flows from investing activities:
Purchase of property, equipment and real estate available for sale	(1,356,779)	(4,519,826)
Sale of property, equipment and real estate available for sale	814,403	1,495,973
Acquisition of investments and intangible assets	(732,257)	(1,937,308)
Issuance of notes receivable	(16,260)	(703,749)
Repayments of notes receivable	42,912	4,663,363
Sale of investments and intangible assets	—	64,608

Net cash used in investing activities	(1,247,981)	(936,939)

Cash flows from financing activities:
Sale of stock	85,191	16,620
Issuance of warrants	—	57,000
Acquisition of treasury stock	(19,914)	(642,625)
Proceeds from issuance of debt	—	833,917
Repayment of debt	(3,928,504)	(3,769,204)

Net cash used in financing activities	(3,863,227)	(3,504,292)

Net increase (decrease) in cash and cash equivalents	(1,586,169)	802,543
Cash and cash equivalents at beginning of period	2,567,904	1,163,839

Cash and cash equivalents at end of period	$981,735	$1,966,382

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. This information should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications

        Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended June 30, 2001, to correspond with the presentation used at June 30, 2002, and for the periods then ended.

Note 2.—Restaurant Operations

        A summary of certain operating information for Company-owned restaurants is presented below for the three and six month periods ended June 30, 2002 and 2001 (dollars in thousands).

	Long-term Portfolio Restaurants		Available for Sale Restaurants
	Schlotzsky's® Delis
		Marketplaces	Schlotzsky's® Delis
Three months ended June 30, 2002
Restaurant sales	$4,031	$1,317	$2,921

Restaurant operations:
Cost of sales	1,101	400	812
Personnel and benefits	1,384	630	1,278
Operating expenses	685	320	864

	3,170	1,350	2,954

Operating income (loss) before depreciation and amortization	$861	$(33)	$(33)

Three months ended June 30, 2001
Restaurant sales	$3,610	$1,384	$2,654

Restaurant operations:
Cost of sales	967	416	763
Personnel and benefits	1,295	654	1,215
Operating expenses	606	344	815

	2,868	1,414	2,793

Operating income (loss) before depreciation and amortization	$742	$(30)	$(139)

	Long-term Portfolio Restaurants		Available for Sale Restaurants
	Schlotzsky's® Delis
		Marketplaces	Schlotzsky's® Delis
Six months ended June 30, 2002
Restaurant sales	$8,007	$2,592	$5,541

Restaurant operations:
Cost of sales	2,174	790	1,544
Personnel and benefits	2,754	1,244	2,464
Operating expenses	1,364	614	1,658

	6,292	2,648	5,666

Operating income (loss) before depreciation and amortization	$1,715	$(56)	$(125)

Six months ended June 30, 2001
Restaurant sales	$7,141	$2,747	$5,176

Restaurant operations:
Cost of sales	1,884	823	1,487
Personnel and benefits	2,599	1,310	2,438
Operating expenses	1,169	643	1,541

	5,652	2,776	5,466

Operating income (loss) before depreciation and amortization	$1,489	$(29)	$(290)

        As of June 30, 2002, the net book value of property and equipment and intangible assets related to each of the above categories was as follows (dollars in thousands):

June 30, 2002 (Unaudited)
Long-term Portfolio Restaurants
Schlotzsky's® Delis	$15,630
Marketplaces	7,543
Available for Sale Restaurants	11,844

$35,017

Note 3.—Segments

        The Company and its subsidiaries are principally engaged in franchising and operating fast casual restaurants that feature upscale made-to-order sandwiches with unique sourdough buns, pizzas and salads. At June 30, 2002, the Schlotzsky's® Deli system included 671 Company-owned and franchised restaurants in 38 states, the District of Columbia and nine foreign countries. The Company operated 35 restaurants as of June 30, 2002.

        The Company identifies segments based on management responsibility within the corporate structure. The Restaurant Operations segment includes restaurants operated for the purposes of market leadership and redevelopment of certain markets, demonstrating profit potential and key operating metrics, operational leadership of the franchise system, product development, concept refinement, product and process testing, and training and building brand awareness. The Restaurant Operations segment also includes restaurants developed for or acquired from franchisees which are available for sale to franchisees. The Franchise Operations segment encompasses the franchising of restaurants, assisting franchisees in the development of restaurants, providing franchisee training and operating the national training center, communicating with franchisees, conducting regional and national franchisee meetings, developing and monitoring supplier and distributor relationships, planning and coordinating advertising and marketing programs, and the licensing of brand products for sale to the franchise system and retailers. The Company measures segment profit as operating income, which is defined as income before interest and income taxes. Segment information and a reconciliation to income before interest and income taxes are as follows (dollars in thousands):

Three months ended June 30, 2002	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$8,269	$7,634	$15,903
Depreciation and amortization	531	555	1,086
Operating income	264	1,074	1,338
Total assets	$37,292	$75,576	$112,868
Three months ended June 30, 2001	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$7,648	$8,416	$16,064
Depreciation and amortization	450	589	1,039
Operating income	123	1,572	1,695
Total assets	$34,789	$77,547	$112,336

        Of the Restaurant Operations depreciation and amortization for the three months ended June 30, 2002, $359,000 was allocated to the long-term portfolio of restaurants ($149,000 for Marketplaces and $210,000 for Schlotzsky's® Delis) and $172,000 to restaurants available for sale. For the three months ended June 30, 2001, $309,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($146,000 for Marketplaces and $163,000 for Schlotzsky's® Delis) and $141,000 to restaurants available for sale.

Six months ended June 30, 2002	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$16,140	$15,009	$31,149
Depreciation and amortization	1,036	1,134	2,170
Operating income	498	2,214	2,712
Total assets	$37,292	$75,576	$112,868
Six months ended June 30, 2001	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$15,064	$16,347	$31,411
Depreciation and amortization	902	1,136	2,038
Operating income	268	2,905	3,173
Total assets	$34,789	$77,547	$112,336

        Of the Restaurant Operations depreciation and amortization for the six months ended June 30, 2002, $720,000 was allocated to the long-term portfolio of restaurants ($297,000 for Marketplaces and $423,000 for Schlotzsky's® Delis) and $316,000 to restaurants available for sale. For the six months ended June 30, 2001, $612,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($289,000 for Marketplaces and $323,000 for Schlotzsky's® Delis) and $290,000 to restaurants available for sale.

        All general and administrative expenses are included in Franchise Operations for the periods presented.

Note 4.—Debt

        The Company's debt structure as of June 30, 2002, and December 31, 2001, is as follows (dollars in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Short-term debt:
Interim financing for real estate development	$674	$681
Notes payable to officer under employment agreement	252	—

	$926	$681

Long-term debt:
Term note under bank group Credit Agreement	$7,313	$10,267
Mortgages on Company-owned restaurants and equipment	14,002	13,195
Other obligations	4,859	5,219
Capital leases	2,866	3,015

	29,040	31,696
Less current maturities of long-term debt	(6,065)	(5,799)

Long-term debt	$22,975	$25,897

        As of June 30, 2002, the Company had received commitments for real estate mortgage-secured bank financings of up to approximately $10.0 million. The financings under these commitments closed on August 13, 2002. The proceeds from these financings were used to retire approximately $900,000 of existing mortgage debt on certain properties, repay the entire amount then outstanding under the Company's bank group Credit Agreement (approximately $6.4 million) and provide working capital. The new mortgage debt is as follows (dollars in thousands):

Mortgage notes payable to a bank; interest at 7.5%; monthly payments of principal and interest based on a 20 year amortization through August 2007; secured by three operating Company-owned restaurants	$2,350
Mortgage note payable to a bank; interest at prime; monthly payments of principal and interest based on a 15 year amortization through August 2005; secured by three operating Company-owned restaurants	2,700
Mortgage note payable to a bank; interest at prime; six months interest only then monthly principal and interest payments based on a 10 year amortization through August 2005; secured by real estate and real estate available for sale	4,422

$9,472

        On a pro-forma basis, assuming this refinancing had occurred as of June 30, 2002, the current portion of long-term debt as of June 30, 2002 would have been $2,226,511 instead of the reported amount of $6,065,058.

Note 5.—Related Party Receivables

        As of June 30, 2002, and December 31, 2001, receivables from related parties were as follows (dollars in thousands):

	June 30, 2002	December 31, 2001
	(Unaudited)
Included in accounts receivable—other	$894	$542
Included in other noncurrent assets (advances to officers during second quarter under employment agreements)	527	—
Included in notes receivable	5,136	5,160

Total related party receivables	$6,557	$5,702

Note 6.—Earnings Per Share

        Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Basic earnings per share
Net income	$489	$751	$1,116	$1,342

Weighted average common shares outstanding	7,288	7, 292	7,287	7,331

Basic earnings per share	$0.07	$0.10	$0.15	$0.18

Diluted earnings per share
Net income	$489	$751	$1,116	$1,342

Weighted average common shares outstanding	7,288	7, 292	7,287	7,331
Dilutive stock options and warrants	154	142	176	106

Weighted average common shares outstanding—assuming dilution	7,442	7,434	7,463	7,437

Diluted earnings per share	$0.07	$0.10	$0.15	$0.18

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	687	839	663	833

Note 7.—Adoption of New Accounting Pronouncements

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) Nos. 141, 142 and 144, concerning accounting for business combinations, amortization of certain acquired intangible assets, and the impairment or disposal of long-lived assets, respectively. The Company adopted these statements as of January 1, 2002. There was no cumulative impact of these changes in accounting. The adoption of SFAS No. 142 had the effect of decreasing amortization expense and increasing income before provision for income taxes for the quarter ended June 30, 2002 by approximately $60,000, and increasing net income and diluted earnings per share by approximately $36,000 and $0.01, respectively. For the six months ended June 30, 2002, amortization expense decreased and income before provision for income taxes increased by approximately $121,000, and net income and diluted earnings per share increased by approximately $73,000 and $0.01, respectively.

        As of June 30, 2002, and December 31, 2001, intangible assets consisted of the following (dollars in thousands):

		June 30, 2002 (Unaudited)		December 31, 2001
	Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Intangible assets subject to amortization:
Royalty value	20	$2,474	$720	$2,474	$661
Developer rights	20 to 40	35,133	1,921	34,828	1,591
Restaurant development rights	13 to 25	1,343	331	1,342	282
Debt issue costs	3 to 20	463	32	135	24
Other intangible assets	5	546	337	523	311

		39,959	3,341	39,302	2,869

Intangible assets not subject to amortization:
Original franchise and royalty rights		5,689	1,860	5,689	1,860
Goodwill		3,223	336	3,192	336

		8,912	2,196	8,881	2,196

Total intangible assets		$48,871	$5,537	$48,183	$5,065

        Amortization of intangible assets totaled approximately $260,000 and $302,000 for the three months ended June 30, 2002, and 2001, respectively. For the six months ended June 30, 2002, and 2001, amortization expense totaled $472,000 and $587,000 respectively. Estimated amortization expense for intangible assets with determinable lives is as follows (dollars in thousands):

Remainder of 2002	$474
2003	929
2004	871
2005	863
2006	861

$3,998

        The changes in the gross value of goodwill for the six months ended June 30, 2002, are as follows (dollars in thousands):

	Restaurant Operations	Franchise Operations	Total
Balance as of December 31, 2001	$2,931	$261	$3,192
Goodwill acquired	31	—	31
Impairment	—	—	—

Balance as of June 30, 2002	$2,962	$261	$3,223

The following table provides a reconciliation of reported net income for the three and six month periods ended June 30, 2001 adjusted as though SFAS No. 142 had been effective (in thousands, except per share data):

	For the three months ended June 30, 2001 (Unaudited)			For the six months ended June 30, 2001 (Unaudited)
	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Reported net income	$751	$0.10	$0.10	$1,342	$0.18	$0.18
Add back amortization expense (net of tax)	36	0.01	0.01	73	0.01	0.01

Adjusted net income	$787	$0.11	$0.11	$1,415	$0.19	$0.19

Note 8.—Commitments and Contingencies

  Option to Acquire Area Developer Rights

        In June 2002, the Company and its largest area developer amended the option agreement pursuant to which the Company may reacquire the territorial rights of the area developer. The Company's option to reacquire the rights was extended to August 30, 2002. The purchase price under the option was changed to $28,850,000, of which nonrefundable deposits totaling $5,082,000 have been paid through August 1, 2002. Upon exercise of the option, the Company must make a $500,000 cash payment and enter into a seller-financed note for $23,268,000. The note will bear interest at 8% and require monthly payments of principal and interest of $520,000 through May 2005. Remaining principal is due in June 2005. In the event the option is not exercised by August 30, 2002, the Company will be required to pay a fee of $1.7 million. Additionally, under an amendment to a management agreement with this area developer, the Company will continue to manage these territories for the area developer through August 31, 2002 for a fee of 50% of the compensation due to the area developer under the area developer agreement.

  Litigation

        The Company is named a defendant in various legal proceedings in the normal course of its business. The ultimate outcome of legal proceedings cannot be projected with certainty. The following are proceedings in which the plaintiffs have alleged significant damages. Based on its knowledge of these matters and its experience to date, the Company does not believe that the outcome of these proceedings will have a material impact on the Company's financial condition and results of operations.

        Lone Star Ladies Investment Club, a Texas General Partnership, et al, on Behalf of Themselves and All Others Similarly Situated v. Schlotzsky's, Inc., et al, (Case No. A-98CA-550-JN), was filed in the United States District Court, Western District of Texas, Austin Division on February 8, 1999, as a class action lawsuit against the Company and certain of its past and present officers and directors. A more detailed description of the lawsuit may be found in Footnote 15 of the Company's Consolidated Financial Statements for the year ended December 31, 2001. On April 2, 2002, the Court granted final approval of the Stipulation of Settlement and Plan of Allocation of Settlement Proceeds, which was funded by the Company's insurer and which settled all claims with prejudice, and entered a Final Judgment and Order of Dismissal with Prejudice.

        Kimberly Garland v. Schlotzsky's, Inc., Schenck & Associates, John Wooley, Darrell Kolinek, Kelly Arnold, Joyce Cates, Brian Wieters, David Gerstner and Jeffrey Noeldner, (Case No. 01-CV 2377), was filed on December 26, 2001, in the United States District Court for the District of Minnesota. Plaintiff is a franchisee in Apple Valley, Minnesota. She brought claims against the Company, her Area Developer (Noeldner), several officers and past and present employees of the Company (Wooley, Kolinek, Arnold, Wieters, and Cates), her accountant (Gerstner), and his accounting firm. Plaintiff purchased her restaurant pursuant to the Company's Turnkey Program. She claims she was fraudulently induced into participating in the Program. She contends that, at the urging of defendant Noeldner, she submitted cash flow projections, prepared by defendant Gerstner, that were allegedly unreasonable and inflated. Plaintiff alleges that the Turnkey Program was a scheme to promote rapid growth, recognize revenue, and develop restaurants that were not financially viable. The Complaint includes claims of fraudulent and/or negligent misrepresentations and omissions, and alleged violations of the Minnesota Uniform Deceptive Trade Practices Act ("DTPA"), the Minnesota Franchise Act, and the Texas DTPA. Plaintiff is seeking rescission and actual and compensatory damages of an unspecified amount and attorneys' fees. On May 7, 2002, the Company filed a motion to dismiss, or in the alternative, to stay the proceedings in order to compel arbitration pursuant to a provision contained in Plaintiff's franchise agreement. The Company denies all of Plaintiff's claims, believes they are without merit, and will continue to vigorously defend this action.

        Robert Coshott v. Schlotzsky's, Inc., (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky's® Deli restaurant in Melbourne, Australia. In his petition, Plaintiff makes the following allegations: that he experienced problems with certain equipment specified or approved by the Company; that the Company's system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky's® Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff claims these acts constitute fraud and/or negligent misrepresentation and requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case is currently set for trial on November 4, 2002. The Company denies all of Plaintiff's claims, believes they are without merit, and will continue to vigorously defend this action.

        Dae W. Kim, DWK Enterprises, Inc. and Aecon International, Inc. v. John Wooley, Schlotzsky's, Inc., Schlotzsky's Franchising Limited Partnership, and Schlotzsky's NAMF, Inc., Schlotzsky's National Advertising Association, Inc. and Schlotzsky's Brands, Inc. (Cause No. 2001-CI-13672), was originally filed in the 73rd Judicial District Court of Bexar County, Texas, on September 25, 2001, after a similar lawsuit was filed and later withdrawn in Harris County, Texas. Plaintiffs are, or claim to be, franchisees in Houston and San Antonio, Texas, and Plaintiff Kim was an area developer for Houston and San Antonio, Texas. One of the Plaintiff's franchise agreements was terminated for repeatedly failing its Quality, Service, Cleanliness, and Compliance ("QSCC") evaluations prior to the litigation. Plaintiffs allege that the QSCC evaluations and sales audits were harassing and disruptive to business. They also allege that in recent years, the Company favored developing larger, freestanding locations rather than their smaller shopping center restaurants. The complaint includes claims of tortious interference, breach of the duty of good faith, fraud, fraudulent concealment, restraint of trade, violation of the Texas DTPA, breach of fiduciary duty, breach of contract, civil conspiracy, and an accounting of advertising funds. In July 2002 Plaintiffs estimated $4.2 million of actual and $8.4 million of exemplary damages. Defendants' counterclaims include breach of contract, a request for an accounting, and attorneys' fees.

        On or about June 26, 2002, the court granted partial summary judgment in favor of the Company and other Defendants. Specifically, summary judgment was granted in favor of Defendants on Plaintiffs' claims of breach of the two area developer agreements, tortious interference, all claims arising prior to March 25, 1998, and all claims of breach of good faith, of violation of the DTPA, and of conspiracy arising prior to September 25, 1999. Defendants deny all of Plaintiff's remaining claims, believe they are without merit, and will continue to vigorously defend this action.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

        The following table reflects the changes in the Schlotzsky's® Deli system for the three and six months ended June 30, 2002 and 2001. Systemwide data reflects both franchised and Company-owned restaurants. Percentage changes in sales-related data are based on comparison to the same period in the previous fiscal year.

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Restaurants Open—Beginning of Period	672	711	674	711

Openings During Period—
New	5	2	7	9
Reopenings	2	2	6	11

Total Openings	7	4	13	20
Closings During Period	(8)	(13)	(16)	(29)

Restaurants Open—End of Period	671	702	671	702

Systemwide Sales	$102,645,000	$109,783,000	$202,848,000	$216,954,000
Increase (decrease) in Systemwide Sales	(6.5%)	(0.3%)	(6.5%)	1.2%
Increase (decrease) in Same Store Sales	(5.5%)	(0.8%)	(5.4%)	0.7%
Average Weekly Sales	$11,800	$12,000	$11,635	$11,809
Increase (decrease) in Average Weekly Sales	(1.7%)	2.6%	(1.5%)	4.2%

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

        REVENUE. Total revenue decreased 1.0% to $15,903,000 from $16,064,000.

        ROYALTIES decreased 8.2% to $5,264,000 from $5,733,000. The decrease was due to a decreased number of franchised restaurants in 2002 compared to 2001 and a decrease in same store sales of 5.5%, partially offset by a continuing shift in restaurant mix towards larger, higher volume units.

        FRANCHISE FEES increased 20.0% to $42,000 from $35,000. The increase was principally the result of more openings of franchised restaurants during the three month period ended June 30, 2002 as compared to the same period in the prior year, partially offset by a decrease in average franchise fee recognized per opening during the quarter as compared to the prior year quarter. The decrease in franchise fee per restaurant opening is due to the Company's incentive program that was initiated at the beginning of 2002 for existing franchisees to open up additional locations during the year.

        DEVELOPER FEES decreased 30.2% to $60,000 from $86,000. The decrease is primarily attributed to the expiration of amortization on certain agreements.

        RESTAURANT SALES increased 8.1% to $8,269,000 from $7,648,000. The increase was primarily due to an increase in the average number of restaurants operated by the Company during the second quarter of 2002, compared to the second quarter of 2001, partially offset by a 8.2% decrease in same store sales. As of June 30, 2002, there were 35 Company-owned restaurants, compared to 30 at June 30, 2001, of which 20 and 17, respectively, were available for sale.

        SCHLOTZSKY'S® DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 1.2% to $1,991,000 from $1,967,000. The increase was primarily due to more favorable terms with certain major suppliers than in the prior year period, a recognition of $151,000 in past due fees from a licensee and an increase in sales through retail channels, partially offset by the effect of the decrease in systemwide sales for the quarter.

        OTHER FEES AND REVENUE decreased 53.6% to $276,000 from $595,000. The decrease was due to reduced vendor contributions to conventions and franchisee meetings, a decrease in expired franchise fees, a gain of approximately $141,000 on the sale of a restaurant available for sale recognized in the prior year quarter, and approximately $112,000 in real estate and transaction fees from the former Turnkey program recorded in the prior year quarter.

        OPERATING EXPENSES. SERVICE COSTS decreased 7.2% to $1,122,000 from $1,209,000, and as a percentage of royalties and franchise fees increased to 21.1% from 21.0%. This decrease is primarily due to the Company's reacquisition of certain area developer territory rights during the fourth quarter of 2001, as well as a decrease in royalty revenue. The Company expects royalty service costs, as a percentage of royalties, to further decrease in the third quarter of 2002 as a result of the anticipated exercise of an option to reacquire the Company's largest area developer territorial rights.

        RESTAURANT OPERATIONS EXPENSES increased 5.6% to $7,474,000 from $7,075,000. This increase was primarily due to the 8.1% increase in restaurant sales. RESTAURANT COST OF SALES increased 7.7% to $2,312,000 from $2,146,000 and decreased as a percentage of net restaurant sales to 28.0% from 28.1%. RESTAURANT PERSONNEL AND BENEFITS COST increased 4.1% to $3,293,000 from $3,164,000 and decreased as a percentage of net restaurant sales to 39.8% from 41.4%. The decrease, as a percentage of net restaurant sales, was due to improved labor scheduling. RESTAURANT OPERATING EXPENSES increased 5.9% to $1,869,000 from $1,765,000 and decreased as a percentage of net restaurant sales to 22.6% from 23.1%. The decrease in operating costs, as a percentage of net restaurant sales, was primarily due to increased operational efficiencies and cost controls, partially offset by higher voluntary contributions to the Austin advertising cooperative. On an overall basis, costs, as a percentage of net restaurant sales, are higher at restaurants available for sale, and the proportion of restaurants available for sale to total Company-owned restaurants was higher this year than last year.

        EQUITY LOSS ON INVESTMENTS increased 23.1% to a loss of $48,000 from a loss of $39,000. The equity investment represents the Company's 50% interest in a limited liability company that operates a Schlotzsky's® Deli restaurant which opened in 2000.

        GENERAL AND ADMINISTRATIVE EXPENSES decreased 3.4% to $4,835,000 from $5,007,000, and decreased to 30.4% from 31.2% as a percentage of total revenue. The decrease from the prior year quarter was principally due to reduced salaries and benefits, reduced property taxes, and reduced provision for uncollectible accounts and impairment of assets, partially offset by increases in professional fees, convention and franchisee meeting expenses, advertising and marketing, and lease guarantee expense.

        DEPRECIATION AND AMORTIZATION increased 4.5% to $1,086,000 from $1,039,000. The increase was primarily due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company-owned and operating restaurants during the quarter, partially offset by a reduction of approximately $60,000 in intangible asset amortization expense related to the adoption of SFAS No. 142. The Company expects a further increase in amortization expense in the third quarter of 2002 as a result of the anticipated exercise of an option to reacquire the Company's largest area developer territorial rights.

        INTEREST INCOME decreased 64.4% to $95,000 from $267,000. The decrease was due to the decrease in the amount of outstanding notes receivable as well as a decrease in average interest rate during the three month period ended June 30, 2002 as compared to the same period in the prior year.

        INTEREST EXPENSE decreased 7.4% to $655,000 from $707,000 due to reduced debt levels and lower average interest rates, partially offset by a decrease of approximately $47,000 of interest capitalized on Company-owned restaurants under construction as compared to the prior year quarter. The Company expects an increase in interest expense in the third quarter of 2002 as a result of the seller financed debt related to the anticipated exercise of an option to reacquire the Company's largest area developer territorial rights.

        PROVISION FOR INCOME TAXES reflected a combined federal and state effective tax rate of 37.1% for the second quarter of 2002, which was lower than the effective combined tax rate of 40.2% for the comparable period in 2001 primarily due to certain state taxes being based in part on factors other than income.

        NET INCOME decreased to $489,000 from $751,000 and decreased as a percentage of total revenue to 3.1% from 4.7% due to the factors discussed above. Earnings per share, both basic and diluted, were $0.07 for the quarter ended June 30, 2002 compared to $0.10 in the prior year quarter.

Supplemental Restaurant Operations Information—Performance of Long-term Portfolio Deli Restaurants

        The following table is presented for the Schlotzsky's® Delis in the Company's long-term portfolio for the quarter ended June 30, 2002. As of June 30, 2002, this restaurant group included nine restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia. This group includes eleven freestanding restaurants (ten recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant. In accordance with the Company's internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report. Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the twelve

Schlotzsky's® Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Three Months Ended June 30, 2002 (in thousands)	Percentage of Gross Sales	Best Percentage Performance	Worst Percentage Performance
Gross sales	$4,247	100.0%
Less-discounts	216	5.1%	4.4%	5.9%

Net sales	4,031	94.9%
Cost of sales	1,101	25.9%	25.0%	26.7%
Personnel and benefits:
Crew costs	970	22.8%	21.2%	24.7%
Management costs	414	9.7%	6.4%	14.2%
Operating expenses:
Advertising	249	5.9%	3.5%	6.6%
Controllable expenses	271	6.4%	4.7%	8.2%

Operating income before facility costs and depreciation and amortization	1,026	24.2%	30.2%*	15.7%*
Facility costs	165	3.9%	1.4%	10.2%

Operating income before depreciation and amortization	$861	20.3%

*
Represents the actual best and worst percentage performance for a restaurant in the group. The best and worst performance on a composite basis would be 33.4% and 3.5%, respectively.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

        REVENUE. Total revenue decreased 0.8% to $31,149,000 from $31,411,000.

        ROYALTIES decreased 7.0% to $10,384,000 from $11,168,000. The decrease was due to a decreased number of franchised restaurants in 2002 compared to 2001 and a decrease in same store sales of 5.4%, partially offset by a continuing shift in restaurant mix towards larger, higher volume units.

        FRANCHISE FEES decreased 66.5% to $62,000 from $185,000. The decrease was principally the result of fewer openings of franchised restaurants as well as a decrease in average franchise fee recognized per opening during the six month period ended June 30, 2002 as compared to the same period in the prior year. The fewer number of openings was principally the result of the termination of the Turnkey program during 2000, as well as the Company's increased emphasis on superior site selection for new restaurants and on more highly qualified franchisees. The decrease in franchise fee per restaurant opening is due to the Company's incentive program that was initiated at the beginning of 2002 for existing franchisees to open up additional locations during the year.

        DEVELOPER FEES decreased 29.4% to $120,000 from $170,000. The decrease is primarily attributed to the expiration of amortization on certain agreements.

        RESTAURANT SALES increased 7.1% to $16,140,000 from $15,064,000. The increase was primarily due to an increase in the average number of restaurants operated by the Company during 2002 compared to 2001, partially offset by a 7.9% decrease in same store sales. As of June 30, 2002, there were 35 Company-owned restaurants, compared to 30 at June 30, 2001, of which 20 and 17, respectively, were available for sale.

        SCHLOTZSKY'S® DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 4.8% to $3,874,000 from $3,696,000. The increase was primarily due to more favorable terms with certain major suppliers than the prior year period, the recognition of $151,000 in past due fees from a licensee and an increase in sales through retail channels, partially offset by the effect of the decrease in systemwide sales.

        OTHER FEES AND REVENUE decreased 49.6% to $569,000 from $1,128,000. The decrease was due to reduced vendor contributions to conventions and franchisee meetings, a decrease in expired franchise fees and transfer fees, gains of approximately $176,000 on the sale of restaurants available for sale recognized in the prior year, and approximately $112,000 in real estate and transaction fees from the former Turnkey program recorded in the prior year.

        OPERATING EXPENSES. SERVICE COSTS decreased 11.5% to $2,267,000 from $2,562,000, and as a percentage of royalties and franchise fees declined to 21.7% from 22.6%. This decrease is primarily due to the Company's reacquisition of certain area developer territory rights during the fourth quarter of 2001, as well as a decrease in royalty and franchise fee revenue. The Company expects royalty service costs, as a percentage of royalties, to further decrease in the third quarter of 2002 as a result of the anticipated exercise of an option to reacquire the Company's largest area developer territorial rights.

        RESTAURANT OPERATIONS EXPENSES increased 5.1% to $14,606,000 from $13,894,000. This increase was primarily due to the 7.1% increase in restaurant sales. RESTAURANT COST OF SALES increased 7.5% to $4,508,000 from $4,194,000 and increased as a percentage of net restaurant sales to 27.9% from 27.8%. RESTAURANT PERSONNEL AND BENEFITS COST increased 1.8% to $6,462,000 from $6,347,000, but decreased as a percentage of net restaurant sales to 40.0% from 42.1%. The decrease, as a percentage of net restaurant sales, was due to improved labor scheduling. RESTAURANT OPERATING EXPENSES increased 8.4% to $3,636,000 from $3,353,000 and increased as a percentage of net restaurant sales to 22.5% from 22.3%. The increase in operating costs, as a percentage of net restaurant sales, was due to higher voluntary contributions to the Austin advertising cooperative as well as increased facility costs, partially offset by increased operational efficiencies and cost controls. The use of some Company-owned restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance. On an overall basis, costs, as a percentage of net restaurant sales, are higher at restaurants available for sale, and the proportion of restaurants available for sale to total Company- owned restaurants was higher this year than last year.

        EQUITY LOSS ON INVESTMENTS increased 44.4% to a loss of $78,000 from a loss of $54,000. The equity investment represents the Company's 50% interest in a limited liability company that operates a Schlotzsky's® Deli restaurant which opened in 2000.

        GENERAL AND ADMINISTRATIVE EXPENSES decreased 3.9% to $9,315,000 from $9,690,000, and decreased to 29.9% from 30.8% as a percentage of total revenue. The decrease from the prior year was principally due to reduced salaries and benefits, reduced convention and franchisee meeting expenses, reduced property taxes, and reduced provision for uncollectible accounts and impairment of assets, partially offset by increases in lease guarantee expense, professional fees, advertising and marketing, start-up fees for a technology help desk, and charitable contributions.

        DEPRECIATION AND AMORTIZATION increased 6.5% to $2,170,000 from $2,038,000. The increase was primarily due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company-owned and operating restaurants during 2002 as compared to the prior year, partially offset by a reduction of approximately

$121,000 in intangible asset amortization expense related to the adoption of SFAS No. 142. The Company expects a further increase in amortization expense in the third quarter of 2002 as a result of the anticipated exercise of an option to reacquire the Company's largest area developer territorial rights.

        INTEREST INCOME decreased 41.1% to $312,000 from $530,000. The decrease was due to the decrease in the amount of outstanding notes receivable, the nonrecognition of interest income on certain underperforming notes receivable and a decrease in average interest rate during the six month period ended June 30, 2002 as compared to the same period in the prior year, partially offset by the cash receipt of $77,000 in interest on a nonaccruing note receivable.

        INTEREST EXPENSE decreased 15.7% to $1,258,000 from $1,493,000 due to reduced debt levels and lower average interest rates, partially offset by a decrease of approximately $19,000 of interest capitalized on Company-owned restaurants under construction as compared to the prior year. The Company expects an increase in interest expense in the third quarter of 2002 as a result of the seller financed debt related to the anticipated exercise of an option to reacquire the Company's largest area developer territorial rights.

        PROVISION FOR INCOME TAXES reflected a combined federal and state effective tax rate of 36.8% for the six months ended June 30, 2002, which was lower than the effective combined tax rate of 39.3% for the comparable period in 2001 primarily due to certain state taxes being based in part on factors other than income.

        NET INCOME decreased to $1,116,000 from $1,342,000 and decreased as a percentage of total revenue to 3.6% from 4.3% due to the factors discussed above. Earnings per share, both basic and diluted, were $0.15 for the six months ended June 30, 2002 compared to $0.18 in the prior year.

Supplemental Restaurant Operations Information—Performance of Long-term Portfolio Deli Restaurants

        The following table is presented for the Schlotzsky's® Delis in the Company's long-term portfolio for the six months ended June 30, 2002. As of June 30, 2002, this restaurant group included nine restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia. This group includes eleven freestanding restaurants (ten recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant. In accordance with the Company's internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report. Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the twelve Schlotzsky's® Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Six Months Ended June 30, 2002	Percentage of Gross Sales	Best Percentage Performance	Worst Percentage Performance
	(in thousands)
Gross sales	$8,431	100.0%
Less-discounts	424	5.0%	4.4%	5.8%

Net sales	8,007	95.0%
Cost of sales	2,174	25.8%	25.0%	26.4%
Personnel and benefits:
Crew costs	1,914	22.7%	21.3%	25.2%
Management costs	840	10.0%	6.5%	14.6%
Operating expenses:
Advertising	501	5.9%	4.0%	6.7%
Controllable expenses	523	6.2%	4.5%	8.5%

Operating income before facility costs and depreciation and amortization	2,055	24.4%	30.2%*	14.9%*
Facility costs	340	4.0%	1.0%	9.3%

Operating income before depreciation and amortization	$1,715	20.3%

*
Represents the actual best and worst percentage performance for a restaurant in the group. The best and worst performance on a composite basis would be 33.3% and 3.5%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased $1,586,000 in the six months ended June 30, 2002, and increased $803,000 in the six months ended June 30, 2001. Cash flows are impacted by operating, investing and financing activities.

        Operating activities provided $3,525,000 of cash in 2002 and $5,244,000 of cash in 2001. The decrease in cash provided in 2002 compared to 2001 was the net result of an increased use of cash for certain working capital accounts, reduced net income, and decreased provisions for uncollectible accounts and impairment of assets, partially offset by increased depreciation and amortization and a decrease in the amount of deferred revenue amortized.

        Investing activities used $1,248,000 and $937,000 of cash in 2002 and 2001, respectively. The increase in cash used in 2002 compared to 2001 was the net result of a decrease in proceeds from the sale of real estate available for sale and reduced collections of notes receivable, partially offset by a decrease in expenditures for intangible assets and new Company-owned restaurants and reduced issuance of notes receivable.

        Financing activities used $3,863,000 and $3,504,000 of cash in 2002 and 2001, respectively. The increase in cash used in 2002 compared to 2001 is primarily the net result of increased repayments of debt and reduced proceeds from issuance of debt, partially offset by reduced treasury stock purchases.

        Through August 13, 2002, when it was paid off with the proceeds from real estate mortgage financing, the Company had a Credit Agreement, as amended, with a group of banks that prohibited the payment of dividends and imposed a number of restrictions on the Company, including limitations on additional borrowings, capital expenditures, contingent liabilities and stock repurchases. The Credit Agreement required the Company to maintain certain financial ratios, working capital and net worth. As of August 13, 2002, when the term note under the Credit Agreement was paid off, the Company is no longer subject to these restrictive covenants. Certain mortgage debt of the Company also contains restrictive covenants. At June 30, 2002, the Company was in compliance with or had obtained waiver of such covenants. However, any failure to remain in compliance with the restrictive covenants of the Company's mortgages in the future could have material adverse consequences to the Company.

        As of June 30, 2002, the Company's scheduled maturities of debt for the ensuing twelve months approximate $6,992,000 (including short-term debt). In addition, the Company's Credit Agreement required the application to the term note of 75% of the net cash proceeds from the sale or refinancing of certain real estate and restaurants available for sale.

        On a pro-forma basis, assuming the August 2002 mortgage financing, of which a portion of the proceeds fully retired the bank group Credit Agreement term note, had occurred as of June 30, 2002, the scheduled maturities of debt for the ensuing twelve months would have approximated $3,153,000 (including short-term debt). The August 2002 mortgage financing included five mortgage notes payable, totaling approximately $9,472,000, at interest rates ranging from prime to 7.5%, amortization periods ranging from ten to twenty years and terms ranging from 3 to 5 years.

        The Company guarantees certain loans, leases and other obligations of franchisees and others. At June 30, 2002, these contingent liabilities totaled approximately $29,221,000. The following tables present certain of the Company's obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2002.

	Payments Due by Period As of June 30, 2002
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term Debt	$926,454	$926,454	$—	$—	$—
Long-term Debt	29,040,326	6,065,058	11,386,828	2,854,939	8,733,501
Operating Leases	20,011,052	2,080,036	5,698,760	2,614,906	9,617,350
		Amount of Commitment Expiration Per Period As of June 30, 2002
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Guarantees	$29,220,834	$3,933,468	$6,790,353	$1,690,958	$16,806,055

        The Company plans to develop additional Company-owned restaurants for market leadership purposes, beginning with key markets in its home state of Texas. One restaurant is under construction in the Austin area, which is expected to open in 2003. The Company has received a lending commitment for this restaurant. The Company has also acquired the building sites for three additional restaurants in the Austin area, two of which the Company intends to be opened by limited liability companies in which the Company will have an equity interest. An operating lease has also been signed for a restaurant in the Houston area and sites for additional restaurants in Texas are under consideration.

        The Company has an option, as amended, through August 30, 2002 to reacquire the territorial rights held by its largest area developer. The exercise price of the option is $28,850,000, of which a nonrefundable deposit in the amount of $5,082,000 has been paid through August 1, 2002. The exercise of the option will require further payment of $500,000 in cash at closing and the execution of a $23,268,000 promissory note to the area developer. The note would bear interest at 8% and require monthly payments of principal and interest in the amount of $520,000 commencing September 30, 2002, with all remaining principal due on June 30, 2005. In the event the option is not exercised on or before August 30, 2002, the Company will be required to pay a fee of $1,700,000.

        The Company is working to develop other credit facilities that would replace the seller financing on the area developer territorial rights acquisition with longer-term financing as well as fund the growth of Company-owned restaurants.

        The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock. In 1998, 10,000 shares were repurchased for $105,000. Since December 31, 2000, through June 30, 2002, the Company has repurchased an additional 179,525 shares at a total cost of approximately $738,000.

        Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Forward-Looking Statements

        This report contains some statements that are not historical information and are considered "forward-looking statements," as defined under the federal securities laws. Forward-looking statements reflect the Company's expectations based on current information. Forward-looking statements include those regarding the business plans and prospects of the Company. The Company undertakes no obligation to update any forward-looking statements. Shareholders and prospective investors are cautioned that actual future results may be materially different because of various risks and uncertainties, including but not limited to the following: the Company's ability to obtain credit facilities to accommodate reacquisition of rights from area developers and the development of new Company-owned restaurants; the success of the Company's new restaurant development strategy and the Company's efforts to sell new franchise licenses; the financial stability of the Company's franchisees; the results of pending or threatened legal proceedings; the disposition of restaurants available for sale; and factors identified in the Company's Form 10-K under the heading "Risk Factors."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the interest rates charged on certain underlying obligations are variable.

        At June 30, 2002, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $73,100 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at June 30, 2002.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is named a defendant in various legal proceedings in the normal course of its business. The ultimate outcome of legal proceedings cannot be projected with certainty. The following are proceedings in which the plaintiffs have alleged significant damages. Based on its knowledge of these matters and its experience to date, the Company does not believe that the outcome of these proceedings will have a material impact on the Company's financial condition and results of operations.

        Lone Star Ladies Investment Club, a Texas General Partnership, et al, on Behalf of Themselves and All Others Similarly Situated v. Schlotzsky's, Inc., et al, (Case No. A-98CA-550-JN), was filed in the United States District Court, Western District of Texas, Austin Division on February 8, 1999, as a class action lawsuit against the Company and certain of its past and present officers and directors. A more detailed description of the lawsuit may be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (see Part I., Item 3). On April 2, 2002, the Court granted final approval of the Stipulation of Settlement and Plan of Allocation of Settlement Proceeds, which was funded by the Company's insurer and which settled all claims with prejudice, and entered a Final Judgment and Order of Dismissal with Prejudice.

        Kimberly Garland v. Schlotzsky's, Inc., Schenck & Associates, John Wooley, Darrell Kolinek, Kelly Arnold, Joyce Cates, Brian Wieters, David Gerstner and Jeffrey Noeldner, (Case No. 01-CV 2377), was filed on December 26, 2001, in the United States District Court for the District of Minnesota. Plaintiff is a franchisee in Apple Valley, Minnesota. She brought claims against the Company, her Area Developer (Noeldner), several officers and past and present employees of the Company (Wooley, Kolinek, Arnold, Wieters, and Cates), her accountant (Gerstner), and his accounting firm. Plaintiff purchased her restaurant pursuant to the Company's Turnkey Program. She claims she was fraudulently induced into participating in the Program. She contends that, at the urging of defendant Noeldner, she submitted cash flow projections, prepared by defendant Gerstner, that were allegedly unreasonable and inflated. Plaintiff alleges that the Turnkey Program was a scheme to promote rapid growth, recognize revenue, and develop restaurants that were not financially viable. The Complaint includes claims of fraudulent and/or negligent misrepresentations and omissions, and alleged violations of the Minnesota Uniform Deceptive Trade Practices Act ("DTPA"), the Minnesota Franchise Act, and the Texas DTPA. Plaintiff is seeking rescission and actual and compensatory damages of an unspecified amount and attorneys' fees. On May 7, 2002, the Company filed a motion to dismiss, or in the alternative, to stay the proceedings in order to compel arbitration pursuant to a provision contained in Plaintiff's franchise agreement. The Company denies all of Plaintiff's claims, believes they are without merit, and will continue to vigorously defend this action.

        Robert Coshott v. Schlotzsky's, Inc., (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky's® Deli restaurant in Melbourne, Australia. In his petition, Plaintiff makes the following allegations: that he experienced problems with certain equipment specified or approved by the Company; that the Company's system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky's® Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff claims these acts constitute fraud and/or negligent misrepresentation and requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case is currently set for trial on November 4, 2002. The Company denies all of Plaintiff's claims, believes they are without merit, and will continue to vigorously defend this action.

        Dae W. Kim, DWK Enterprises, Inc. and Aecon International, Inc. v. John Wooley, Schlotzsky's, Inc., Schlotzsky's Franchising Limited Partnership, and Schlotzsky's NAMF, Inc., Schlotzsky's National Advertising Association, Inc. and Schlotzsky's Brands, Inc. (Cause No. 2001-CI-13672), was originally filed in the 73rd Judicial District Court of Bexar County, Texas, on September 25, 2001, after a similar lawsuit was filed and later withdrawn in Harris County, Texas. Plaintiffs are, or claim to be, franchisees in Houston and San Antonio, Texas, and Plaintiff Kim was an area developer for Houston and San Antonio, Texas. One of the Plaintiff's franchise agreements was terminated for repeatedly failing its Quality, Service, Cleanliness, and Compliance ("QSCC") evaluations prior to the litigation. Plaintiffs allege that the QSCC evaluations and sales audits were harassing and disruptive to business. They also allege that in recent years, the Company favored developing larger, freestanding locations rather than their smaller shopping center restaurants. The complaint includes claims of tortious interference, breach of the duty of good faith, fraud, fraudulent concealment, restraint of trade, violation of the Texas DTPA, breach of fiduciary duty, breach of contract, civil conspiracy, and an accounting of advertising funds. In July 2002 Plaintiffs estimated $4.2 million of actual and $8.4 million of exemplary damages. Defendants' counterclaims include breach of contract, a request for an accounting, and attorneys' fees.

        On or about June 26, 2002, the court granted partial summary judgment in favor of the Company and other Defendants. Specifically, summary judgment was granted in favor of Defendants on Plaintiffs' claims of breach of the two area developer agreements, tortious interference, all claims arising prior to March 25, 1998, and all claims of breach of good faith, of violation of the DTPA, and of conspiracy arising prior to September 25, 1999. Defendants deny all of Plaintiff's remaining claims, believe they are without merit, and will continue to vigorously defend this action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of the Shareholders of the Company was held on May 24, 2002. At the meeting, the following items were voted on:

        Election of directors, whose terms expired at the meeting.

	FOR	AGAINST
Jeffrey J. Wooley	6,162,609	76,789
Raymond A. Rodriguez	6,180,211	59,187

        The following directors' terms of office were not expired and continued after the meeting:

Floor Mouthaan Azie Taylor Morton John C. Wooley

  Proposal to ratify and approve the Board's selection of Grant Thornton, L.L.P. to serve as the Company's auditors for the 2002 fiscal year.

FOR	AGAINST	WITHHELD
6,209,813	13,950	15,635

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a)
  Exhibits:

10.37	Amendment to Amended and Restated Option Agreement, dated effective June 1, 2002, between DFW Restaurant Transfer Corp., NS Associates I, Ltd. and the Company.
10.38	Amendment to Amended and Restated Management Agreement, dated effective June 1, 2002, between NS Associates I, Ltd., DFW Restaurant Transfer Corp. and the Company.
10.39	Promissory Note, dated effective January 31, 2002, from the Company to Jeffrey J. Wooley.
10.40	Promissory Note, dated effective January 31, 2002, from the Company to Jeffrey J. Wooley.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer.
99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard H. Valade, Chief Financial Officer.
  b)
  Current Reports on Form 8-K:

          None.

SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHLOTZSKY'S, INC.
By:
/s/ JOHN C. WOOLEY John C. Wooley Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
By:
/s/ RICHARD H. VALADE Richard H. Valade Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)
By:
/s/ MATTHEW D. OSBURN Matthew D. Osburn Controller and Assistant Treasurer (Principal Accounting Officer)

Austin, Texas
August 14, 2002