Form 10-Q
period 2002-09-30
SCHLOTZSKYS INC
filed 2002-11-14
CIK 1002178

Use these links to rapidly review the document
Index

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, no par value	Shares Outstanding at November 9, 2002 7,307,253

SCHLOTZSKY'S, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$290,570	$2,567,904
Accounts receivable, net:
Royalties	750,914	579,503
Brands	1,505,742	1,214,936
Other	1,694,280	1,588,853
Refundable income taxes	362,830	1,609,795
Prepaids, inventories and other assets	1,236,569	1,349,444
Real estate held for sale	5,168,163	6,347,726
Deferred tax asset	2,029,777	1,888,074
Current portion of notes receivable	226,115	533,077

Total current assets	13,264,960	17,679,312
Property, equipment and leasehold improvements, net	40,168,960	39,348,025
Notes receivable, net, less current portion	12,127,418	11,863,393
Investments	1,556,721	1,693,639
Intangible assets, net	68,025,871	43,118,101
Other noncurrent assets	1,151,775	446,790

Total assets	$136,295,705	$114,149,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$926,454	$681,011
Current maturities of long-term debt	7,153,479	5,799,003
Accounts payable	1,018,446	1,429,762
Accrued liabilities	3,371,494	3,546,551
Deferred revenue, current portion	308,531	403,421

Total current liabilities	12,778,404	11,859,748
Long-term debt, less current portion	46,330,404	25,896,769
Deferred revenue, less current portion	1,641,769	1,837,943
Deferred tax liability	152,764	152,764

Total liabilities	60,903,341	39,747,224

Commitments and contingencies
Stockholders' Equity:
Preferred stock, Class C, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized, 7,496,778 shares and 7,463,990 shares issued at September 30, 2002 and December 31, 2001, respectively	63,886	63,498
Additional paid-in capital	58,119,954	57,986,546
Retained earnings	18,051,680	17,175,234
Treasury stock (189,525 shares and 186,300 shares at September 30, 2002 and December 31, 2001, respectively), at cost	(843,156)	(823,242)

Total stockholders' equity	75,392,364	74,402,036

Total liabilities and stockholders' equity	$136,295,705	$114,149,260

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenue:
Royalties	$4,984,274	$5,471,449	$15,368,072	$16,639,449
Franchise fees	—	132,500	62,000	317,500
Developer fees	59,369	208,901	179,435	378,950
Restaurant sales	7,934,927	7,320,478	24,075,180	22,384,680
Brand contribution	1,820,224	1,884,192	5,694,381	5,580,338
Other fees and revenue	294,307	489,305	862,986	1,616,832

Total revenue	15,093,101	15,506,825	46,242,054	46,917,749

Expenses:
Service costs:
Royalties	1,008,337	1,162,233	3,249,705	3,646,464
Franchise fees	—	56,250	25,955	133,750

	1,008,337	1,218,483	3,275,660	3,780,214

Restaurant operations:
Cost of sales	2,247,065	2,060,403	6,755,185	6,254,081
Personnel and benefits	3,305,235	3,056,962	9,767,124	9,404,125
Operating expenses	1,988,932	1,725,348	5,624,926	5,078,803

	7,541,232	6,842,713	22,147,235	20,737,009

Equity loss on investments	58,624	32,628	136,918	87,080

General and administrative	4,833,741	4,873,360	14,149,018	14,563,112

Depreciation and amortization	1,273,342	1,072,062	3,443,073	3,109,830

Total expenses	14,715,276	14,039,246	43,151,904	42,277,245

Income from operations	377,825	1,467,579	3,090,150	4,640,504
Other:
Interest income	119,195	251,471	431,257	781,737
Interest expense	(797,001)	(665,512)	(2,054,961)	(2,158,246)

Income (loss) before income taxes	(299,981)	1,053,538	1,466,446	3,263,995
Provision (credit) for income taxes	(60,000)	395,000	590,000	1,263,000

Net income (loss)	$(239,981)	$658,538	$876,446	$2,000,995

Earnings (loss) per share-basic	$(0.03)	$0.09	$0.12	$0.27

Earnings (loss) per share-diluted	$(0.03)	$0.09	$0.12	$0.27

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock
	Number of Shares	Stated Capital Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance, January 1, 2001	7,443,342	$63,291	$57,877,642	$14,686,095	$(105,000)	$72,522,028
Issuance of common stock in connection with employee stock purchase plan	18,348	184	38,806	—	—	38,990
Issuance of warrants	—	—	57,000	—	—	57,000
Treasury stock purchases (176,300 shares)	—	—	—	—	(718,242)	(718,242)
Options exercised	2,300	23	6,877	—	—	6,900
Tax benefit from employee stock transactions	—	—	6,221	—	—	6,221
Net income	—	—	—	2,489,139	—	2,489,139

Balance, December 31, 2001	7,463,990	63,498	57,986,546	17,175,234	(823,242)	74,402,036
Issuance of common stock in connection with employee stock purchase plan	16,467	165	66,726	—	—	66,891
Treasury stock purchases (3,225 shares)	—	—	—	—	(19,914)	(19,914)
Options exercised	16,321	223	61,829	—	—	62,052
Tax benefit from employee stock transactions	—	—	4,853	—	—	4,853
Net income	—	—	—	876,446	—	876,446

Balance, September 30, 2002	7,496,778	$63,886	$58,119,954	$18,051,680	$(843,156)	$75,392,364

PREFERRED STOCK

        Authorized 1,000,000 Class C shares, no par value; no shares outstanding at September 30, 2002, December 31, 2001, or January 1, 2001.

COMMON STOCK

        Authorized 30,000,000 shares, no par value; 7,496,778 shares issued at September 30, 2002, 7,463,990 shares issued at December 31, 2001, and 7,443,342 shares issued at January 1, 2001. Shares issued include 189,525, 186,300 and 10,000 shares in treasury at September 30, 2002, December 31, 2001, and January 1, 2001, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30, 2002	September 30, 2001
Cash flows from operating activities:
Net income	$876,446	$2,000,995
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,443,073	3,109,830
Provisions for uncollectible accounts and impairment of assets	806,841	1,348,329
Provision for deferred taxes	(141,703)	—
Amortization of deferred revenue	(220,086)	(756,517)
Equity loss on investments	136,918	87,080
Changes in:
Accounts receivable	(114,497)	(133,738)
Prepaid expenses and other assets	(404,504)	(76,563)
Accounts payable and accrued liabilities	(538,346)	433,786

Net cash provided by operating activities	3,844,142	6,013,202

Cash flows from investing activities:
Purchase of property, equipment and real estate held for sale	(1,659,571)	(6,632,720)
Sale of property, equipment and real estate held for sale	1,182,913	2,138,744
Acquisition of investments and intangible assets	(2,253,614)	(1,941,749)
Issuance of notes receivable	(24,391)	(1,022,917)
Repayments of notes receivable	66,704	5,335,930
Sale of investments and intangible assets	—	70,748

Net cash used in investing activities	(2,687,959)	(2,051,964)

Cash flows from financing activities:
Sale of stock	133,796	38,990
Issuance of warrants	—	57,000
Acquisition of treasury stock	(19,914)	(698,850)
Proceeds from issuance of debt	9,471,950	2,242,105
Repayment of debt	(13,019,349)	(5,561,674)

Net cash used in financing activities	(3,433,517)	(3,922,429)

Net increase (decrease) in cash and cash equivalents	(2,277,334)	38,809
Cash and cash equivalents at beginning of period	2,567,904	1,163,839

Cash and cash equivalents at end of period	$290,570	$1,202,648

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.—Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. This information should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Schlotzsky's, Inc. Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications

        Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended September 30, 2001, to correspond with the presentation used at September 30, 2002, and for the periods then ended.

Note 2.—Restaurant Operations

        A summary of certain operating information for Company-owned restaurants is presented below for the three and nine month periods ended September 30, 2002 and 2001 (dollars in thousands).

	Long-term Portfolio Restaurants		Available for Sale Restaurants
	Schlotzsky's® Delis
		Marketplaces	Schlotzsky's® Delis
Three months ended September 30, 2002
Restaurant sales	$3,784	$1,230	$2,921

Restaurant operations:
Cost of sales	1,043	377	827
Personnel and benefits	1,354	625	1,326
Operating expenses	688	318	983

	3,085	1,320	3,136

Operating income (loss) before depreciation and amortization	$699	$(90)	$(215)

Three months ended September 30, 2001
Restaurant sales	$3,437	$1,251	$2,632

Restaurant operations:
Cost of sales	930	392	738
Personnel and benefits	1,287	606	1,165
Operating expenses	583	329	813

	2,800	1,327	2,716

Operating income (loss) before depreciation and amortization	$637	$(76)	$(84)

	Long-term Portfolio Restaurants		Available for Sale Restaurants
	Schlotzsky's® Delis
		Marketplaces	Schlotzsky's® Delis
Nine months ended September 30, 2002
Restaurant sales	$11,790	$3,823	$8,462

Restaurant operations:
Cost of sales	3,217	1,167	2,371
Personnel and benefits	4,108	1,869	3,790
Operating expenses	2,052	933	2,640

	9,377	3,969	8,801

Operating income (loss) before depreciation and amortization	$2,413	$(146)	$(339)

Nine months ended September 30, 2001
Restaurant sales	$10,580	$3,998	$7,807

Restaurant operations:
Cost of sales	2,814	1,215	2,225
Personnel and benefits	3,885	1,916	3,603
Operating expenses	1,753	972	2,354

	8,452	4,103	8,182

Operating income (loss) before depreciation and amortization	$2,128	$(105)	$(375)

        As of September 30, 2002, the net book value of property and equipment and intangible assets related to each of the above categories was as follows (dollars in thousands):

September 30, 2002
(Unaudited)
Long-term Portfolio Restaurants:
Schlotzsky's® Delis	$16,852
Marketplaces	7,660
Available for Sale Restaurants	12,077

$36,589

Note 3.—Segments

        The Company and its subsidiaries are principally engaged in franchising and operating fast casual restaurants that feature upscale made-to-order sandwiches with unique sourdough buns, pizzas and salads. At September 30, 2002, the Schlotzsky's® Deli system included 658 Company-owned and franchised restaurants in 37 states, the District of Columbia and nine foreign countries. The Company operated 36 restaurants as of September 30, 2002.

        The Company identifies segments based on management responsibility within the corporate structure. The Restaurant Operations segment includes restaurants operated for the purposes of market leadership and redevelopment of certain markets, demonstrating profit potential and key operating metrics, operational leadership of the franchise system, product development, concept refinement, product and process testing, and training and building brand awareness. The Restaurant Operations segment also includes restaurants developed for or acquired from franchisees which are available for sale to franchisees. While it is the Company's intention to refranchise these restaurants, the restaurants serve as a base of operation for Company personnel in their respective markets and, as such, are an important part of the franchising infrastructure. The Franchise Operations segment encompasses the franchising of restaurants, assisting franchisees in the development of restaurants, providing franchisee training and operating the national training center, communicating with franchisees, conducting regional and national franchisee meetings, developing and monitoring supplier and distributor relationships, planning and coordinating advertising and marketing programs, and the licensing of brand products for sale to the franchise system and retailers. The Company measures segment profit as operating income, which is defined as income before interest and income taxes. Segment information and a reconciliation to income before interest and income taxes are as follows (dollars in thousands):

Three months ended September 30, 2002	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$7,935	$7,158	$15,093
Depreciation and amortization	602	671	1,273
Operating income (loss)	(208)	586	378
Total assets	$37,635	$98,661	$136,296
Three months ended September 30, 2001	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$7,320	$8,187	$15,507
Depreciation and amortization	458	614	1,072
Operating income	20	1,448	1,468
Total assets	$33,546	$78,226	$111,772

        Of the Restaurant Operations depreciation and amortization for the three months ended September 30, 2002, $382,000 was allocated to the long-term portfolio of restaurants ($154,000 for Marketplaces and $228,000 for Schlotzsky's® Delis) and $220,000 to restaurants available for sale. For the three months ended September 30, 2001, $313,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($149,000 for Marketplaces and $164,000 for Schlotzsky's® Delis) and $145,000 to restaurants available for sale.

Nine months ended September 30, 2002	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$24,075	$22,167	$46,242
Depreciation and amortization	1,638	1,805	3,443
Operating income	290	2,800	3,090
Total assets	$37,635	$98,661	$136,296

Nine months ended September 30, 2001	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$22,385	$24,533	$46,918
Depreciation and amortization	1,360	1,750	3,110
Operating income	288	4,353	4,641
Total assets	$33,546	$78,226	$111,772

        Of the Restaurant Operations depreciation and amortization for the nine months ended September 30, 2002, $1,101,000 was allocated to the long-term portfolio of restaurants ($451,000 for Marketplaces and $650,000 for Schlotzsky's® Delis) and $536,000 to restaurants available for sale. For the nine months ended September 30, 2001, $925,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($438,000 for Marketplaces and $487,000 for Schlotzsky's® Delis) and $435,000 to restaurants available for sale.

        All general and administrative expenses are included in Franchise Operations for the periods presented.

Note 4.—Debt

        The Company's debt structure as of September 30, 2002, and December 31, 2001, is as follows (dollars in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Short-term debt:
Interim financing for real estate development	$673	$681
Notes payable to officer under employment agreement	253	—

	$926	$681

Long-term debt:
Term note under bank group Credit Agreement	$—	$10,267
Mortgages on Company-owned restaurants and equipment	18,355	13,195
Mortgages on real estate and real estate held for sale	4,422	—
Other obligations	27,593	5,219
Capital leases	3,113	3,015

	53,483	31,696
Less current maturities of long-term debt	(7,153)	(5,799)

Long-term debt	$46,330	$25,897

        On August 13, 2002, the Company closed on real estate mortgage-secured bank financings totaling approximately $9,472,000. Approximately $7,122,000 of this amount bears interest at the prime rate with monthly principal payments based on amortization periods ranging from 10 to 15 years, with final payments due in August 2005. The remaining $2,350,000 bears interest at 7.5% with monthly payments based on an amortization period of 20 years, with final payment due in August 2007. The net proceeds of these financings were used to retire approximately $900,000 of mortgage debt on certain properties, repay the entire amount then outstanding under the Company's bank group Credit Agreement (approximately $6.4 million) and provide working capital.

        On August 30, 2002, the Company exercised its option to reacquire the territorial rights held by its largest area developer. The purchase price was paid through the application of $5,082,000 in previously paid deposits, a cash payment of $500,000 and execution of a promissory note to the seller in the amount of $23,268,000, included in other obligations above. The seller financing bears interest at 8% and requires monthly payments of principal and interest in the amount of $520,000 through May 2005, with all remaining principal due in June 2005.

Note 5.—Related Party Receivables

        As of September 30, 2002, and December 31, 2001, receivables from related parties were as follows (dollars in thousands):

	September 30, 2002	December 31, 2001
	(Unaudited)
Included in accounts receivable—other	$784	$382
Included in other noncurrent assets (advances to officers during second quarter under employment agreements)	527	—
Included in other noncurrent assets (interest receivable)	259	160
Included in notes receivable	5,144	5,160

Total related party receivables	$6,714	$5,702

Note 6.—Earnings Per Share

        Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Basic earnings (loss) per share
Net income (loss)	$(240)	$659	$876	$2,001

Weighted average common shares outstanding	7,306	7, 283	7,293	7,316

Basic earnings (loss) per share	$(0.03)	$0.09	$0.12	$0.27

Diluted earnings (loss) per share
Net income (loss)	$(240)	$659	$876	$2,001

Weighted average common shares outstanding	7,306	7, 283	7,293	7,316
Dilutive stock options and warrants	—	275	117	162

Weighted average common shares outstanding—assuming dilution	7,306	7,558	7,410	7,478

Diluted earnings (loss) per share	$(0.03)	$0.09	$0.12	$0.27

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,148	345	825	690

Note 7.—Adoption of New Accounting Pronouncements

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) Nos. 141, 142 and 144, concerning accounting for business combinations, amortization of certain acquired intangible assets, and the impairment or disposal of long-lived assets, respectively. The Company adopted these statements as of January 1, 2002. There was no cumulative impact of these changes in accounting. The adoption of SFAS No. 142 had the effect of decreasing amortization expense and decreasing loss before provision for income taxes for the quarter ended September 30, 2002 by approximately $60,000, and decreasing net loss by approximately $48,000. For the nine months ended September 30, 2002, amortization expense decreased and income before provision for income taxes decreased by approximately $181,000, and net income and diluted earnings per share increased by approximately $108,000 and $0.01, respectively.

        As of September 30, 2002, and December 31, 2001, intangible assets consisted of the following (dollars in thousands):

		September 30, 2002
				December 31, 2001
		(Unaudited)
	Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Intangible assets subject to amortization:
Royalty value	20	$2,484	$750	$2,474	$661
Developer and franchise rights	20 to 40	59,324	2,148	34,828	1,591
Restaurant development rights	13 to 25	1,690	358	1,342	282
Debt issue costs	3 to 20	956	57	135	24
Other intangible assets	5	564	364	523	311

		65,018	3,677	39,302	2,869

Intangible assets not subject to amortization:
Original franchise and royalty rights		5,689	1,860	5,689	1,860
Goodwill		3,192	336	3,192	336

		8,881	2,196	8,881	2,196

Total intangible assets		$73,899	$5,873	$48,183	$5,065

        Amortization of intangible assets totaled approximately $337,000 and $298,000 for the three months ended September 30, 2002, and 2001, respectively. For the nine months ended September 30, 2002, and 2001, amortization expense totaled $808,000 and $885,000, respectively. Estimated amortization expense for intangible assets with determinable lives is as follows (dollars in thousands):

Remainder of 2002	$438
2003	1,742
2004	1,677
2005	1,670
2006	1,667

$7,194

        The changes in the gross value of goodwill for the nine months ended September 30, 2002, are as follows (dollars in thousands):

	Restaurant Operations	Franchise Operations	Total
Balance as of December 31, 2001	$2,931	$261	$3,192
Goodwill acquired	—	—	—
Impairment	—	—	—

Balance as of September 30, 2002	$2,931	$261	$3,192

        The following table provides a reconciliation of reported net income for the three and nine month periods ended September 30, 2001, adjusted as though SFAS No. 142 had been effective (in thousands, except per share data):

	For the three months ended September 30, 2001			For the nine months ended September 30, 2001
	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
	(Unaudited)			(Unaudited)
Reported net income	$659	$0.09	$0.09	$2,001	$0.27	$0.27
Add back amortization expense (net of tax)	38	0.01	—	111	0.02	0.01

Adjusted net income	$697	$0.10	$0.09	$2,112	$0.29	$0.28

Note 8.—Commitments and Contingencies

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

        Kimberly Garland v. Schlotzsky's, Inc., Schenck & Associates, John Wooley, Darrell Kolinek, Kelly Arnold, Joyce Cates, Brian Wieters, David Gerstner and Jeffrey Noeldner, (Case No. 01-CV 2377), was filed on December 26, 2001, in the United States District Court for the District of Minnesota. Plaintiff is a franchisee in Apple Valley, Minnesota. She brought claims against the Company, her Area Developer (Noeldner), several officers and past and present employees of the Company (Wooley, Kolinek, Arnold, Wieters, and Cates), her accountant (Gerstner), and his accounting firm. Plaintiff purchased her restaurant pursuant to the Company's Turnkey Program. She claims she was fraudulently induced into participating in the Program. She contends that, at the urging of defendant Noeldner, she submitted cash flow projections, prepared by defendant Gerstner, that were allegedly unreasonable and inflated. Plaintiff alleges that the Turnkey Program was a scheme to promote rapid growth, recognize revenue, and develop restaurants that were not financially viable. The Complaint includes claims of fraudulent and/or negligent misrepresentations and omissions, and alleged violations of the Minnesota Uniform Deceptive Trade Practices Act ("DTPA"), the Minnesota Franchise Act, and the Texas DTPA. Plaintiff is seeking rescission and actual and compensatory damages of an unspecified amount and attorneys' fees. On May 7, 2002, the Company filed a motion to dismiss, or in the alternative, to stay the proceedings in order to compel arbitration pursuant to a provision contained in Plaintiff's franchise agreement; however, no hearing date has been set. The Company denies all of Plaintiff's claims, believes they are without merit, and will continue to vigorously defend this action.

        Robert Coshott v. Schlotzsky's, Inc., (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky's® Deli restaurant in Melbourne, Australia. In his petition, Plaintiff makes the following allegations: that he experienced problems with certain equipment specified or approved by the Company; that the Company's system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky's® Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff claims these acts constitute fraud and/or negligent misrepresentation and requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case has been set for trial on March 31, 2003. The Company denies all of Plaintiff's claims, believes they are without merit, and will continue to vigorously defend this action.

  Litigation

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

        On or about June 26, 2002, the court granted partial summary judgment in favor of the Company and other Defendants. Specifically, summary judgment was granted in favor of Defendants on Plaintiffs' claims of breach of the two area developer agreements, tortious interference, all claims arising prior to March 25, 1998, and all claims of breach of good faith, of violation of the DTPA, and of conspiracy arising prior to September 25, 1999. On September 24, 2002, the Court granted summary judgment in favor of John Wooley, dismissing him from the case. The remaining defendants deny all of Plaintiff's remaining claims, believe they are without merit, and will continue to vigorously defend this action.

Note 9.—Significant Non-cash Transactions

        Non-cash investing and financing activities during the quarter ended September 30, 2002 were as follows:

  •
  Notes payable totaling approximately $23,268,000 were issued for acquisition of area developer territory rights.
  •
  A capital lease liability totaling approximately $328,000 was recorded in conjunction with computers provided to franchisees and area developers.
  •
  Notes payable totaling approximately $1,899,000 were issued for acquisition of company-owned restaurants and intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The Company continues on its strategy of focusing on the growth of its three recurring revenue sources: royalties from franchisees, restaurant sales at Company-owned and operated restaurants and brand contribution (license fees from the sale of Schlotzsky's® Deli brand products to the restaurant system and in the retail sector). These sources comprised 97.7% of total Company revenue during the quarter ended September 30, 2002 compared to 94.6% in the prior year quarter.

        During 2002, the Company has continued to work towards its strategic objectives of increasing the number of Company-owned and operated restaurants, including larger, market leadership restaurants in Texas and other key markets; expanding the number of domestic franchised restaurants utilizing new store designs, incentive programs for existing franchisees and increased advertising to attract new franchisees; expanding the scope of Schlotzsky's® Deli brand product sales in the retail sector; continuing to control general and administrative expenses; and arranging credit facilities to support the reacquisition of the territorial rights of the Company's largest area developer and to fund the development of new Company-owned restaurants.

RESULTS OF OPERATIONS

        The following table reflects the changes in the Schlotzsky's® Deli system for the three and nine months ended September 30, 2002 and 2001. Systemwide data reflects both franchised and Company-owned restaurants. Percentage changes in sales-related data are based on comparison to the same period in the previous fiscal year.

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Restaurants Open—Beginning of Period	671	702	674	711

Openings During Period—
New	1	6	8	15
Reopenings	2	3	8	14

Total Openings	3	9	16	29
Closings During Period	(16)	(19)	(32)	(48)

Restaurants Open—End of Period	658	692	658	692

Systemwide Sales	$97,987,000	$106,165,000	$300,833,000	$323,119,000
Decrease in Systemwide Sales	(7.7)%	(4.7)%	(6.9)%	(0.9)%
Decrease in Same Store Sales	(6.3)%	(5.2)%	(5.7)%	(1.3)%
Average Weekly Sales	$11,357	$11,695	$11,539	$11,772
Increase (decrease) in Average Weekly Sales	(2.9)%	(1.7)%	(2.0)%	2.1%

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

        REVENUE. Total revenue decreased 2.7% to $15,093,000 from $15,507,000.

        ROYALTIES decreased 8.9% to $4,984,000 from $5,471,000. The decrease was due to a decreased number of franchised restaurants in 2002 compared to 2001 and a decrease in same store sales of 6.3%, partially offset by a continuing shift in restaurant mix towards larger, higher volume units.

        FRANCHISE FEES decreased 100.0% to $0 from $133,000. The decrease was principally the result of fewer openings of franchised restaurants during the three month period ended September 30, 2002, and waived fees, as compared to the same period in the prior year. The Company expects franchise fees to increase over the next year as franchise applicants complete the licensing process and open restaurants.

        DEVELOPER FEES decreased 71.8% to $59,000 from $209,000. The decrease is primarily attributed to the expiration of amortization on certain agreements and the recognition in income of deferred developer fees related to the termination of an international master licensee in 2001.

        RESTAURANT SALES increased 8.4% to $7,935,000 from $7,320,000. The increase was primarily due to an increase in the average number of restaurants operated by the Company during the third quarter of 2002, compared to the third quarter of 2001, partially offset by an 8.8% decrease in same store sales. As of September 30, 2002, there were 36 Company-owned restaurants, compared to 29 at September 30, 2001, of which 21 and 16, respectively, were available for sale. In the normal course of business, the Company expects to acquire additional restaurants from franchisees. While it is the Company's intention to refranchise these restaurants, the restaurants serve as a base of operations for Company personnel in their respective markets and, as such, are an important part of the franchising infrastructure. On October 26, 2002, two Company-owned restaurants were closed at the end of their lease terms.

        SCHLOTZSKY'S® DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 3.4% to $1,820,000 from $1,884,000. The decrease was primarily due to the effect of the decrease in systemwide sales for the quarter, partially offset by more favorable terms with certain major suppliers and an increase in sales through retail channels as compared to the same period in the prior year.

        OTHER FEES AND REVENUE decreased 39.9% to $294,000 from $489,000. The decrease was due to a decrease in expired franchise fees, a gain of approximately $154,000 on the sale of restaurant equipment recognized in the prior year quarter, and approximately $58,000 in real estate and transaction fees from the former Turnkey program recorded in the prior year quarter, partially offset by an increase in vendor contributions to conventions and franchisee meetings.

        OPERATING EXPENSES. SERVICE COSTS decreased 17.2% to $1,008,000 from $1,218,000, and as a percentage of royalties and franchise fees decreased to 20.4% from 21.7%. This decrease is primarily due to the Company's reacquisition of certain area developer territory rights during the third quarter of 2002 and the fourth quarter of 2001, as well as a decrease in royalty revenue. The Company expects royalty service costs, as a percentage of royalties, to further decrease in the fourth quarter of 2002 as a result of a full quarter effect of the exercise of the option to reacquire the Company's largest area developer territorial rights.

        RESTAURANT OPERATIONS EXPENSES increased 10.2% to $7,541,000 from $6,843,000. This increase was primarily due to the 8.4% increase in restaurant sales. RESTAURANT COST OF SALES increased 9.1% to $2,247,000 from $2,060,000 and increased as a percentage of net restaurant sales to 28.3% from 28.1%. RESTAURANT PERSONNEL AND BENEFITS COST increased 8.1% to $3,305,000 from $3,057,000 and decreased as a percentage of net restaurant sales to 41.7% from 41.8%. RESTAURANT OPERATING EXPENSES increased 15.3% to $1,989,000 from $1,725,000 and increased as a percentage of net restaurant sales to 25.1% from 23.6%. The increase in operating costs, as a percentage of net restaurant sales, was primarily due to the decrease in same store sales during the quarter, as there are certain operating costs, such as facility costs, that are fixed despite sales levels. The use of some Company-owned restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance. On an overall basis, costs, as a percentage of net restaurant sales, are higher at restaurants available for sale, and the proportion of restaurants available for sale to total Company-owned restaurants was higher this quarter as compared to the prior year quarter.

        EQUITY LOSS ON INVESTMENTS increased 78.8% to a loss of $59,000 from a loss of $33,000. The equity investment represents the Company's interest in a limited liability company that operates a Schlotzsky's® Deli restaurant which opened in 2000.

        GENERAL AND ADMINISTRATIVE EXPENSES decreased 0.8% to $4,834,000 from $4,873,000, and increased to 32.0% from 31.4% as a percentage of total revenue. The decrease from the prior year quarter was principally due to reduced salaries and benefits, reduced property taxes, and reduced provision for uncollectible accounts and impairment of assets, partially offset by increases in professional fees and contributions to local advertising groups.

        DEPRECIATION AND AMORTIZATION increased 18.8% to $1,273,000 from $1,072,000. The increase was primarily due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company-owned and operating restaurants during the quarter, partially offset by a reduction of approximately $60,000 in intangible asset amortization expense related to the adoption of SFAS No. 142. The Company expects a further increase in amortization expense in the fourth quarter of 2002 as a result of a full quarter effect of the exercise of the option to reacquire the Company's largest area developer territorial rights.

        INTEREST INCOME decreased 52.6% to $119,000 from $251,000. The decrease was due to the decrease in the amount of outstanding notes receivable as well as a decrease in average interest rate during the three-month period ended September 30, 2002 as compared to the same period in the prior year and the collection of certain previously reserved interest income in the prior year quarter.

        INTEREST EXPENSE increased 19.7% to $797,000 from $666,000 due primarily to the seller financed debt incurred on the exercise of the option to reacquire the Company's largest area developer territorial rights on August 31, 2002, partially offset by lower average interest rates and a decrease of approximately $74,000 of interest capitalized on Company-owned restaurants under construction as compared to the prior year quarter. The Company expects a further increase in interest expense in the fourth quarter of 2002 as a result of a full quarter of interest expense related to the debt incurred in conjunction with the option exercise.

        PROVISION FOR INCOME TAXES reflected a combined federal and state effective tax benefit rate of 20.0% for the third quarter of 2002, which was lower than the effective combined tax provision rate of 37.5% for the comparable period in 2001 primarily due to certain state taxes being based in part on factors other than income.

        NET INCOME decreased to a net loss of $240,000 for the three-month period ended September 30, 2002 from net income of $659,000 for the three-month period ended September 30, 2001. Losses per share, both basic and diluted, were $0.03 for the quarter ended September 30, 2002 compared to earnings of $0.09 per share during the comparable period in 2001.

Supplemental Restaurant Operations Information—Performance of Long-term Portfolio Deli Restaurants

        The following table is presented for the Schlotzsky's® Delis in the Company's long-term portfolio for the quarter ended September 30, 2002. As of September 30, 2002, this restaurant group included nine restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia. This group includes eleven freestanding restaurants (ten recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant. In accordance with the Company's internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report. Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the twelve

Schlotzsky's® Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Three Months Ended September 30, 2002 (in thousands)	Percentage of Gross Sales	Best Percentage Performance	Worst Percentage Performance
Gross sales	$3,983	100.0%
Less-discounts	199	5.0%	4.3%	5.8%

Net sales	3,784	95.0%
Cost of sales	1,043	26.2%	24.9%	27.3%
Personnel and benefits:
Crew costs	949	23.8%	21.9%	26.4%
Management costs	405	10.2%	6.3%	14.7%
Operating expenses:
Advertising	224	5.6%	3.6%	6.2%
Controllable expenses	287	7.2%	5.7%	9.7%

Operating income before facility costs and depreciation and amortization	876	22.0%	26.1%*	12.6%*
Facility costs	177	4.4%	1.5%	9.3%

Operating income before depreciation and amortization	$699	17.5%

*
Represents the actual best and worst percentage performance for a restaurant in the group. The best and worst performance on a composite basis would be 31.8% and 0.5%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

        REVENUE. Total revenue decreased 1.4% to $46,242,000 from $46,918,000.

        ROYALTIES decreased 7.6% to $15,368,000 from $16,639,000. The decrease was due to a decreased number of franchised restaurants in 2002 compared to 2001 and a decrease in same store sales of 5.7%, partially offset by a continuing shift in restaurant mix towards larger, higher volume units.

        FRANCHISE FEES decreased 80.5% to $62,000 from $318,000. The decrease was principally the result of fewer openings of franchised restaurants as well as a decrease in average franchise fee recognized per opening during the nine month period ended September 30, 2002 as compared to the same period in the prior year. The decrease in franchise fee per restaurant opening is due to the Company's incentive program that was initiated at the beginning of 2002 for existing franchisees to open up additional locations during 2002. The Company expects franchise fees to increase over the next year as franchise applicants complete the licensing process and open restaurants.

        DEVELOPER FEES decreased 52.8% to $179,000 from $379,000. The decrease is primarily attributed to the expiration of amortization on certain agreements and the recognition in income of deferred developer fees related to the termination of an international master licensee during 2001.

        RESTAURANT SALES increased 7.5% to $24,075,000 from $22,385,000. The increase was primarily due to an increase in the average number of restaurants operated by the Company during 2002 compared to 2001, partially offset by an 8.3% decrease in same store sales. As of September 30, 2002, there were 36 Company-owned restaurants, compared to 29 at September 30, 2001, of which 21 and 16, respectively, were available for sale. In the normal course of business, the Company expects to acquire additional restaurants from franchisees. While it is the Company's intention to refranchise these restaurants, the restaurants serve as a base of operations for Company personnel in their respective markets and, as such, are an important part of the franchising infrastructure. On October 26, 2002, two Company-owned restaurants were closed at the end of their lease terms.

        SCHLOTZSKY'S® DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 2.0% to $5,694,000 from $5,580,000. The increase was primarily due to more favorable terms with certain major suppliers than the prior year period, the recognition of $151,000 in past due fees from a licensee during the second quarter of 2002, and an increase in sales through retail channels, partially offset by the effect of the decrease in systemwide sales.

        OTHER FEES AND REVENUE decreased 46.6% to $863,000 from $1,617,000. The decrease was due to reduced vendor contributions to conventions and franchisee meetings, a decrease in expired franchise fees and transfer fees, gains of approximately $330,000 on the sale of restaurants available for sale and restaurant equipment recognized in the prior year, and approximately $170,000 in real estate and transaction fees from the former Turnkey program recorded in the prior year.

        OPERATING EXPENSES. SERVICE COSTS decreased 13.3% to $3,276,000 from $3,780,000, and as a percentage of royalties and franchise fees declined to 21.3% from 22.3%. This decrease is primarily due to the Company's reacquisition of certain area developer territory rights during the fourth quarter of 2001 and the third quarter of 2002, as well as a decrease in royalty and franchise fee revenue. The Company expects royalty service costs, as a percentage of royalties, to further decrease in the fourth quarter of 2002 as a result of the full quarter effect of the exercise of the option to reacquire the Company's largest area developer territorial rights.

        RESTAURANT OPERATIONS EXPENSES increased 6.8% to $22,147,000 from $20,737,000. This increase was primarily due to the 7.5% increase in restaurant sales. RESTAURANT COST OF SALES increased 8.0% to $6,755,000 from $6,254,000 and increased as a percentage of net restaurant sales to 28.1% from 27.9%. RESTAURANT PERSONNEL AND BENEFITS COST increased 3.9% to $9,767,000 from $9,404,000, but decreased as a percentage of net restaurant sales to 40.6% from 42.0%. The decrease, as a percentage of net restaurant sales, was due to improved labor scheduling. RESTAURANT OPERATING EXPENSES increased 10.8% to $5,625,000 from $5,079,000 and increased as a percentage of net restaurant sales to 23.4% from 22.7%. The increase in operating costs, as a percentage of net restaurant sales, was due to higher voluntary contributions to the Austin advertising cooperative, increased facility costs, and a decrease in same store sales, partially offset by increased operational efficiencies and cost controls. The use of some Company-owned restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance. On an overall basis, costs, as a percentage of net restaurant sales, are higher at restaurants available for sale, and the proportion of restaurants available for sale to total Company-owned restaurants was higher this period than the period last year.

        EQUITY LOSS ON INVESTMENTS increased 57.5% to a loss of $137,000 from a loss of $87,000. The equity investment represents the Company's interest in a limited liability company that operates a Schlotzsky's® Deli restaurant which opened in 2000.

        GENERAL AND ADMINISTRATIVE EXPENSES decreased 2.8% to $14,149,000 from $14,563,000, and decreased to 30.6% from 31.0% as a percentage of total revenue. The decrease from the prior year was principally due to reduced salaries and benefits, reduced property taxes, and reduced provision for uncollectible accounts and impairment of assets, partially offset by increases in lease guarantee expense, professional fees, start-up fees for a technology help desk, and contributions to local advertising groups.

        DEPRECIATION AND AMORTIZATION increased 10.7% to $3,443,000 from $3,110,000. The increase was primarily due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company-owned and operating restaurants during 2002 as compared to the prior year, partially offset by a reduction of approximately $181,000 in intangible asset amortization expense related to the adoption of SFAS No. 142. The Company expects a further increase in amortization expense in the fourth quarter of 2002 as a result of the full quarter effect of the exercise of the option to reacquire the Company's largest area developer territorial rights during the third quarter.

        INTEREST INCOME decreased 44.9% to $431,000 from $782,000. The decrease was due to the decrease in the amount of outstanding notes receivable, the nonrecognition of interest income on certain underperforming notes receivable and a decrease in average interest rate during the nine month period ended September 30, 2002 as compared to the same period in the prior year, partially offset by the cash receipt of $77,000 in interest on a nonaccruing note receivable.

        INTEREST EXPENSE decreased 4.8% to $2,055,000 from $2,158,000 due to lower average interest rates and a decrease of approximately $93,000 of interest capitalized on Company-owned restaurants under construction as compared to the prior year. The Company expects an increase in interest expense in the fourth quarter of 2002 as a result of a full quarter of interest expense related to the debt incurred in conjunction with the option exercise.

        PROVISION FOR INCOME TAXES reflected a combined federal and state effective tax rate of 40.2% for the nine months ended September 30, 2002, which was higher than the effective combined tax rate of 38.7% for the comparable period in 2001 primarily due to certain state taxes being based in part on factors other than income.

        NET INCOME decreased to $876,000 from $2,001,000 and decreased as a percentage of total revenue to 1.9% from 4.3% due to the factors discussed above. Earnings per share, both basic and diluted, were $0.12 for the nine months ended September 30, 2002 compared to $0.27 in the prior year.

Supplemental Restaurant Operations Information—Performance of Long-term Portfolio Deli Restaurants

        The following table is presented for the Schlotzsky's® Delis in the Company's long-term portfolio for the nine months ended September 30, 2002. As of September 30, 2002, this restaurant group included nine restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia. This group includes eleven freestanding restaurants (ten recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant. In accordance with the Company's internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report. Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the twelve Schlotzsky's® Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Nine Months Ended September 30, 2002 (in thousands)	Percentage of Gross Sales	Best Percentage Performance	Worst Percentage Performance
Gross sales	$12,414	100.0%
Less-discounts	624	5.0%	4.3%	5.9%

Net sales	11,790	95.0%
Cost of sales	3,217	25.9%	24.8%	26.3%
Personnel and benefits:
Crew costs	2,864	23.1%	21.5%	25.6%
Management costs	1,245	10.0%	6.4%	14.5%
Operating expenses:
Advertising	725	5.8%	4.0%	6.9%
Controllable expenses	811	6.5%	4.2%	8.8%

Operating income before facility costs and depreciation and amortization	2,928	23.6%	30.2%*	14.1%*
Facility costs	515	4.1%	0.5%	8.4%

Operating income before depreciation and amortization	$2,413	19.4%

*
Represents the actual best and worst percentage performance for a restaurant in the group. The best and worst performance on a composite basis would be 34.2% and 3.6%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased $2,277,000 in the nine months ended September 30, 2002, and increased $39,000 in the nine months ended September 30, 2001. Cash flows are impacted by operating, investing and financing activities as described below.

        Operating activities provided $3,844,000 of cash in 2002 and $6,013,000 of cash in 2001. The decrease in cash provided in 2002 compared to 2001 was the net result of an increased use of cash for certain working capital accounts, reduced net income, and decreased provisions for uncollectible accounts and impairment of assets, partially offset by increased depreciation and amortization and a decrease in the amount of deferred revenue amortized.

        Investing activities used $2,688,000 and $2,052,000 of cash in 2002 and 2001, respectively. The increase in cash used in 2002 compared to 2001 was the net result of an increase in cash expenditures for intangible assets, a decrease in proceeds from the sale of real estate held for sale and reduced collections of notes receivable, partially offset by a decrease in expenditures for new Company-owned restaurants and reduced issuance of notes receivable.

        Financing activities used $3,434,000 and $3,922,000 of cash in 2002 and 2001, respectively. The decrease in cash used in 2002 compared to 2001 is primarily the net result of decreased treasury stock purchases, partially offset by an increase in net repayments of debt.

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

As of August 13, 2002, when the term note under the Credit Agreement was paid off, the Company is no longer subject to these restrictive covenants. Certain mortgage debt of the Company also contains restrictive covenants. At September 30, 2002, the Company was in compliance with such covenants. However, any failure to remain in compliance with the restrictive covenants of the Company's mortgages in the future could have material adverse consequences to the Company.

        As of September 30, 2002, the Company's scheduled maturities of debt for the ensuing twelve months approximate $8,079,000 (including short-term debt).

        The Company guarantees certain loans, leases and other obligations of franchisees and others. At September 30, 2002, these contingent liabilities totaled approximately $28,943,000. The following tables present certain of the Company's obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of September 30, 2002.

	Payments Due by Period As of September 30, 2002
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term Debt	$926,454	$926,454	$—	$—	$—
Long-term Debt	53,483,883	7,153,479	33,460,782	4,800,896	8,068,726
Operating Leases	19,440,195	2,001,610	3,934,704	3,238,201	10,265,680
		Amount of Commitment Expiration Per Period As of September 30, 2002
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Guarantees	$28,942,886	$4,818,693	$6,278,614	$511,302	$17,334,277

        In the normal course of business the Company may reacquire certain restaurants from franchisees due to the financial commitments involved as a result of the guarantees discussed above. While the Company intends to refranchise these restaurants, the Company believes that the operation of these restaurants is an important part of the franchising infrastructure as they serve as bases of operation for Company personnel in their respective markets.

        The Company plans to develop additional Company-owned restaurants, including larger format restaurants that will compete in the bakery/café segment, for market leadership purposes, beginning with key markets in its home state of Texas and certain other key markets. One restaurant is under construction in the Austin area, which is expected to open in the first quarter of 2003. The Company has received a lending commitment for this restaurant. The Company has also acquired the building sites for three additional restaurants in the Austin area, two of which may be opened by limited liability companies in which the Company will have an equity interest. An operating lease has also been signed for a restaurant in the Houston area, and sites for additional restaurants in Texas and other markets are under consideration.

        On August 30, 2002, the Company exercised its option to reacquire the territorial rights of its largest area developer. This area covers major markets in Texas, including Houston, Dallas, Fort Worth and San Antonio, and portions of 10 other states, primarily in the South, Midwest and Western United States. The purchase price of the option was $28,850,000. At the time of closing, previously paid deposits of $5.1 million were applied to the purchase price, an additional $500,000 cash payment was made, and the Company entered into a seller-financed note for $23,268,000. The note will bear interest at 8% and require monthly payments of principal and interest of $520,000 through May 2005. Remaining principal is due in June 2005.

        The Company requires additional financing to develop new Company-owned restaurants and to aggressively pursue its other initiatives. The Company is pursuing financing alternatives, including asset-backed financing secured by intellectual property and related royalty rights and agreements. If implemented, the Company would create wholly-owned subsidiaries to hold its intellectual property and related royalty rights and agreements and to manage and service these assets. The Company will also pursue real estate mortgages to provide some of the financing for new Company-owned restaurants. The Company believes its borrowing capacity, as well as cash generated from operations, will be sufficient to allow it to meet its financing requirements and satisfy its other obligations.

        The Company's Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock. In 1998, 10,000 shares were repurchased for $105,000. Since December 31, 2000, through September 30, 2002, the Company has repurchased an additional 179,525 shares at a total cost of approximately $738,000.

        Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Forward-Looking Statements

        This report contains some statements that are not historical information and are considered "forward-looking statements," as defined under the federal securities laws. Forward-looking statements reflect the Company's expectations based on current information. Forward-looking statements include those regarding the business plans and prospects of the Company. The Company undertakes no obligation to update any forward-looking statements. Shareholders and prospective investors are cautioned that actual future results may be materially different because of various risks and uncertainties, including but not limited to the following: national, regional and local economic conditions; the Company's ability to obtain credit facilities to accommodate the development of new Company-owned restaurants; the success of the Company's restaurant operations; the success of the Company's new restaurant development strategy and the Company's efforts to sell new franchise licenses; the financial stability of the Company's franchisees; the success of the expansion of the reach of the Company's brand; the results of pending or threatened legal proceedings; the disposition of restaurants available for sale; and factors identified in the Company's Form 10-K under the heading "Risk Factors."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Changes in short-term interest rates on loans from financial institutions could materially affect the Company's earnings because the interest rates charged on certain underlying obligations are variable.

        At September 30, 2002, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $71,000 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of filing this Form 10-Q, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

        There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

        Kimberly Garland v. Schlotzsky's, Inc., Schenck & Associates, John Wooley, Darrell Kolinek, Kelly Arnold, Joyce Cates, Brian Wieters, David Gerstner and Jeffrey Noeldner, (Case No. 01-CV 2377), was filed on December 26, 2001, in the United States District Court for the District of Minnesota. Plaintiff is a franchisee in Apple Valley, Minnesota. She brought claims against the Company, her Area Developer (Noeldner), several officers and past and present employees of the Company (Wooley, Kolinek, Arnold, Wieters, and Cates), her accountant (Gerstner), and his accounting firm. Plaintiff purchased her restaurant pursuant to the Company's Turnkey Program. She claims she was fraudulently induced into participating in the Program. She contends that, at the urging of defendant Noeldner, she submitted cash flow projections, prepared by defendant Gerstner, that were allegedly unreasonable and inflated. Plaintiff alleges that the Turnkey Program was a scheme to promote rapid growth, recognize revenue, and develop restaurants that were not financially viable. The Complaint includes claims of fraudulent and/or negligent misrepresentations and omissions, and alleged violations of the Minnesota Uniform Deceptive Trade Practices Act ("DTPA"), the Minnesota Franchise Act, and the Texas DTPA. Plaintiff is seeking rescission and actual and compensatory damages of an unspecified amount and attorneys' fees. On May 7, 2002, the Company filed a motion to dismiss, or in the alternative, to stay the proceedings in order to compel arbitration pursuant to a provision contained in Plaintiff's franchise agreement; however, no hearing date has been set. The Company denies all of Plaintiff's claims, believes they are without merit, and will continue to vigorously defend this action.

        Robert Coshott v. Schlotzsky's, Inc., (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky's® Deli restaurant in Melbourne, Australia. In his petition, Plaintiff makes the following allegations: that he experienced problems with certain equipment specified or approved by the Company; that the Company's system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky's® Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff claims these acts constitute fraud and/or negligent misrepresentation and requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case has been set for trial on March 31, 2003. The Company denies all of Plaintiff's claims, believes they are without merit, and will continue to vigorously defend this action.

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

        On or about June 26, 2002, the court granted partial summary judgment in favor of the Company and other Defendants. Specifically, summary judgment was granted in favor of Defendants on Plaintiffs' claims of breach of the two area developer agreements, tortious interference, all claims arising prior to March 25, 1998, and all claims of breach of good faith, of violation of the DTPA, and of conspiracy arising prior to September 25, 1999. On September 24, 2002, the Court granted summary judgment in favor of John Wooley, dismissing him from the case. The remaining defendants deny all of Plaintiff's remaining claims, believe they are without merit, and will continue to vigorously defend this action.

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

  99.1
  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer.

  99.2
  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard H. Valade, Chief Financial Officer.

  99.3
  Press release dated November 13, 2002, reporting the Company's financial results for the quarter ended September 30, 2002.

  b)
  Current Reports on Form 8-K:

    The Registrant filed a Current Report on Form 8-K dated September 3, 2002, containing a press release dated August 30, 2002, announcing the Company's completion of the purchase of area developer rights from NS Associates I, Ltd.

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

Austin, Texas
November 14, 2002

CERTIFICATION

I, John C. Wooley, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Schlotzsky's, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ JOHN C. WOOLEY John C. Wooley Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Richard H. Valade, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Schlotzsky's, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ RICHARD H. VALADE Richard H. Valade Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)