Form 10-K
period 2002-12-31
SCHLOTZSKYS INC
filed 2003-03-31
CIK 1002178

Use these links to rapidly review the document
INDEX
SCHLOTZSKY'S, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27008

Schlotzsky's, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-2654208
(State or other Jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
203 Colorado Street, Austin, Texas 78701 (Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (512) 236-3600
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ National Market
Securities registered pursuant to Section 12(g) of the Act: Preferred Stock Purchase Rights

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002, was approximately $26,805,000 based upon the last sales price on June 28, 2002, on the NASDAQ National Market System for the Company's common stock. Registrant had 7,319,887 shares of Common Stock outstanding on March 24, 2003.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [    ] No [X]

DOCUMENTS INCORPORATED BY REFERENCE

        None.

SCHLOTZSKY'S, INC.

PART I

ITEM 1. BUSINESS

INTRODUCTION

        Schlotzsky's, Inc., is a franchisor and operator of restaurants in the fast casual sector under the Schlotzsky's® Deli brand. Schlotzsky's Deli restaurants offer a menu of distinctive, high quality foods featuring our proprietary breads, complemented by excellent customer service in a visually appealing setting. Our current menu includes upscale made-to-order hot sandwiches and pizzas served on our proprietary buns and crusts, wraps, chips, salads, soups, fresh baked cookies and other desserts, and beverages. At December 31, 2002, the system included 607 franchised restaurants and 36 Company-operated restaurants located in 37 states, the District of Columbia and six foreign countries.

        Our executive offices are located at 203 Colorado Street, Austin, Texas 78701, our telephone number is (512) 236-3600, and our website is www.schlotzskys.com. Our filings with the Securities and Exchange Commission and our Annual Reports to Shareholders are available on our website but are not incorporated into this Annual Report on Form 10-K.

        We generated our revenues of approximately $60.5 million for 2002 through two business segments:

  1.
  Franchise Operations. Our Franchise Operations segment is a key source of revenues through royalties we collect from our franchisees for the use of our trademarks and operating systems and license fees we receive from manufacturers and supply chain managers of Schlotzsky's Deli brand products. This segment encompasses franchising of restaurants, assisting franchisees and licensing the manufacture of Schlotzsky's Deli brand products. Several brand products, including chips, cheeses and meats, are available for retail sale in grocery and other retail stores.

  2.
  Restaurant Operations. Our Restaurant Operations segment includes 14 restaurants in our long-term portfolio that we intend to operate for the purposes of leadership of the franchise system and, in certain cases, to stimulate the redevelopment of certain markets. These stores also are used to demonstrate sales potential and key operating metrics, to build brand awareness, and to serve as laboratories for product development, concept refinement, product and process testing, and training. We also operate 22 restaurants that were developed for or acquired from franchisees and are being operated until they are re-franchised.

        See Note 16 to the Consolidated Financial Statements for financial information regarding our business segments.

        As used in this report, the terms "Company,""Schlotzsky's," "us," and "we" refer to Schlotzsky's, Inc. and its subsidiaries unless the context indicates otherwise.

SCHLOTZSKY'S DELI SYSTEM
Franchising

        Franchise Philosophy.    We have generally adopted the strategy of franchising, rather than owning, the majority of the system's restaurants. Franchising allows us to expand the number of restaurants and penetrate markets more quickly and with less capital than developing Company-operated restaurants. In general, franchisees have been on-premise operators; however, we may consider licensing multi-unit operators. Area developers play a role in our franchising program in certain territories by monitoring and providing support to franchised restaurants and in some territories by also recruiting qualified franchisees.

        Franchise Agreements.    We enter into an agreement with each franchisee granting the franchisee the right to develop a restaurant within a defined local market area for a finite period of time. In most cases, we have reserved the right to license sales of sandwiches, pizzas and other products in alternative retail outlets within that market area. Under our current standard franchise agreement, the franchisee pays a fee of $30,000 for each restaurant. The current standard franchise agreement provides for a term of 20 years (with one ten-year renewal option), payment of a royalty of 6% of contractual restaurant sales, and advertising contributions of 4% of contractual restaurant sales. Contractual sales are based on the definitions in our franchise agreements and add to net sales any discounts for employee and manager meals at franchised restaurants, as well as Company-operated restaurants, and are a principal driver of our revenue because royalty revenue is based on the contractual sales of our franchised restaurants. About 10% of our franchisees signed older forms of franchise agreements that require them to pay a royalty of only 4% of contractual sales. The terms of our franchise agreements have changed in the past in response to new laws and the franchise market in general, and they may change in the future.

        Franchisee Training and Support.    We have approximately 360 franchisees for our 607 franchised restaurants. We provide on-the-job training at various restaurants and on-the-job and classroom training at our flagship restaurant and national training center, which we opened in Austin, Texas in 1995. Franchisees may enroll each of their restaurant managers in our training program. We, or an area developer, provide an on-site training crew before and after the opening of a franchisee's first restaurant, as well as providing ongoing service and support. We also provide updated operating and marketing information and maintain ongoing communication with franchisees, through conference calls, a call center and computer communications. Franchised restaurants receive ongoing service and support, and are periodically inspected by area developers and by our field service representatives to monitor compliance with our standards and specifications as set forth in the franchise agreement and our manuals.

        Area Developers.    Beginning in the early 1990s, we entered into a series of contracts for area developers who played a large role in franchise sales and franchisee services in particular markets. The area developer program has played an important part of our growth strategy, but over the past four years we have repurchased some of those area developer territories or modified the contracts to decrease their responsibilities and their compensation. We may enter into similar transactions with existing area developers, but there can be no assurance that such transactions will occur. In August 2002, we acquired the territorial rights of our largest area developer. We do not intend to expand the area developer program beyond our existing markets.

        In exchange for a non-refundable fee, generally paid by cash and a note, area developers were granted exclusive rights to one or more development territories in the United States, typically for a term of 50 years. We retain a right of first refusal with respect to any proposed sale of rights by an area developer. If an area developer fails to meet its obligations, we can terminate the contract or repurchase its territory.

        We typically pay compensation to area developers who retained their original sales and service obligations based on 50% of all franchise fees paid by franchisees in their territories. In addition, we also pay these area developers compensation generally based on 2.5% of franchisees' restaurant contractual sales, constituting approximately 42% of the royalties received under franchise agreements providing for 6% royalties. Compensation payable to those area developers with reduced responsibilities has been reduced to approximately 1.25% of franchisees' restaurant sales, or approximately 21% of royalties.

        International Master Licensees.    We have granted non-assignable rights to master licensees to develop restaurants in certain foreign countries. A master licensee is typically licensed for 50 years to use our trademarks in a designated territory and may grant area development rights and franchises in that territory. Unlike area developers, master licensees serve as sub-franchisors in their respective territories. When a master license is granted, the master licensee pays us a negotiated, nonrefundable license fee.

Restaurant Development

        Location and Design.    We often assist franchisees in identifying restaurant sites, although franchisees are responsible for selecting restaurant locations acceptable to us. Site selection criteria are based on several factors, such as accessibility and visibility of the site and selected demographic factors, including population, residential and commercial density, income, age and traffic patterns.

        We also assist owners of older restaurants in finding economically feasible ways to upgrade or remodel their restaurants to maintain consistency with our brand image and competitiveness in their markets. We have developed a variety of standard restaurant designs and specifications for freestanding and shopping center restaurants that can be adapted to a variety of real estate layouts. These designs may be adapted to existing restaurants and other retail spaces with our approval, such as rehabilitating or renovating buildings that were originally designed for completely different concepts.

        Restaurant Cost.    Capital requirements incurred by a franchisee to open a restaurant vary depending on the location and size of the restaurant, whether the restaurant is free-standing or in a shopping center, development or rehabilitation costs, whether the restaurant is owned or leased, and the specific terms of any related loan or lease agreement. Shopping center restaurants are currently estimated to cost approximately $450,000 to $650,000 and vary based on size and the level of landlord contribution to construction costs. Leased freestanding buildings have a similar cost depending on the size of the building and the terms and conditions of the lease. If a franchisee were to purchase the land and own and develop the land and building instead of leasing, then the total investment would be approximately $1,650,000 to $1,850,000, with the largest variables being cost of land and land development. In addition, the franchisee will need adequate working capital to support their business start-up and pay us all required initial fees.

        Prior Restaurant Development Services.    From 1995 until 2000, while franchisees were primarily responsible for their own restaurant development, we developed a number of restaurants in which we were involved in acquiring sites, building restaurants for franchisees and sometimes guaranteeing franchisee debts or leases related to the restaurant, under what we referred to as our Turnkey program. Under this program, we would typically perform or oversee various restaurant development services and entered into guarantees for lease agreements or mortgage loans in exchange for a fee. We sometimes provided interim financing to the franchisee to purchase a restaurant built under the Turnkey program or to purchase land and construct the building for a new restaurant. The interim loan was typically either sold to, or refinanced by, an institutional lender. We typically provided credit enhancement for the franchisee in the form of a limited guaranty in favor of the lender. We sometimes also made a long-term loan to the franchisee for a portion of the cost of the restaurant. These loans were usually subordinated to the institutional lenders. During this period from 1995 until 2000, the majority of restaurants built were developed outside of the Turnkey program. In 2000, the Turnkey program was cancelled. Despite the program's cancellation, we expect that we may be required to perform on guarantees or, in certain limited instances, provide guarantees, subordinated loans or take on an equity interest for franchisees, particularly those who purchase restaurants available for sale from us. As of December 31, 2002, we had guaranteed an aggregate of approximately $22.0 million of franchisee obligations, which is principally comprised of real estate and equipment leases and mortgages.

Schlotzsky's Deli Restaurant Locations

        At December 31, 2002, the Schlotzsky's Deli system consisted of 643 restaurants open and operating in 37 states, the District of Columbia, and six foreign countries. At December 31, 2001 and 2000, the system included 674 and 711 restaurants open and operating, respectively.

RESTAURANT LOCATIONS AS OF DECEMBER 31, 2002

Location	Number of Restaurants
United States:
Texas	189
Georgia	28
North Carolina	28
Tennessee	28
Arizona	25
Illinois	25
Colorado	21
Michigan	21
Wisconsin	21
Florida	20
Oklahoma	18
South Carolina	16
Alabama	15
Indiana	14
Kansas	13
Missouri	13
California	12
Ohio	10
Arkansas	9
Louisiana	9
New Mexico	9
Oregon	9
Minnesota	8
Nevada	8
Virginia	8
Kentucky	7
Utah	7
Mississippi	6
Washington	6
Idaho	5
Nebraska	5
West Virginia	4
South Dakota	3
North Dakota	2
Pennsylvania	2
Alaska	1
District of Columbia	1
New York	1

Total Domestic	627

International:
Turkey	5
South Korea	4
China	3
Guatemala	2
Canada	1
Germany	1

Total International:	16

Total Domestic & International:	643

Brand Products

        We have licensed certain manufacturers to produce Schlotzsky's Deli brand meats, cheeses, potato chips and other products. We receive licensing fees from these manufacturers and supply chain managers based on their sales of brand products to distributors, who in turn sell to our restaurants. While franchisees are not required to purchase brand products, other than our proprietary flour mixes and paper products, we believe that most franchisees prefer them because they are of equal or superior quality compared to other brand name products.

        Since 1999, we have also licensed certain brand products for sale outside of the restaurant system. Schlotzsky's Deli brand meats, cheeses and potato chips are available for retail sale in certain grocery chains and other retail outlets in selected markets. We are continuing to seek distribution in additional retail outlets and markets and are exploring additional products for inclusion in this program.

        We do not manufacture, warehouse or distribute Schlotzsky's Deli brand products. We continually strive to improve the supply chain for our franchisees and our Company-operated restaurants. We have worked with a variety of different food distributors, but currently one national food distribution company distributes substantially all of the brand products needed to operate one of our restaurants.

Restaurant Operations

        We opened our Marketplace restaurant and national training center in Austin, Texas, in 1995, and have continued to expand our portfolio of Company-operated locations, particularly since the 1999 acquisition of certain restaurants in Austin, Texas, and the re-acquisition of the Austin development territory. Three of the 14 restaurants in our long-term restaurant portfolio (two in Austin and one in Houston) are Marketplace restaurants, which are operated for research and development and training and, along with a Schlotzsky's Deli, include a full bakery producing pastries, muffins and other baked goods for sale in the Marketplace restaurant and in the coffee bar section of certain other Company-operated restaurants. We expect to open additional Company-operated restaurants for market leadership purposes, beginning with key markets in our home state of Texas.

        We also operate 22 other restaurants developed for or acquired from franchisees on a purchase or lease basis. We intend to re-franchise these restaurants and do not consider these restaurants to be part of our long-term portfolio of Company-operated units, but classify them as "Restaurants Available for Sale." In the interim, these restaurants serve as a base of operations for Company personnel in their respective markets and, as such, are an important part of the franchising infrastructure.

MARKETING AND ADVERTISING

        We seek to become a well-known national brand. Schlotzsky's N.A.M.F., Inc. ("NAMF"), a Texas not-for-profit corporation, along with Schlotzsky's National Advertising Association, Inc. ("NAA"), also a Texas not-for-profit corporation that was merged into NAMF as of December 30, 2002, is responsible for funding the marketing and advertising for our system. NAMF utilizes national, regional, local and cable television advertising, as well as radio, freestanding inserts and direct mail to present advertising messages to consumers. The allocation between national, regional and local advertising will vary from time to time depending on pricing and other factors.

        Franchisees are required by the terms of their franchise agreements to spend at least 4% of their restaurant's contractual sales on advertising and we encourage them to spend more than the minimum. Effective January 1, 2001, we began collecting three quarters of that 4% contribution for advertising through NAMF and NAA. The remainder of the 4% was spent locally by individual franchisees or by local advertising groups formed in order to maximize the benefits of local advertising for members. Effective February 2003, 4% of contractual sales will be collected on a national basis and will be used for national, regional and local advertising and marketing, managed on a centralized basis. Company-operated restaurants contribute to advertising funds on the same basis as franchised restaurants. NAMF reimburses us for personnel and other costs that we incur related to the marketing and advertising for our system.

COMPETITION

        The food service industry is intensely and increasingly competitive with respect to concept, price, location, food quality and service. There are many well-established competitors with substantially greater financial strength, market share, media presence, points of distribution and other resources than us. Such competitors include a large number of national and regional food service companies, including fast food and quick-service restaurants, fast casual dining restaurants, casual dining restaurants, delicatessens, pizza restaurants and other dining establishments. There are also new and growing competitors in the fast casual upscale sandwich category in which the Company primarily operates. Some of our competitors have been in business longer than we have and are better established in markets where our restaurants are or may be located. We believe that we compete for franchisees with franchisors of other restaurants and various concepts.

        Competition in the food service business is affected by changes in consumer taste, economic conditions, demographic trends, traffic patterns, the cost and availability of real estate, qualified labor, product availability and local competitive factors. Our area developers and we attempt to assist franchisees in managing or adapting to these factors, but no assurance can be given that some or all of these factors will not adversely affect some or all of our restaurants.

TRADEMARKS AND TRADE SECRETS

        We own several trademarks that are protected under common law and/or are registered with the United States Patent and Trademark Office. Included among the marks that are registered with the Patent and Trademark Office is the name and mark "Schlotzsky's." We have also registered or applied to register many of our trademarks in various foreign countries. The potential duration of trademarks is generally unlimited, subject to continued use and registration renewals. We, and our suppliers, protect our recipes and techniques as trade secrets. We have not generally sought patent protection for these recipes or techniques, and it is theoretically possible that competitors could develop recipes and techniques that duplicate or closely resemble ours, including the recipe and techniques relating to our distinctive bread. We consider our trademarks and trade secrets to be materially important to our business and key to our strategy of differentiation. We seek to protect our trade secrets through various internal controls such as confidentiality agreements.

GOVERNMENT REGULATION

        We must comply with regulations adopted by the Federal Trade Commission (the "FTC") and with several state laws that apply to the offer and sale of franchises, including those requiring that prospective franchisees receive a franchise offering circular containing certain prescribed information. We must also comply with several state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, including those requiring the franchisor to deal with its franchisees in good faith; prohibiting interference with a right of free association among franchisees; regulating discrimination among franchisees with regard to charges; restricting the development of new restaurants within certain distances from existing franchised restaurants; or restricting a franchisor's rights to terminate a franchise agreement by requiring any of the following: "good cause," advance notice, an opportunity to cure defaults, or repurchase the franchisee's inventory or other compensation. To date, these laws have not precluded us from seeking franchisees in any state and have not had a material adverse effect on our franchise operations.

        We and our franchisees, in the operation of the restaurants, must comply with federal, state and local laws and regulations regarding health, sanitation, safety, fire, zoning, environment, wages, working hours, working conditions, disabilities, and alcoholic beverages (where applicable). Any failure to comply with such laws or to obtain or maintain applicable permits can adversely impact or prevent the opening or continued operation of a restaurant. To date, our business has not been materially affected by any such noncompliance. Many of our restaurant employees receive compensation at rates related to the federal minimum wage and, accordingly, increases in the minimum wage increase labor costs at those locations. Compliance with environmental and other laws and regulations has impacted the cost of new restaurants, but we believe it has not prevented development of new restaurants. Compliance with securities law regulations and new rules under the Sarbanes-Oxley Act is expected to impact our cost as a publicly traded company.

EMPLOYEES

        As of December 31, 2002, we employed 150 full-time equivalent personnel at our corporate headquarters or as field personnel and 825 personnel at Company-operated restaurants. None of our employees is covered by a collective bargaining agreement or represented by a labor union. We believe our relationship with our employees is good.

FORWARD-LOOKING STATEMENTS

        This report contains statements that are not historical information and are considered "forward-looking statements," as defined under the federal securities laws. Forward-looking statements may also be included from time to time in other written and oral communications by us or by our authorized representatives. Forward-looking statements include, but are not limited to, those related to: our business and growth strategies; the availability of financing for us and our franchisees; the impact of increased competition within the fast casual segment of the restaurant industry on restaurant sales; new restaurant development; continued viability of restaurants during weak economy; sales, costs and earnings projections; the sufficiency of operating cash flows, working capital and borrowings for our future liquidity and capital resource needs; the results of pending or threatened legal proceedings; the disposition of restaurants available for sale; future distribution of Schlotzsky's Deli brand products; the expected recruitment of multi-unit operators and franchisees; and the future declaration and payment of dividends. Although forward-looking statements reflect our expectations based on then-current information, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements. There can be no assurance that forward-looking statements will actually be achieved. Actual future results may be materially different from the forward-looking statements because of various risks and uncertainties, including but not limited to those identified in this report under the heading "Risk Factors."

RISK FACTORS

        In addition to the other information contained in this report, the following factors should be considered carefully in evaluating the Company:

        New Restaurant and Restaurant Upgrade Strategy.    We have initiated several measures to stimulate the development of new Schlotzsky's Deli restaurants or renovation of existing restaurants by our franchisees, including updating shopping-center model restaurant designs, developing improved menu formats, increasing the number of employees devoted to franchisee development, and increasing advertising aimed at prospective franchisees. Although we believe these actions are appropriate, there can be no assurance they will result in the opening of more restaurants. Some franchisees may choose to close their restaurants rather than invest in remodels or upgrades as encouraged by us or required under the terms of their franchise agreements. During 2002, 2001 and 2000, our franchisees and we opened 13, 18 and 32 new Schlotzsky's Deli restaurants, respectively. The number of openings and the performance of new restaurants will depend on various factors, including: the availability of suitable sites for new restaurants; the ability to recruit financially and operationally qualified franchisees; the ability of franchisees to negotiate acceptable lease or purchase terms, obtain required capital, meet construction schedules, and hire and train qualified restaurant personnel; the establishment of brand awareness in new markets; our ability to manage anticipated growth; and our ability to implement restaurant renovations and upgrades. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview."

        Dependence on Franchising Concept.    Because royalties from franchised restaurants are a principal component of our revenue base, our performance depends upon the ability of our franchisees to capitalize on and properly execute the Schlotzsky's Deli concept. The operation of a Schlotzsky's Deli restaurant requires a franchisee's significant and continued effort in areas such as product quality, customer service, employee training, local marketing and cost controls. We believe that the costs for a franchisee to open a Schlotzsky's Deli restaurant, including the cost to purchase or lease real estate that meets our site selection criteria, are higher than the restaurant opening costs of certain competing concepts. This necessarily limits the number of persons who are qualified to be our franchisees. We have established criteria to use in evaluating prospective franchisees, as well as training programs to assist in franchisee restaurant operations, but there can be no assurance that franchisees will successfully open and operate Schlotzsky's Deli restaurants consistent with our expectations. In addition, franchisees set their own prices which will affect their sales. Poor restaurant operations, such as cleanliness, attentiveness of employees and quality control, will also affect each store's sales. Since franchisees are independent business owners, they make their own decisions regarding new restaurant openings and whether to close existing restaurants. There can be no assurance that franchisees will open additional restaurants or continue operations of existing restaurants. During 2002, 2001 and 2000 franchisees closed 53, 73 and 91 restaurants, respectively and we closed two Company-operated restaurants in 2002. See "Business."

        We are subject to various state and federal laws relating to the franchisor relationship. If we fail to comply with these laws, we could be subject to liability to certain penalties or damages to franchisees or by governmental authorities. We believe that we are in material compliance with these laws and regulations and our agreements with franchisees. There can be no assurance that such liability will not be imposed in the future. See "Business" and "Business—Government Regulation."

        Schlotzsky's Deli Brand Licensing Arrangements.    Our revenue from Schlotzsky's Deli brand licensing arrangements (brand contribution) is a significant portion of our overall revenue, and is based primarily on voluntary franchisee purchases of our brand products. There can be no assurance that franchisees will maintain their future voluntary purchases of Schlotzsky's Deli brand products. See "Business "and "Legal Proceedings."

        Availability of Appropriate Financing.    We will require additional financing to support Company operations and the intended growth in the number of Company-operated restaurants and to refinance certain debt with relatively short maturities. While we are working with potential lenders to develop appropriate credit facilities, there can be no assurance that we will obtain appropriate financing on acceptable terms to meet these needs. Failure to obtain such financing would require us to significantly modify our growth strategies for Company-operated restaurants and reduce our operating costs and capital expenditures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

        Dependence on Suppliers and Distributors.    One national food distribution company currently distributes substantially all of our system's distribution needs (other than certain beverages and produce). If this company, or any other company significant to our system's supply chain, were to go out of business or be distracted from performing their functions, we could suffer adverse consequences while we move our business to another company. It would take time to find another distributor to provide the full range of services. See "Business."

        Operation of Company-operated Restaurants.    Our revenue from Company-operated restaurants has increased significantly over the past four years as we have increased the number of restaurants we operate. Restaurant operations have different financial characteristics, including higher capital requirements and lower operating margins, than our franchising operations. In addition, a majority of the restaurants operated by us were developed for or acquired from franchisees that, in many cases, did not operate these restaurants with consistent profitability. We expect to further increase the number of restaurants we operate, both in our long-term portfolio and in our available for sale portfolio. There can be no assurance that we will increase the number of Company-operated restaurants or achieve consistent profitability in our operation of restaurants that we have or will acquire from franchisees in the future. See "Business."

        Investments in Intangible Assets.    We have substantial investments in intangible assets with a carrying value of $68.3 million as of December 31, 2002. The carrying amount of such investments is dependent, in part, on projected cash flows for the related business activities. Such projected cash flows can be impacted by factors both within and without management's control and projection of cash flows requires the exercise of judgment. There can be no assurance that factors adversely impacting these projected cash flows will not occur or that management's judgments will not change in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies."

        Credit Risk and Contingencies.    We have charged our area developers and master licensees a fee ("developer fee") for the rights to develop a defined territory and have typically accepted a portion of the developer fee in the form of a promissory note. As of December 31, 2002, we held notes receivable from area developers and master licensees in an aggregate net carrrying value of approximately $1.4 million. We also hold notes receivable from certain franchisees related to their purchase of restaurants and certain other obligations. As of December 31, 2002, the aggregate net carrying value of these notes was approximately $6.1 million. Noncollection on the net notes receivable as described above could adversely affect our financial condition. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."

        We have guaranteed for the benefit of Schlotzsky's N.A.M.F., Inc., a bank term note, with an outstanding balance of approximately $1.9 million at December 31, 2002, and a $500,000 line of credit which has no outstanding balance at December 31, 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."

        We have guaranteed certain loans, leases and other obligations of certain franchisees. We entered into most of these guarantees prior to 2000 in connection with restaurants developed under the former Turnkey program. At December 31, 2002, the Company was contingently liable for approximately $22.0 million of franchisees' obligations, which was principally comprised of guarantees on real estate leases and mortgages, equipment leases, and loans of franchisees. We have, from time-to time, been called upon to perform under such guarantees and there can be no assurance that we will not be so called upon in the future. See "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."

        Directly and through a wholly owned subsidiary, we are the general partner and a limited partner in a limited partnership that owns a retail shopping center in the Austin, Texas, area. We have guaranteed, subject to certain conditions, the repayment of a loan for this project in the principal amount of approximately $2.0 million due in October 2009 (our subsidiary received the proceeds of the loan in repayment of its loan to the partnership). We do not consider our investment in the retail shopping center to represent a separate line of business. We have also guaranteed a loan, in the principal amount of approximately $2.1 million due in January 2016, of a limited liability company in which one of our subsidiaries owns a 50% interest (our subsidiary also received the proceeds of this loan in payment for the restaurant purchased by the limited liability company). See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off Balance Sheet Arrangements."

        Litigation and Claims.    We are subject to various lawsuits and claims that arise from our business operations. We have obtained liability insurance to cover certain types of claims, subject to significant deductibles, retentions and other limitations. There can be no assurance that such insurance will be available to us in the future on acceptable terms or that the insurance obtained will be adequate to pay applicable claims. See "Legal Proceedings."

        Geographic Concentration.    Of the 643 restaurants in the Schlotzsky's Deli system at December 31, 2002, 189 were located in Texas. A downturn in the regional economy or other significant adverse events in Texas could have a material adverse effect on our financial condition and results of operations. See "Business—Schlotzsky's Deli Restaurant Locations."

        Factors Affecting the Restaurant Industry.    We and our franchisees may be affected by risks inherent in the restaurant industry as identified above, including but not limited to the following: adverse changes in national, regional or local economic conditions; weather conditions; availability and cost of labor (including increases in the minimum wage); health and safety concerns; increased costs of food products; limited alternative uses for properties and equipment; changing consumer tastes, habits and spending priorities; increased concern with nutrition and health issues; and changing demographics.. The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to food preparation, employment, zoning and building requirements. We may also be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues or allegations resulting from one restaurant or a limited number of restaurants in the Schlotzsky's Deli system or in other restaurant chains. If we implement changes to our menu, our recipes, or our pricing, there is a risk that the consumer market will respond negatively to those changes, which would negatively affect our sales. Our advertising and marketing strategy could be negatively impacted by an increase in advertising costs, especially in the television market, which could essentially price us out of the national network television market based on the funds available for advertising in NAMF. None of these factors can be predicted with any degree of certainty, and any one or more of these factors could have a material adverse effect on our financial condition and results of operations. See "Business."

        Competition.    The food service industry is intensely and increasingly competitive with respect to concept, price, location, food quality and service. There are new competitors as well as many well-established competitors with substantially greater financial and other resources than us. These competitors include a large number of national, regional and local food service companies, including fast food and quick-service restaurants, fast casual dining restaurants, casual dining restaurants, delicatessens, pizza restaurants and other convenience dining establishments. Some of our competitors have been in business longer than us and may be better established in markets where Schlotzsky's Deli restaurants are or may be located. There are also new and growing competitors in the fast casual upscale sandwich category in which we primarily operate. Another restaurant could emulate our distinctive bread, recipes and store appearance. We provide training and other assistance to its franchisees in adapting to these factors, but no assurance can be given that some or all of these factors will not adversely affect some or all of Schlotzsky's Deli restaurants. We also believe that we compete for franchisees with franchisors of other restaurants and various concepts. See "Business."

        Reliance on Area Developers.    We rely on certain area developers along with our own staff to recruit qualified franchisees and to perform quality inspections of franchised restaurants and other services. Area developers are independent contractors, and are not our employees. Although most area developer agreements originally specified a schedule for opening restaurants in their territories, we eliminated the minimum development schedule for several area developers in exchange for a reduced commission from future franchise fees and royalties. We also, under certain limited circumstances, have agreed in the past to extend, amend or waive minimum development schedules for certain other area developers. We provide training and support to area developers, but the quality of restaurant operations in their territories may differ, based on the area developer's level of training and experience. We cannot guarantee that our area developers will be in full compliance with development schedules, inspection standards or other requirements, and there can be no assurance that restaurants in the territories of such area developers will conform to our standards. In the past four years, we have negotiated transactions with certain area developers to reacquire their territories or to reduce their responsibilities along with their compensation. As a result, our success in those territories increasingly depends on our ability to perform functions that we had previously relied upon or shared with area developers to perform. See "Business."

        Dependence on Management and Key Personnel.    Our success is very dependent upon the efforts of our management and key personnel, including our Chairman of the Board, President and Chief Executive Officer, John C. Wooley. We have employment agreements with John C. Wooley, Jeffrey J. Wooley, and Richard H. Valade, which include certain noncompetition provisions that survive the termination of employment. The Wooley employment agreements were amended and restated effective January 1, 2001, and will automatically extend for rolling four-year terms. The Valade agreement was dated August 15, 2000, and will extend automatically for one-year terms. However, there can be no assurance that such noncompetition agreements will be enforceable in any particular situation. The loss of the services of John C. Wooley or other management or key personnel could have a material adverse effect on us. We do not carry key man life insurance on any of our officers. See "Directors and Executive Officers of the Registrant."

        Volatility of Stock Price and Volume.    There have been periods of significant volatility in the market price and trading volume of our Common Stock, which in many cases were unrelated to the operating performance of, or announcements concerning, us. General market price declines or market volatility in the future could adversely affect the price of our Common Stock. In addition, the trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to many factors including, but not limited to: variations in quarterly operating results, changes in management, competitive factors, regulatory changes, general trends in the industry, recommendations by securities industry analysts and other events or factors. The low volume of public trading to the Common Stock has exacerbated this volatility. There can be no assurance that an adequate trading market can be maintained for the Common Stock.

        As of December 31, 2002, we had 7,496,778 shares of Common Stock issued, of which 189,525 shares were held in treasury, and we had outstanding an aggregate of 940,290 stock options and warrants that were exercisable. A substantial number of shares may become available for sale in the public market at various times. No predictions can be made as to the effect, if any, that market sales or the availability of shares for future sale will have on the market price of our Common Stock. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could adversely affect the market price for the Common Stock and could impair our ability to raise capital through a public offering of equity securities. See "Market for Registrant's Common Equity and Related Stockholder Matters."

        Anti-Takeover Provisions.    The Texas Business Combination Law restricts certain transactions between a public corporation and affiliated shareholders. The statute may have the effect of inhibiting a non-negotiated merger or other business combination involving us.

        Our Articles of Incorporation and Bylaws include certain provisions that may have the effect of discouraging or delaying a change in control of the Company. Directors are elected to staggered three-year terms, which has the effect of delaying the ability of shareholders to replace specific directors or effect a change in a majority of the Board of Directors. The Bylaws provide that a director may only be removed for cause by vote of the holders of at least two-thirds of the shares present in person or by proxy at a meeting of shareholders called expressly for that purpose. All other shareholder action must be effected at a duly called annual or special meeting and shareholders must follow an advance notification procedure for certain shareholder proposals and nominations to the Board of Directors.

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

        The Board of Directors has adopted a Shareholders' Rights Plan, pursuant to which certain rights would become exercisable upon the occurrence of certain events, such as a purchase, tender offer, or exchange offer that would result in a person obtaining 20% or more of our outstanding shares of Common Stock. Upon becoming exercisable, the Rights may entitle the holder to purchase our Common Stock or an acquiring company's stock for less than market value or to receive cash. The Rights have certain anti-takeover effects, including the substantial dilution of value incurred by such a person who acquires 20% or more of our Common Stock. Accordingly, the existence of the Rights may deter certain persons from making takeover proposals or tender offers. Of the 1,000,000 shares of Preferred Stock that are authorized, 200,000 shares have been reserved for issuance under the Shareholders' Rights Plan as Class C Series A Junior Participating Preferred Stock.

        We have issued a promissory note payable to the seller of certain rights to an area developer territory with a principal amount outstanding of approximately $21.8 million as of December 31, 2002. The note is subject to acceleration by the payee if there is a change in control of the Company (defined to include the acquisition of at least 20% of the outstanding Common Stock by someone other than John C. Wooley or Jeffrey J. Wooley.)

        Absence of Dividends.    We have never paid cash dividends on our Common Stock.

        Stock Repurchase Program.    In January 2001, the Board of Directors increased the existing authorization to repurchase shares of our outstanding Common Stock to 1,000,000 shares. Since then, the Company repurchased 179,525 shares at a total cost of approximately $738,000.

ITEM 2. PROPERTIES

        We lease our corporate headquarters facility in Austin, Texas, from Third & Colorado, L.L.C., a company of which John C. Wooley and Jeffrey J. Wooley are controlling members. This lease will expire in 2007. The facility consists of approximately 41,000 square feet of office and storage space.

        We operate 36 restaurants in twelve states. Fourteen of these restaurants are in our portfolio of restaurants to be operated for the long term. Of these units, thirteen are in Texas and one is in Georgia. The remaining 22 restaurants are considered available for sale. Five of these restaurants are located in Georgia, three each in North Carolina and Texas, two each in Mississippi and Tennessee, and one each in Alabama, Arkansas, Arizona, Minnesota, New Mexico, New York and Utah. The properties consist of land, building, leasehold improvements, and restaurant equipment. The equipment is typically owned, and the land and building are either owned or leased. In addition, we have certain excess undeveloped or partially developed real estate held for sale.

ITEM 3. LEGAL PROCEEDINGS

        Russell R. Kesterson and Steven P. Schmidt v. Schlotzsky's, Inc., Ron Lynch and Jane Doe Lynchy, John Does I—X, Jane Does I—X, ABC Corporations I—X, XYZ Companies I—X, (Case No. CV2002-021158) was filed on October 31, 2002, in the Superior Court of Maricopa County, Arizona. Plaintiffs were franchisees of the Company and owned and operated a Schlotzsky's Deli Restaurant in Phoenix, Arizona. The Complaint includes claims of breach of contract, interference with business expectancy, interference with business relationship, unfair competition and negligence. Plaintiffs allege that a "superstore" owned by Lynch and/or our affiliates encroached on their business and allege that we failed to collect royalties from the "superstore," creating unfair competition. Plaintiffs further state that they attempted to relocate their restaurant but that we failed to approve a proposed alternative location and that we induced their employee to work for a competing restaurant. Plaintiffs are seeking an unspecified amount of damages, including treble damages, attorney's fees, and costs. On December 3, 2002, we filed a petition styled Schlotzsky's, Inc., v. Russell R. Kesterson and Steven P. Schmidt, in the United States District Court for the Western District of Texas, Austin Division (Civil Action No. AO2CA 768SS) to compel Plaintiffs to arbitrate their claims in Austin, Texas. The federal court entered an order on December 20, 2002, granting our petition to compel arbitration in the manner provided in the franchise agreement and enjoined Kesterson and Schmidt from pursuing any of their claims in the lawsuit pending in Arizona. To date, we are unaware of any subsequent demand for arbitration filed by either Kesterson or Schmidt.

        Kimberly L.E. Garland v. Schlotzsky's, Inc., Schenck & Associates, John C. Wooley, Darrell W. Kolinek, Kelly R. Arnold, Joyce Cates, Brian Wieters, David B. Gerstner, and Jeffrey P. Noeldner, (Case No. 01-CV-2377), was filed on or about December 26, 2001 in the United States District Court for the District of Minnesota. Plaintiff is a principal and guarantor under a franchise agreement between the Company and Holy Buns, L.L.C., a former franchisee in Apple Valley, Minnesota ("Franchise Agreement"). Plaintiff alleges fraudulent and negligent misrepresentation and omission and violations of the Minnesota Franchise Act, Minnesota Uniform Deceptive Trade Practices Act, and the Texas Deceptive Trade Practices and Consumer Protection Act against the Company and five of its current and former employees (John Wooley, Darrell Kolinek, Kelly Arnold, Joyce Cates, and Brian Wieters), her Area Developer (Jeffrey Noeldner), her accountant (David Gerstner), and his accounting firm (Schenck & Associates). Plaintiff claims that the defendants engaged in a fraudulent scheme to sell her a Schlotzsky's franchise and Schlotzsky's Deli restaurant in Apple Valley, Minnesota (constructed through the Company's Turnkey Program) that they knew was not financially viable. Plaintiff seeks an unspecified amount of money damages plus attorneys' fees, costs, and interest. We have denied the allegations in our answer and filed a motion, which is still pending, to dismiss or stay the case pending arbitration in the manner provided in the Franchise Agreement. On March 11, 2003, the Court ordered the parties to appear for a settlement conference on April 29, 2003. The case is not yet set for trial.

        Robert Coshott v. Schlotzsky's, Inc., (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky's Deli restaurant in Melbourne, Australia. Plaintiff brings causes of action for fraud and/or negligent misrepresentation. Plaintiff alleges that he experienced problems with certain equipment specified or approved by the Company, that the Company's system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky's Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case is not yet set for trial.

        Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky's, Inc., Schlotzsky's Franchising Limited Partnership, Schlotzsky's NAMF, Inc., Schlotzsky's National Advertising Association, Inc., and Schlotzsky's, Brands, Inc., Schlotzsky's Brand Products, L.P., Schlotzsky's Real Estate, Inc., and Schlotzsky's Restaurants, Inc., (Civil Action No. SA-03-CA-00362), was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky's, Inc., John Wooley, Schlotzsky's Franchising Limited Partnership, and Schlotzsky's NAMF, Inc. (collectively, "Defendants"). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs bring causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortious interference with contract, tortious interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Act, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek an unspecified amount of money damages plus exemplary damages, attorneys' fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley, who was previously dismissed from the case, answered and asserted counterclaims alleging breach of contract and that Plaintiffs' claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seeking money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys' fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court because they believed that plaintiffs had alleged a cause of action under the federal antitrust laws for the first time in their fourth amended complaint. Plaintiffs filed a motion to remand the case to state court, and defendants (except for Mr. Wooley) filed a memorandum in opposition to this motion. The Court has not yet ruled on the motion to remand.

        U.S. Restaurant Properties Operating L.P. v. Schlotzsky's, Inc. was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District (Cause No. 03-01758) and we were served on March 7, 2003. Plaintiff is a real estate investment company that owns certain Schlotzsky's Deli restaurants, and leases them to franchisees. It alleges that in 1997 and 1998 we entered into several written guaranty agreements where we agreed to guarantee certain lease agreements. Plaintiff states that in 1998 the Parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky's from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky's agreement to purchase seven other properties. One of the properties located in Texas was purchased by the Company. Plaintiffs are seeking an order requiring us to purchase the other six properties, two of which are in Texas, and one each in Arizona, Colorado, Indiana, and Tennessee, for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff's claims include breach of contract and a request for attorneys' fees. The case is not yet set for trial.

        In addition to the matters discussed above, we are defendants in various other legal proceedings arising from our business. The ultimate outcome of these pending proceedings cannot be projected with certainty. However, based on our experience to date, we believe such proceedings will not have a material effect on our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, no par value, and 1,000,000 shares of Class C Preferred Stock, no par value (including 200,000 shares of Class C Series A Junior Participating Preferred Stock reserved for issuance under our Shareholders' Rights Plan). Our Common Stock is traded on the NASDAQ National Market under the symbol "BUNZ". As of March 4, 2003, 7,319,887 shares of outstanding Common Stock were owned by approximately 280 beneficial owners and 4,500 shareholders of record.

        The following table shows, for our Common Stock in each fiscal quarter in the last two years, the highest and lowest sales price (reflecting actual transactions reported by NASDAQ).

	Sales Prices
	High	Low
Fiscal 2001
First Quarter	$4.50	$2.38
Second Quarter	5.80	3.67
Third Quarter	9.00	4.29
Fourth Quarter	6.50	4.25
Fiscal 2002
First Quarter	$6.50	$5.15
Second Quarter	5.75	4.04
Third Quarter	4.84	3.40
Fourth Quarter	3.99	2.82

        We have never paid cash dividends on our Common Stock and, while we periodically evaluate this issue, we do not have current plans to do so. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on our profitability, financial condition, capital needs, future prospects, financing restrictions and other factors deemed relevant by the Board of Directors.

        The Transfer Agent and Registrar for our Common Stock is Computershare Investor Services, LLC.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The consolidated balance sheet data as of December 31, 2002 and 2001 and the consolidated statement of operations data as of and for the years ended December 31, 2002, 2001 and 2000 have been derived from the audited consolidated financial statements of the Company, included elsewhere herein. The consolidated balance sheet data as of December 31, 2000, 1999 and 1998 and consolidated statement of operations data as of and for the years ended December 31, 1999 and 1998 have been derived from the Company's audited financial statements not included or incorporated herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere in this report.

	Fiscal Years Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Royalties	$19,967	$21,765	$22,478	$21,547	$18,885
Franchise fees	122	348	511	843	1,365
Developer fees(1)	231	455	740	1,058	270
Restaurant sales	31,723	29,906	25,738	18,533	9,200
Brand contribution	7,309	7,397	7,142	6,173	4,003
Other fees and revenue	1,194	1,981	2,566	3,254	9,604

Total revenue	60,546	61,852	59,175	51,408	43,327

Expenses:
Service costs:
Royalties	3,975	4,745	5,295	6,601	7,226
Franchise fees	53	149	216	389	697

	4,028	4,894	5,511	6,990	7,923

Restaurant operations:
Cost of sales	8,935	8,363	7,353	5,457	3,043
Personnel and benefits	12,998	12,515	10,693	7,374	3,976
Operating expenses	7,557	6,945	5,661	4,233	2,627

	29,490	27,823	23,707	17,064	9,646

Equity loss on investments	194	109	55	—	—

General and administrative	19,489	18,721	27,865	18,078	15,831

Depreciation and amortization(2)	5,020	4,224	3,771	3,186	2,007

Total expenses	58,221	55,771	60,909	45,318	35,407

Income (loss) from operations	2,325	6,081	(1,734)	6,090	7,920
Other:
Interest income	652	943	2,265	3,097	2,296
Interest expense	(3,073)	(2,822)	(3,586)	(2,316)	(281)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(96)	4,202	(3,055)	6,871	9,935
Provision (credit) for income taxes	103	1,713	(744)	2,525	3,729

Net income (loss) before cumulative effect of change in accounting principle	(199)	2,489	(2,311)	4,346	6,206
Cumulative effect of change in accounting principle, net of tax(1)	—	—	—	(3,820)	—

Net income (loss)	$(199)	$2,489	$(2,311)	$526	$6,206

Earnings per share—basic, before cumulative effect	$(0.03)	$0.34	$(0.31)	$0.59	$0.84
Earnings per share—basic	(0.03)	0.34	(0.31)	0.07	0.84
Earnings per share—diluted, before cumulative effect	(0.03)	0.33	(0.31)	0.58	0.82
Earnings per share—diluted	(0.03)	0.33	(0.31)	0.07	0.82
Consolidated Balance Sheet Data:
Total assets	$137,526	$114,149	$113,501	$132,759	$104,228
Long-term debt, less current maturities	46,064	25,897	26,251	21,275	9,219
Stockholders' equity	74,319	74,402	72,522	74,735	3,963

(1)
Effective January 1, 1999, the Company implemented a change in accounting principle regarding revenue recognition of developer fees.
(2)
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142. See "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We derived approximately 97.4% of our revenue in 2002 from three recurring sources: royalties from franchisees, restaurant sales at Company-operated restaurants and brand contribution (license fees from the sales of Schlotzsky's Deli brand products to the restaurant system and in the retail sector). Royalties are generally reported and collected weekly. Net restaurant sales are generally for cash or credit card at the time of the sales transaction.

        We are in the process of enhancing and expanding the menu of the Schlotzsky's Deli system to increase the culinary sophistication of menu offerings and to improve nutritional value through increased offerings of lower calorie and reduced fat menu items. At the same time, restaurant designs are being updated to complement the new menu and to improve restaurant efficiency and the quality of the customers' dining experience. These changes are intended to increase restaurant sales volumes and improve gross margins and restaurant profitability. We expect to test the menu and format enhancements beginning with Company-operated restaurants in Austin, Texas, starting in the second quarter of 2003 and to introduce several of the successful enhancements throughout most of the Schlotzsky's Deli system in 2003 through 2005.

        We are also pursuing long-term financing to fund an expansion of Company-operated leadership restaurants in key markets in Texas and other states, to refinance certain shorter-term or higher-rate debt and to support operations. Potential financing alternatives include asset-backed financing, secured by intellectual property and related royalty rights and agreements, and conventional real estate mortgages. Failure to obtain such financing would require us to significantly modify our growth strategies for Company-operated restaurants and reduce operating costs and capital expenditures.

        During 2002, we repaid the remaining outstanding balances under our 1999 bank group credit agreement with the proceeds of real estate mortgages, and completed the acquisition of the territorial rights of our largest area developer, primarily through a seller-financed promissory note. This acquisition improves our ability to grow the Schlotzsky's Deli system, particularly Company-operated restaurants, in this territory, which includes the Dallas, Houston, and San Antonio markets, as well as all or parts of ten other states. Our revenues declined in 2002 due to factors such as economic difficulties in local economies and trade areas and increased competition. These economic difficulties continued to depress sales levels across the system to below 2001 levels, and also had a tempering effect on franchisee development and new restaurant openings. The termination of our former Turnkey program in 2000 (see below) has also impacted new restaurant development.

        We no longer build and develop restaurants for franchisees as we did from 1995 to 2000 through our Turnkey program. Franchisees must now do so themselves. While the Turnkey program was successful in increasing systemwide sales, restaurant count and average weekly unit sales, the program involved our undertaking significant real estate development and credit risks. As a result of the termination of the Turnkey program, a non-cash, pre-tax charge of approximately $5,340,000 was recorded in the second quarter of 2000.

CRITICAL ACCOUNTING POLICIES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions are reviewed periodically. Actual results may vary from these estimates.

        We believe the following critical accounting policies require estimates about the effect of matters that are inherently uncertain and require subjective judgments. Changes in the estimates and judgments could significantly impact our results of operations and financial conditions in future periods.

  •
  Determination of the appropriate valuation allowances for accounts and notes receivable.

  Our accounts and notes receivable are primarily from franchisees of the Schlotzsky's Deli system. We require personal guarantees for all franchise accounts and, for notes receivable, generally obtain a secondary secured interest in the related property and equipment or rights. Many of the notes receivable are fully subordinated to the franchisee's senior mortgage debt. In reviewing the adequacy of the valuation allowances for accounts and notes receivable, we consider factors such as historical collection experience, the value of personal guarantees and real property collateral, the franchisee's sales and operating trends, including potential for improvement in operations, and general economic conditions that may affect the franchisee's ability to pay. Actual realization of amounts receivable could differ materially from our estimates.

  •
  Determination of appropriate valuation allowances for real estate held for sale.

  Our real estate held for sale consists primarily of pad sites. As these sites are being actively marketed, they are periodically assessed for estimated net realizable value. Factors considered in this assessment are offers and letters of intent received on properties, discussions with local real estate brokers, property tax and bank appraisals, sale prices of similar properties and level of activity and interest exhibited by potential buyers. Actual realizeability could differ materially from our estimates.

  •
  Determination of appropriate valuation allowance for intangible assets.

  Amortizing intangible assets consist primarily of amounts paid to reacquire various developer and franchise rights. Annually, and whenever an event or circumstances indicate impairment may be present, we compare projected undiscounted cash flows to the carrying value of the related assets to determine if impairment has occurred. In estimating future cash flows, we consider such factors as current results, trends, future prospects, and other economic factors. Actual future cash flows could differ materially from our estimates.

        The following tables set forth (i) the percentage relationship to total revenue of the listed items included in our consolidated statements of operations, except as otherwise indicated, and (ii) selected restaurant data.

	Fiscal Years Ended December 31,
	2002	2001	2000
Consolidated Statement of Operations Data(4):
Revenue:
Royalties	33.0%	35.2%	38.0%
Franchise fees	0.2	0.6	0.9
Developer fees	0.4	0.7	1.3
Restaurant sales	52.4	48.3	43.5
Brand contribution	12.1	12.0	12.1
Other fees and revenue	1.9	3.2	4.2

Total revenue	100.0	100.0	100.0

Expenses:
Service costs:
Royalties(1)	19.9	21.8	23.6
Franchise fees(2)	43.8	42.8	42.2
Restaurant operations:
Cost of sales(3)	28.2	28.0	28.6
Personnel and benefits(3)	41.0	41.8	41.5
Operating expenses(3)	23.7	23.2	22.0
Equity loss on investments	0.3	0.2	0.1
General and administrative	32.2	30.3	47.1
Depreciation and amortization	8.3	6.8	6.4
Total expenses	96.1	90.2	102.9

Income (loss) from operations	3.9	9.8	(2.9)
Other:
Interest income	1.2	1.5	3.8
Interest expense	(5.2)	(4.6)	(6.1)

Total other	(4.0)	(3.1)	(2.3)

Income (loss) before income taxes	(0.1)	6.8	(5.2)

Provision (credit) for income taxes	0.2	2.8	(1.3)

Net income (loss)	(0.3)%	4.0%	(3.9)%

(1)
Expressed as a percentage of royalties.
(2)
Expressed as a percentage of franchise fees.
(3)
Expressed as a percentage of restaurant sales.
(4)
Amounts may not sum due to rounding.

	Fiscal Years Ended December 31,
	2002	2001	2000
Restaurant Data:
Systemwide contractual sales (in thousands)(1)(6)	$391,300	$423,200	$429,400
Change in same store contractual sales(2)	(6.1)%	(1.4)%	4.1%
Weighted average annual store contractual sales(3)(6)	$588,000	$606,000	$594,000
Weighted average weekly store contractual sales, by restaurant type(3)(4)(6):
Freestanding	$12,872	$13,273	$13,102
Shopping center	$9,138	$9,495	$9,332
Other	$8,650	$9,000	$8,734
All restaurants	$11,309	$11,651	$11,425
Change in weighted average weekly store contractual sales for all restaurants(5)	(2.9)%	2.0%	8.0%
Restaurants opened:
Domestic—
New	8	17	26
Re-openings	11	18	27

Total domestic openings	19	35	53
International	5	1	6

Total openings	24	36	59
Restaurants closed	(55)	(73)	(91)

Net unit change	(31)	(37)	(32)

Restaurants operating at end of year	643	674	711

(1)
Includes contractual sales for all restaurants, including Company-operated and franchised, as reported by franchisees or derived by us from other data.
(2)
Same store contractual sales are based on Company-operated and franchised restaurants that were open for the entire period indicated and for at least eighteen months as of the end of the corresponding prior period, including restaurants that were temporarily closed and reopened within six months.
(3)
In actual dollars (rounded in the case of average annual store sales).
(4)
Freestanding restaurants include all restaurants in freestanding buildings; shopping center restaurants are restaurants in a shopping center; other restaurants include downtown, airport and other locations.
(5)
Percentage change in weighted average weekly store contractual sales from previous fiscal year.
(6)
Systemwide contractual sales, same store contractual sales, and weighted average annual same store contractual sales, all based on contractual sales as defined in our franchise agreements, represent net sales under generally accepted accounting principles, plus the amounts of any discounts for employee or manager meals. Contractual sales are used in this chart and throughout this report, because these sales are the basis of our royalty income and contractual sales are the only sales amounts reported by the franchisees.

RESULTS OF OPERATIONS

Fiscal Year 2002 Compared to 2001

        REVENUE. Total revenue decreased 2.1% from $61,851,000 to $60,546,000.

        ROYALTIES decreased 8.3% from $21,765,000 to $19,967,000. The decrease was due to a decrease in the average number of franchised restaurants operating during 2002 compared to 2001 and a decrease in same store contractual sales of 6.1%, partially offset by a continuing shift in restaurant mix towards larger, higher volume units.

        FRANCHISE FEES decreased 64.9% from $348,000 to $122,000. The decrease was principally the result of fewer openings of franchised restaurants as well as a decrease in average franchise fee recognized per opening during 2002 as compared to the prior year.

        DEVELOPER FEES decreased 49.2% from $455,000 to $231,000. The decrease is primarily attributed to the expiration of amortization on certain agreements, and an increase in income related to the recognition of deferred developer fees based upon the termination of one international master licensee in the third quarter of 2001.

        RESTAURANT SALES increased 6.1% from $29,906,000 to $31,723,000. The increase was primarily due to an increase in the average number of Company-operated restaurants during 2002 compared to 2001, partially offset by an 8.0% decrease in same store sales. As of December 31, 2002, there were 36 Company-operated restaurants, compared to 33 at December 31, 2001, of which 22 and 18, respectively, were available for sale. During 2002, we closed two restaurants, one in the Schlotzsky's Deli long-term portfolio and one available for sale restaurant. Also during 2002, we acquired an additional four restaurants from franchisees and reopened one restaurant, which was previously operated by a franchisee. In the normal course of business, we expect to acquire additional restaurants from franchisees. While it is our intention to re-franchise these restaurants, the restaurants serve as a base of operations for Company personnel in their respective markets and, as such, are an important part of the franchising infrastructure.

        SCHLOTZSKY'S DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 1.2% from $7,397,000 to $7,309,000. The decrease was primarily due to by the effect of the decrease in systemwide contractual sales, partially offset by more favorable terms with certain major suppliers than the prior year period, the recognition of $151,000 in past due fees from a licensee during the second quarter of 2002, and an increase in sales through retail channels. Sales of Schlotzsky's Deli brand products through retail channels of distribution accounted for 6.5% of brand contribution in 2002, up from 4.8% in 2001.

        OTHER FEES AND REVENUE decreased 39.7% from $1,981,000 to $1,195,000. The decrease was due to reduced vendor contributions to conventions and franchisee meetings, a decrease in expired franchise fees and transfer fees, gains of approximately $330,000 on the sale of certain restaurants available for sale and restaurant equipment recognized in the prior year, and approximately $170,000 in real estate and transaction fees from the former Turnkey program recorded in the prior year.

        OPERATING EXPENSES. SERVICE COSTS decreased 17.7% from $4,894,000 to $4,028,000, and as a percentage of royalties and franchise fees decreased from 22.1% to 20.1%. This decrease was primarily due to our reacquisition of certain area developer territory rights during 2002 and 2001, a decrease in franchise fee costs due to fewer restaurant openings during 2002 as compared to the prior year, and a decrease in royalty and franchise fee revenue.

        RESTAURANT OPERATIONS EXPENSES increased 6.0% from $27,823,000 to $29,490,000. This increase was primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES increased 6.8% from $8,363,000 to $8,935,000, and increased as a percentage of net restaurant sales from 28.0% to 28.2%.    RESTAURANT PERSONNEL AND BENEFITS COST increased 3.9% from

$12,515,000 to $12,998,000, and decreased as a percentage of net restaurant sales from 41.8% to 41.0%. The decrease, as a percentage of net restaurant sales, was due to improved labor scheduling. RESTAURANT OPERATING EXPENSES increased 8.8% from $6,945,000 to $7,557,000, and increased as a percentage of net restaurant sales from 23.2% to 23.8%. The increase as a percentage of net restaurant sales was primarily due to fixed cost expense components related to acquired restaurants as well as a reduction in the leverage on fixed costs, due to the decrease in average sale volumes. All cost components were adversely impacted by training and pre-opening costs for Company-operated restaurants that will open in the future. The use of some Company-operated restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance.

        EQUITY LOSS ON INVESTMENTS increased 78.0% from a loss of $109,000 to a loss of $194,000. The equity investment represents the Company's 50% interest in a limited liability company that operates a Schlotzsky's Deli restaurant which opened in 2000.

        GENERAL AND ADMINISTRATIVE EXPENSES increased 4.1% from $18,719,000 to $19,489,000, and increased from 30.3% to 32.2% as a percentage of total revenue. The increase was primarily due to increases in insurance costs, advertising and marketing and legal and professional fees, partially offset by reduced salaries and benefits, due to a reduced number of employees, reduced convention and franchisee meeting expenses, and property taxes.

        DEPRECIATION AND AMORTIZATION increased 18.8% from $4,224,000 to $5,020,000, and increased from 6.8% to 7.8% as a percentage of total revenue. The increase was primarily due to the amortization of reacquired area developer territory rights, depreciation related to an increase in the average number of Company-operated restaurants during 2002 as compared to the prior year, and a $300,000 impairment charge, related to restaurants, partially offset by a reduction of approximately $241,000 in intangible asset amortization expense related to the adoption of SFAS No. 142.

        INTEREST INCOME decreased 30.9% from $943,000 to $652,000. The decrease was due to the decrease in the amount of outstanding notes receivable, the non-recognition of interest income on certain subordinated or under-performing notes receivable and a decrease in average interest rate during 2002 as compared to the prior year, partially offset by the cash receipt of $77,000 in interest in 2002 on a non-accruing note receivable.

        INTEREST EXPENSE increased 8.9% from $2,822,000 to $3,073,000 due to debt incurred in conjunction with the reacquisition of our largest area developer territorial rights and an increase in the average number of Company-operated restaurants during 2002 as compared to the prior year, partially offset by lower average interest rates and a decrease of approximately $32,000 of interest capitalized on Company-operated restaurants under construction as compared to the prior year.

        PROVISION (CREDIT) FOR INCOME TAXES reflected a provision for 2002, even though there was a pretax loss and the effective combined tax benefit rate was 40.8% for 2001, due both to income levels and certain state taxes being based in part on factors other than income.

        NET INCOME decreased from $2,489,000 to a loss of $199,000, and earnings per share, both basic and diluted, were $(0.03) for the twelve months ended December 31, 2002, compared to $0.34 and $0.33, basic and diluted, respectively, in the prior year, due to the factors discussed above.

Supplemental Restaurant Operations Information—
Performance of Long-term Portfolio Deli Restaurants

        The following table is presented for the Schlotzsky's Deli restaurants in the Company's long-term portfolio for the twelve months ended December 31, 2002. As of December 31, 2002, this restaurant group included eight restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia. This group includes ten recently constructed freestanding restaurants and one shopping center end cap restaurant. In accordance with our internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report. Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the eleven Schlotzsky's Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Year Ended December 31, 2002	Percentage of Gross Sales	Best Percentage Performance*	Worst Percentage Performance*
	(in thousands)
Gross sales	$16,215	100.0
Less-discounts	820	5.1	4.5	5.8

Net sales	15,395	94.9
Cost of sales	4,219	26.0	25.0	26.6
Personnel and benefits:
Crew costs	3,751	23.1	21.4	25.7
Management costs	1,657	10.2	6.6	16.0
Operating expenses:
Advertising	982	6.1	3.9	6.6
Controllable expenses	1,058	6.5	4.9	9.0

Operating income before facility costs and depreciation and amortization	3,728	23.0	27.9	13.2
Facility costs	691	4.3	1.4	9.2

Operating income before depreciation and amortization	$3,037	18.7	25.6	6.1

*
Represents the actual best and worst percentage performance for a restaurant in the group. The best and worst performance on a composite basis would be 32.3% and 1.1%, respectively.

Fiscal Year 2001 Compared to 2000

        REVENUE. Total revenue increased 4.5% from $59,175,000 to $61,851,000.

        ROYALTIES decreased 3.2% from $22,478,000 to $21,765,000. The decrease was due to a decrease in the average number of franchised restaurants in 2001 compared to 2000, an increased percentage of systemwide sales generated by Company-operated restaurants, which do not pay royalties, and a decrease in same store contractual sales of 1.4%, partially offset by a continuing shift in restaurant mix towards larger, higher volume units.

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

        RESTAURANT SALES increased 16.2% from $25,738,000 to $29,906,000. The increase was primarily due to an increase in the average number of Company-operated restaurants operated during 2001 compared to 2000, an increase in prices and a 2.2% increase in Company-operated restaurant same store sales. As of December 31, 2001, there were 33 Company-operated restaurants compared to 29 at December 31, 2000, of which 18 and 16, respectively, were available for sale.

        SCHLOTZSKY'S DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) increased 3.6% from $7,142,000 to $7,397,000. The increase was a result of more favorable terms with certain major suppliers and an increase in the sales of Schlotzsky's Deli brand products through retail channels, partially offset by the effect of the decrease in systemwide contractual sales. Sales of Schlotzsky's Deli brand products through retail channels of distribution accounted for 4.8% of brand contribution in 2001, up 7% from 4.5% in 2000.

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

        RESTAURANT OPERATIONS EXPENSES increased 17.4% from $23,707,000 to $27,823,000. This increase was primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES increased 13.7% from $7,353,000 to $8,363,000, but decreased as a percentage of net restaurant sales from 28.6% to 28.0%. The decrease, as a percentage of net restaurant sales, was due to improved controls and price increases, which were partially offset by rising costs for meats and cheeses and increased discounts. RESTAURANT PERSONNEL AND BENEFITS COST increased 17.0% from $10,693,000 to $12,515,000, and increased as a percentage of net restaurant sales from 41.5% to 41.8%. The increase, as a percentage of net restaurant sales, was due to several additional managers in training for Company-operated restaurants under development and an increase in manager coverage at restaurants available for sale. RESTAURANT OPERATING EXPENSES increased 22.7% from $5,661,000 to $6,945,000, and increased as a percentage of net restaurant sales from 22.0% to 23.2%. The increase in operating costs, as a percentage of net restaurant sales, was due to higher voluntary contributions to the Austin advertising cooperative during 2001 as well as increased repair, maintenance, utility and facility costs, partially offset by operational efficiencies. All cost components were adversely impacted by training and pre-opening costs for Company-operated restaurants that will open in the future. The use of some Company-operated restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance.

        EQUITY LOSS ON INVESTMENTS increased 98.2% from a loss of $55,000 to a loss of $109,000. The equity investment represents the Company's 50% interest in a limited liability company that operates a Schlotzsky's Deli restaurant which opened in 2000.

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

        DEPRECIATION AND AMORTIZATION increased 12.0% from $3,771,000 to $4,224,000, and increased from 6.4% to 6.8% as a percentage of total revenue. The increase was principally due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company-operated restaurants during the year.

        INTEREST INCOME decreased 58.4% from $2,265,000 to $943,000. The decrease was due to the decrease in the amount of outstanding notes receivable and the non-recognition of interest income on certain subordinated notes receivable.

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

  OFF-BALANCE SHEET ARRANGEMENTS

        We have outstanding guarantees of indebtedness of others, including related parties, of approximately $28.0 million as of December 31, 2002. These guarantees include approximately $5.3 million of lease guarantees for the benefit of franchisees, approximately $16.7 million of mortgage loan guarantees for the benefit of franchisees and approximately $6.0 million of loan guarantees for the benefit of related parties.

        The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which we developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease. The maximum guarantee for a single lease is approximately $1.3 million. Certain guarantees extend through 2018. We may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. We have indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse us for any amounts paid under such guarantees. As of December 31, 2002, we had accrued a liability of approximately $141,000 related to these guarantees. We also have net deferred gain related to the sale of these leases in the amount of approximately $142,000 as of December 31, 2002. (See "Note 7 to the Consolidated Financial Statements.")

        The mortgage loan guarantees for the benefit of franchisees also arose primarily through our former Turnkey program, in which we developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee's mortgage loan. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage. The maximum amount of a single guarantee is approximately $1.1 million. Certain guarantees extend through 2016. We may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner, or we may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for net proceeds less than the amount of the outstanding mortgage. We have indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse us for any amount paid under such guarantees. In the event that we purchase the loan from the lender in the event of a default, we would succeed to the lender's security interest in the related property.

        The loan guarantees in favor of related parties primarily arose when we guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to us. Two of the guarantees, for the benefit of our restaurant venture and our real estate venture, are of mortgage debt, totaling approximately $4.1 million. These guarantees extend through 2009 on one note and through 2016 on the other note. A third guarantee, in the amount of approximately $1.9 million, is for the benefit of the advertising entity of the Schlotzsky's Deli restaurant system, for which we received the net proceeds of the loan in repayment of outstanding debt to us. This guarantee expires in 2004.

        We have been called upon, from time to time, to make payments on obligations we have guaranteed. During 2002, we paid approximately $493,000 in various lease guarantees and approximately $100,000 under various loan guarantees, both for the benefit of franchisees. In addition, pursuant to a guarantee of a franchisee's debt obligation, we expect to purchase that obligation from a bank, in the amount of approximately $665,000, in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents decreased $1,889,000 in 2002, increased $1,404,000 in 2001, and decreased $3,749,000 in 2000. Cash flows are impacted by operating, investing and financing activities.

        Operating activities provided $6,669,000, $8,718,000, and $2,195,000 of cash in 2002, 2001, and 2000 respectively. The decrease in cash provided in 2002 as compared to 2001 was the net result of lower net income, lower provision for deferred taxes and uncollectible accounts and impairment of assets and a reduced use of cash for certain working capital accounts, partially offset by increased depreciation and amortization and lower amortization of deferred revenue. The increase in cash provided in 2001 as compared to 2000 was the net result of a return to profitability after a net loss in 2000, an increase in depreciation and amortization, and a reduced use of cash for certain working capital accounts, partially offset by decreased provisions for uncollectible accounts and impairment of assets.

        Investing activities used $4,055,000 of cash in 2002, $2,635,000 of cash in 2001, and provided $4,499,000 of cash in 2000. The increase in cash used in 2002 as compared to 2001 was the net result of a reduction in net repayments on notes receivable, partially offset by a reduction in expenditures for property and equipment and proceeds from the sale of property and equipment. The decrease in cash provided in 2001 compared to 2000 was the net result of an increase in expenditures for intangible assets, reduced net repayments of notes receivable, and a decrease in the amount of net proceeds received from the sale of property, equipment and real estate.

        Financing activities used $4,504,000 in 2002, $4,678,000 in 2001, and $10,443,000 of cash in 2000, respectively. The use of cash in 2002, 2001 and 2000 is due to the net repayment of debt. Additionally, we implemented a stock repurchase program in 2001.

        At December 31, 2002, we had approximately $53,505,000 of total debt outstanding. During 2002, we completely repaid all outstanding balances under our 1999 bank group credit agreement with the proceeds of mortgages on Company-operated restaurants and real estate. During 2002, we also exercised an option to acquire our largest area developer territory. This acquisition was primarily financed through a promissory note to the seller. The amount outstanding under this note was approximately $21,790,000 at December 31, 2002.

        Certain of our mortgage debt requires the maintenance of certain financial ratios, including debt-to-equity and working capital. While we are currently in compliance with these covenants, or have obtained waivers, any failure to comply in the future could have material adverse consequences to us.

        The following tables present certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of December 31, 2002.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt	$53,504,719	$7,441,120	$33,419,138	$4,577,232	$8,067,229
Operating Leases	18,563,076	2,197,001	6,311,655	2,390,945	7,663,475
		Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Guarantees	$28,038,478	$4,356,814	$6,134,064	$862,341	$16,685,259

        We plan to develop additional Company-operated restaurants. Two restaurants are under construction in the Austin area, and are expected to open in 2003. The Company has received a lending commitment for one of the restaurants. The Company has also acquired the building sites for two additional restaurants in the Austin area.    Sites for additional restaurants in Texas and in other markets are under consideration.

        We will require additional financing to execute our growth strategy for Company-operated restaurants and for other purposes. We are pursuing financing alternatives, including asset-backed financing secured by its intellectual property and related royalty rights and agreements, as well as real estate mortgages. There can be no assurance that such financing can be arranged in acceptable amounts and on acceptable terms. Failure to obtain such financing would require us to significantly modify our growth strategies for Company-operated restaurants and reduce our operating costs and capital expenditures.

        Our Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's outstanding Common Stock. In 1998, 10,000 shares were repurchased for $105,000. In 2002 and 2001, we repurchased an additional 179,525 shares at a total cost of approximately $738,000.

QUARTERLY COMPARISONS

        We utilize a "4-4-5 week" quarterly reporting schedule for royalties, restaurant operations and royalty service costs. Fiscal years 2002 and 2001 included 52 weeks. For all other areas of the financial statements, we report all fiscal quarters as ending on March 31, June 30, September 30 and December 31.

        We believe that we experience only moderate seasonality, although first and fourth quarter systemwide contractual sales, which impact several revenue categories, are generally lower than the second and third quarter levels. We attempt to make restaurant sales less seasonal by offering a variety of products that tend to sell better during various seasons.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONDENSED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED)

        The following tables present unaudited condensed quarterly results of operations and selected restaurant data for 2002 and 2001.

	2002				2001
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	(Dollars in thousands, except per share data)
Revenue:
Royalties	$5,120	$5,264	$4,984	$4,599	$5,435	$5,733	$5,471	$5,126
Franchise fees	20	42	—	60	150	35	133	30
Developer fees	60	60	59	52	84	86	209	76
Restaurant sales	7,871	8,269	7,935	7,648	7,416	7,648	7,320	7,521
Brand contribution	1,883	1,991	1,820	1,615	1,729	1,967	1,884	1,816
Other fees and revenue	292	276	295	331	533	595	489	364

Total revenue	15,246	15,902	15,093	14,305	15,347	16,064	15,506	14,933

Expenses:
Service costs:
Royalties	1,135	1,106	1,009	725	1,293	1,191	1,162	1,099
Franchise fees	10	16	—	27	60	18	56	15

	1,145	1,122	1,009	752	1,353	1,209	1,218	1,114

Restaurant operations:
Cost of sales	2,196	2,312	2,247	2,180	2,048	2,146	2,060	2,109
Personnel and benefits	3,169	3,293	3,305	3,231	3,183	3,164	3,057	3,111
Operating expenses	1,767	1,869	1,989	1,932	1,588	1,765	1,725	1,867

	7,132	7,474	7,541	7,343	6,819	7,075	6,842	7,087

Equity loss on investments	30	48	59	57	16	39	33	22

General and administrative	4,480	4,835	4,834	5,340	4,683	5,007	4,873	4,155

Depreciation and amortization	1,083	1,086	1,274	1,577	998	1,039	1,072	1,115

Total expenses	13,870	14,565	14,717	15,069	13,869	14,369	14,038	13,493

Income (loss) from operations	1,376	1,337	376	(764)	1,478	1,695	1,468	1,440
Other:
Interest income	217	95	119	221	263	267	251	162
Interest expense	(603)	(655)	(797)	(1,018)	(785)	(707)	(665)	(664)

Income (loss) before income taxes	990	777	(302)	(1,561)	956	1,255	1,054	938
Provision (credit) for income taxes	362	288	(60)	(487)	364	504	395	450

Net income (loss)	$628	$489	$(242)	$(1,074)	$592	$751	$659	$488

Earnings per share—basic	$0.09	$0.07	$(0.03)	$(0.15)	$0.08	$0.10	$0.09	$0.07

Earnings per share—diluted	$0.08	$0.07	$(0.03)	$(0.15)	$0.08	$0.10	$0.09	$0.07

	2002				2001
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
Restaurant Data:
Systemwide contractual sales (in thousands)(1)(6)	$100,201	$102,645	$97,987	$90,506	$107,170	$109,783	$106,165	$100,049
Change in same store contractual sales(2)	(5.4%)	(5.5%)	(6.3%)	(7.9%)	2.6%	(0.8%)	(5.2%)	(2.7%)
Weighted average weekly store contractual sales, by restaurant type(3)(4)(6)
Freestanding	$13,018	$13,447	$12,947	$12,112	$13,281	$13,800	$13,417	$12,870
Shopping center	9,340	9,525	9,190	8,537	9,556	9,844	9,566	9,130
Other	8,886	8,929	8,520	8,235	8,611	8,450	8,173	8,556
All restaurants	$11,485	$11,800	$11,357	$10,626	$11,611	$12,000	$11,695	$11,281
Change in weighted average weekly store contractual sales for all restaurants(5)	(1.1%)	(1.7%)	(2.9%)	(5.8%)	6.0%	2.6%	(1.7%)	1.4%
Restaurants opened:
Domestic—
New	2	3	1	2	6	2	6	3
Re-openings	3	2	2	4	8	2	3	5

Total domestic openings	5	5	3	6	14	4	9	8
International	1	2	—	2	1	—	—	—

Total openings	6	7	3	8	15	4	9	8
Restaurants closed	(8)	(8)	(16)	(23)	(15)	(13)	(19)	(26)

Net unit change	(2)	(1)	(13)	(15)	—	(9)	(10)	(18)

Restaurants operating at end of quarter	672	671	658	643	711	702	692	674

(1)
Includes contractual sales for all restaurants, including Company-operated and franchised, as reported by franchisees or derived by the Company from other data.
(2)
Same store contractual sales are based on Company-operated and franchised restaurants that were open for the entire period indicated and for at least eighteen months as of the end of the corresponding prior period, including restaurants that were temporarily closed and reopened within six months.
(3)
In actual dollars.
(4)
Freestanding restaurants include all restaurants in freestanding buildings; shopping center restaurants are restaurants in a shopping center; and other restaurants include downtown, airport and other locations.
(5)
Percentage change in weighted average weekly store contractual sales from previous fiscal year.
(6)
Systemwide contractual sales, same store contractual sales and weighted average annual same store contractual sales are all based on contract sales, as defined in our franchise agreements, represent net sales under generally accepted accounting principles plus the amounts of any discounts for any employee or manager meals. Contractual sales are used in this chart, and throughout this report, because these sales are the basis of our royalty income and contractual sales are the only sales amounts reported to us by franchisees.

IMPACT OF INFLATION

        We believe that inflation did not have a material impact on our operations for the periods reported. Significant increases in labor, employee benefits, food costs and other operating expenses could have a material adverse effect on franchisees' and Company-operated restaurant operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Changes in short-term interest rates on loans from financial institutions could materially affect our earnings because the interest rates charged on certain underlying obligations are variable.

        At December 31, 2002, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $86,300 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of our variable rate debt and assumes no change in the volume or composition of debt at December 31, 2002.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        The current directors and executive officers of the Company are:

Name/Position(s) and Office(s) with the Company	Age	Present Term Expires	Year First Elected Director
Azie Taylor Morton(1)(2) Director	67	2004	1996
Floor Mouthaan(1)(2) Director	57	2003	1994
Raymond A. Rodriguez(1) Director	45	2005	1994
John C. Wooley(3) Chairman of the Board, President and CEO	54	2004	1981
Jeffrey J. Wooley(3) Director, Senior Vice President and Secretary	57	2005	1981
Richard H. Valade Executive Vice President, Treasurer and CFO	54	N/A	N/A
Darrell W. Kolinek Senior Vice President—Restaurant Operations	51	N/A	N/A
Joyce Cates Senior Vice President—Franchise Operations	55	N/A	N/A

(1)
Member of the Audit Committee.
(2)
Member of the Compensation Committee.
(3)
Member of the Executive Committee.

        Azie Taylor Morton has been President of GRW Capital Corporation of Texas, a financial services firm in Austin, since 1999, and she was its Director of Marketing from 1993 to 1999. Ms. Morton served in the federal government during the Kennedy, Johnson and Carter administrations, including her appointment as Treasurer of the United States in 1977, and she has served in local and state governments as well. She also was a franchisee and a member of the Board of Directors of Wendy's International, Inc. She was a member of the Board of Trustees of Citizens Funds, a mutual fund, from 1992 to 2001, and served as its Chair from 1996 to 2001.

        Floor Mouthaan has been a managing director of Gold-Zack AG, a German investment banking firm, since July 2000. He was the managing director of Greenfield Capital Partners, B.V., from 1995 to 2000. Mr. Mouthaan was the chief executive officer of Noro (Nederland) B.V., an international venture capital fund located in Zeist, the Netherlands, from 1988 to 1995.

        Raymond A. Rodriguez has been President of RAR Service Group, Inc., a financial services and consulting firm located in Long Grove, Illinois, since 1985. Mr. Rodriguez is an officer and principal shareholder of Barmar Enterprises, Inc., an area developer for the Company in the Chicago, Illinois area since 1992, and has been an owner of two Schlotzsky's Deli restaurants in Chicago since 1993, another in Northfield, Illinois since 1995, and a fourth in Gurnee, Illinois since 1998.

        John C. Wooley has served as Chairman of the Board and President of the Company since 1981 and as Chief Executive Officer since 1995. From 1974 to 1981, he participated in various real estate development and investment activities. Mr. Wooley earned a BBA in accounting in 1970 and a JD in 1974, both from The University of Texas at Austin.

        Jeffrey J. Wooley has served the Company as Secretary since 1981 and as Senior Vice President since 1995. Mr. Wooley also served the Company as General Counsel from 1981 through 1997, and as Vice President from 1981 through 1995. Prior to 1981, Mr. Wooley was engaged in the private practice of law in Colorado and Texas. Mr. Wooley received a BA degree from Rice University in 1968 and a JD from The University of Texas at Austin in 1972. Jeffrey Wooley and John Wooley are brothers.

        Richard H. Valade has served as Executive Vice President, Treasurer and Chief Financial Officer of the Company since August 2000. Mr. Valade was an independent business/accounting consultant from September 1999 to August 2000. From September 1988 to August 1999, he was a Partner with Arthur Andersen LLP in Detroit, Michigan. Mr. Valade received a BBA degree from University of Michigan in 1971 and an MBA degree from The George Washington University in 1975. In May 1998, Mr. Valade made an offer of settlement to the Securities and Exchange Commission ("SEC") pursuant to which the SEC entered an order censuring Mr. Valade for issuing an unqualified audit report on 1992 financial statements for a drug store company without obtaining sufficient competent evidential matter concerning the existence of store inventory while Mr. Valade was the engagement partner at Arthur Andersen LLP for that company.

        Darrell W. Kolinek joined the Company in 1980 as Operations Supervisor. He became Director of Franchise Services in 1991. Mr. Kolinek was appointed Vice President of Franchise Services in January 1995, Senior Vice President of Franchise Services in July 1995, Senior Vice President of Franchise Relations in February 1999, and Senior Vice President of Restaurant Operations in July 1999. Mr. Kolinek attended Southwest Texas State University.

        Joyce Cates joined the Company in 1994 as Franchise Sales Administrator. In February 1995, she was appointed Office Administrator. In December 1995, she was promoted to Vice President of Corporate Administration. In January 1998, she became Vice President of Executive Administration. In October 1999, she was named Vice President of Franchise Operations. In October 2000, she was named Senior Vice President of Franchise Operations. Ms. Cates received a Bachelor of Science degree from Texas Woman's University in 1969.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and beneficial owners of more than 10% of our common stock to report beneficial ownership and changes in beneficial ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, we believe that all these persons filed the reports required by Section 16(a) of the Exchange Act with the SEC on a timely basis during fiscal year 2002.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

        The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2002, 2001 and 2000 to the Company's chief executive officer and each of the other four persons serving as executive officers on December 31, 2002 (collectively, the "named executive officers").

Long Term Compensation
					Awards	Payouts
Annual Compensation
Name and Principal Position					Securities Underlying Options/SARs(#)	All Other Compensation($)
	Year		Salary($)	Bonus($)(1)
John C. Wooley Chairman of the Board, President and CEO	2002 2001 2000		377,287 300,000 247,120	-0- 150,000 -0-	-0- -0- -0-	186,462 184,212 5,250	(2) (3) (4)
Jeffrey J. Wooley Director, Senior VP and Secretary	2002 2001 2000		282,965 225,000 178,612	-0- 112,500 -0-	-0- -0- -0-	178,677 96,197 2,702	(5) (6) (4)
Richard H. Valade Executive VP, Treasurer and CFO	2002 2001 2000	(9)	243,000 225,000 84,375	-0- 112,500 -0-	-0- -0- 100,000	11,402 12,757 39,100	(7) (8) (10)
Darrell W. Kolinek Senior VP—Restaurant Operations	2002 2001 2000		170,000 155,000 139,520	-0- -0- -0-	-0- 40,000 20,000	7,472 340 698	(11) (4) (4)
Joyce Cates Senior VP—Franchise Operations	2002 2001 2000		170,000 128,750 97,472	-0- -0- -0-	-0- 25,000 1,000	6,800 2,281 992	(4) (4) (4)

(1)
Paid pursuant to the applicable executive officers' employment agreements.
(2)
Includes (i) a bonus advance of $150,000 paid in January 2002, to be repaid to the Company with 60% of the net bonus, if any, for each year beginning with the 2002 bonus, (ii) a $29,021 payment for unused vacation accrued during 2001, to be paid by the Company in 2003, and (iii) a $7,441 employer matching contribution to his 401K plan account.
(3)
Includes (i) a bonus advance of $150,000 paid in January 2001, to be repaid to the Company with 60% of the net bonus, if any, for each year beginning with the 2002 bonus, (ii) a $28,962 payment for unused vacation accrued during 2000, to be paid by the Company in 2003, and (iii) a $5,250 employer matching contribution to his 401K plan account. His employment agreement was amended in January 2002 to eliminate the provision for 150,000 stock options, or an economically equivalent benefit, which was to have been granted in 2001.
(4)
Employer matching contribution to 401K plan account.
(5)
Includes (i) a bonus advance of $140,000 to be repaid to the Company with 60% of the net bonus, if any, for each year beginning with the 2002 bonus, (ii) a $21,766 payment for unused vacation accrued during 2001, to be paid by the Company in 2003, (iii) a $2,640 premium paid for dependent medical insurance, (iv) a $6,844 premium paid for life and disability insurance, and (v) a $7,427 employer matching contribution to his 401K plan account. In lieu of the $140,000 advance referenced in (i) above, the Company executed a promissory note with Jeff due and payable by January 31, 2004.

(6)
Includes (i) a bonus advance of $50,000 to be repaid to the Company with 60% of the net bonus, if any, for each year beginning with the 2002 bonus, (ii) an advance of $17,000 that was repaid in April 2002, (iii) a $21,721 payment for accrued and unused vacation, (iv) a $4,082 premium paid for dependent medical insurance, (v) a $1,113 premium paid for supplemental life insurance, and (vi) a $2,281 employer matching contribution to his 401K plan account. His employment agreement was amended in December 2001 to eliminate the provision for 100,000 stock options, or an economically equivalent benefit, which was to have been granted in 2001.
(7)
Includes (i) a $2,640 premium paid for dependent medical insurance, and (ii) a $1,472 premium paid for supplemental life insurance, and (iii) a $7,290 employer matching contribution to his 401K plan account.
(8)
Includes (i) $7,200 of relocation expenses, (ii) a $4,082 premium paid for dependent medical insurance, and (iii) a $912 premium paid for supplemental life insurance, and (iv) a $563 employer matching contribution to his 401K plan account.
(9)
Mr. Valade's employment with the Company began August 15, 2000.
(10)
Includes (i) $28,125 of consulting fees paid by the Company to Mr. Valade before his employment with the Company and (ii) $10,975 of relocation expenses.
(11)
Includes (i) a $672 premium paid for supplemental life insurance, and (ii) a $6,800 employer matching contribution to his 401K plan account.

OPTION GRANTS IN LAST FISCAL YEAR

        We did not grant any stock options or stock appreciation rights to any named executive officers during fiscal year 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

        The following table sets forth certain information concerning the fiscal year-end value of the unexercised options of each named executive officer for fiscal year 2002. No named executive officers exercised any stock options or stock appreciation rights during fiscal year 2002.

	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-the-Money Options at Fiscal Year-End($)(1)
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
John C. Wooley	-0-	-0-	-0-	-0-
Jeffrey J. Wooley	-0-	-0-	-0-	-0-
Richard H. Valade	100,000	-0-	-0-	-0-
Darrell W. Kolinek	86,771	6,667	$14,400	-0-
Joyce Cates	50,334	6,666	$9,000	-0-

(1)
The closing price per share of Common Stock on December 31, 2002 was $3.36.

Compensation of Directors

        Directors who are not officers or employees of, or consultants to, the Company received a retainer of $1,000 per month, $1,500 for each meeting of the Board of Directors attended and $1,500 per committee meeting attended during fiscal year 2002. Floor Mouthaan is reimbursed a flat amount of $1,500 for travel expenses for each trip to the site of a Board or committee meeting. He was reimbursed a total of $6,000 in 2002 for travel expenses related to Board and committee meetings.

EMPLOYMENT AGREEMENTS

        As amended, the employment agreement of John C. Wooley, the Company's Chairman of the Board, President and Chief Executive Officer, include the following provisions:

  •
  a rolling four-year term to be automatically extended on December 31 of each year;

  •
  base salary in 2002 of $377,287, calculated according to formula based on 2001 base salary and increase in the Company's 2001 EBITDA (earnings before interest, taxes, depreciation and amortization);

  •
  base salary increase in future years according to formula based on prior year's base salary and increase in the Company's EBITDA, up to a maximum increase of 100% per year;

  •
  cash bonus based on increase in the Company's EBITDA, up to 100% of base salary;

  •
  advances of $150,000 in January 2001 and in January 2002, with repayment from portion of future cash bonuses;

  •
  other employment benefits related to insurance premiums;

  •
  upon any termination of employment by the Company or upon certain events following a change in control of the Company, salary and other benefits paid for up to four years and remaining 2001 and 2002 advance balance, if any, will be deemed earned; and

  •
  repayment of certain loans from the Company to John to commence when certain personal guaranties by John of Company obligations are released. See "Certain Relationships and Related Transactions" below.

        John's employment agreement also provided for a grant of 150,000 stock options on June 1, 2001, at the then-current market price and with immediate vesting, subject to any Compensation Committee action and approval by the Company's shareholders necessary to increase the shares issuable under the 1993 Stock Option Plan, or a benefit economically equivalent to the foregoing stock options, if required Compensation Committee or shareholder action did not occur. In December 2001 and January 2002, the Compensation Committee approved amendments to his employment agreement, resulting in: (i) the elimination of the stock option grant and the economic equivalent benefit provisions; and (ii) the addition of the bonus advances described above.

        As amended, the employment agreement of Jeffrey J. Wooley, the Company's Secretary and Senior Vice President, includes the following provisions:

  •
  a rolling four-year term to be automatically extended on December 31 of each year;

  •
  base salary in 2002 of $282,965, calculated according to formula based on 2001 base salary and increase in the Company's 2001 EBITDA (earnings before interest, taxes, depreciation and amortization);

  •
  base salary increase in future years according to formula based on prior year's base salary and increase in the Company's EBITDA, up to a maximum increase of 100% per year;

  •
  cash bonus based on increase in the Company's EBITDA, up to 100% of base salary;

  •
  advances of $50,000 in January 2001 and $140,000 in January 2002, with repayment from portion of future cash bonuses;

  •
  other employment benefits related to insurance premiums;

  •
  upon any termination of employment by the Company or upon certain events following a change in control of the Company, salary and other benefits paid for up to four years and remaining 2001 and 2002 advance balance, if any, will be deemed earned; and

  •
  repayment of certain loans from the Company to Jeff to commence when certain personal guaranties by Jeff of Company obligations are released. See "Certain Relationships and Related Transactions" below.

        Jeff's employment agreement also provided for a grant of 100,000 stock options on June 1, 2001, at the then-current market price and with immediate vesting, subject to any Compensation Committee action and approval by the Company's shareholders necessary to increase the shares issuable under the 1993 Stock Option Plan, or a benefit economically equivalent to the foregoing stock options, if required Compensation Committee or shareholder action did not occur. In December 2001 and January 2002, the Compensation Committee approved amendments to his employment agreement, resulting in: (i) the elimination of the stock option grant and the economic equivalent benefit provisions; and (ii) the addition of the bonus advances described above.

        The employment agreement between the Company and Richard H. Valade, Executive Vice President, Treasurer and Chief Financial Officer, includes the following provisions:

  •
  initial term of two years to be renewed automatically for successive one-year terms;

  •
  base salary of $225,000;

  •
  other employment benefits related to insurance premiums;

  •
  grant of 100,000 stock options;

  •
  cash bonus, up to 100% of salary, based on parameters to be determined annually;

  •
  future compensation increases which may be awarded in the Company's discretion; and

  •
  payment of salary, bonus and other benefits for one year upon termination of employment by the Company without cause or upon certain events following a change in control of the Company.

        In 2000, the Company entered into employment agreements with each of Darrell W. Kolinek (Senior Vice President—Restaurant Operations) and Joyce Cates (Senior Vice President—Franchise Operations). These agreements, which were extended in 2001, provided for (i) base salary, (ii) other employment benefits, and (iii) payment of salary and benefits for six (6) months upon termination of employment by the Company without cause or for one (1) year upon certain events following a change in control of the Company. These agreements expired in May 2002 and have not been renewed.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        There are no relationships or transactions required to be reported in this section under the applicable securities regulations.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth certain information regarding the beneficial ownership of shares of common stock, as of the close of business on March 24, 2003 (except as otherwise indicated), by each person or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, each current director of the Company, each executive officer included in the Summary Compensation Table, and all current directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Beneficial ownership as reported in the table has been determined in accordance with Rule 13d-3 under the Exchange Act and represents the number of shares of Common Stock for which a person, directly or indirectly, through any contract, management, understanding, relationship or otherwise, has or shares voting power, including the power to vote or direct the voting of such shares, or investment power, including the power to dispose or to direct the disposition of such shares, and includes shares which may be acquired within 60 days after March 24, 2003. There were 7,319,887 shares outstanding as of March 24, 2003, excluding shares owned by the Company.

	Shares Beneficially Owned
Name	Number		Percent of Class
Dimensional Fund Advisors, Inc.	604,850	(1)	8.3%
Joseph G. Beard	1,021,850	(2)	14.0%
Azie Taylor Morton	12,300	(3)	*
Floor Mouthaan	10,000	(4)	*
Raymond A. Rodriguez	28,169	(5)	*
John C. Wooley	794,662	(6)	10.9%
Jeffrey J. Wooley	157,651	(7)	2.2%
Richard H. Valade	107,008	(8)	1.4%
Darrell W. Kolinek	138,745	(9)	1.9%
Joyce Cates	57,000	(10)	*
All executive officers and directors as a group (eight persons)	1,304,393	(11)	17.1%

*
Less than 1%
(1)
Based on review of Schedule 13G/A, and current as of February 12, 2003. The address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(2)
Based on review of Form 4 and current as of March 17, 2003. Includes 418,600 shares owned by Mr. Beard, directly or through accounts for his children, for which sole voting and investment power is held by Mr. Beard, and 603,250 shares owned by Westdale Properties America I, Ltd. ("WPA"), for which shared voting and investment power is held by Mr. Beard, WPA, JGB Ventures I, Ltd. ("JV"), JGB Holdings, Inc. ("JH"), and Ronald Kimel as Trustee. The address of Mr. Beard, WPA, JV and JH is 3300 Commerce Boulevard East, Dallas, Texas 75226. The address of Mr. Kimel is 444 Adelaide Street West, Toronto, Ontario M5V1S7, Canada. The Form 4 indicates that the persons and entities identified in this footnote may be deemed to comprise a "group" under applicable securities law.
(3)
Includes 12,300 shares which may be purchased from the Company pursuant to currently exercisable stock options at $3.7406 per share.
(4)
Includes 10,000 shares which may be purchased from the Company pursuant to currently exercisable stock options at $3.7406 per share.
(5)
Includes 10,000 shares which may be purchased from the Company pursuant to currently exercisable stock options at $3.7406 per share.
(6)
Includes 1,142 shares held by a trust for the benefit of John Wooley and Jeffrey Wooley (the "Wooley Trust"), for which John Wooley is a co-trustee.
(7)
Includes 1,142 shares held by the Wooley Trust, for which Jeffrey Wooley is a co-trustee.
(8)
Includes 5,000 shares held in an investment account jointly owned by Mr. Valade and his wife. Also includes 100,000 shares purchasable from the Company pursuant to currently exercisable options granted by the Company to Mr. Valade.
(9)
Includes (i) 93,438 shares purchasable by Mr. Kolinek from the Company within 60 days of March 24, 2003, pursuant to options granted by the Company, and (ii) 41,938 shares purchasable by Mr. Kolinek's wife from the Company within 60 days of March 24, 2003, pursuant to options granted by the Company to her in her capacity as an employee of the Company.

(10)
Includes 57,000 shares purchasable from the Company within 60 days of March 24, 2003, pursuant to options granted by the Company to Ms. Cates.
(11)
Shares deemed to be beneficially owned by more than one executive officer or director have only been counted once in determining total shares beneficially owned by all executive officers as a group. Includes 324,676 shares purchasable from the Company within 60 days of March 24, 2003, pursuant to options granted by the Company.

        Substantially all of the shares beneficially owned by John Wooley and Jeffrey Wooley are pledged to secure personal indebtedness.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,135,293	$6.01	365,532
Equity compensation plans not approved by security Holders	-0-	N/A	N/A

Total	1,135,293	$6.01	365,532

        The Company has three equity compensation plans that have been approved by security holders.

  (i)
  The Third Amended and Restated 1993 Stock Option Plan, as amended, has options for 1,132,993 shares of common stock issued as of December 31, 2002, with a weighted average exercise price of $6.00 per share, and has options for 165,922 shares remaining available for future issuance.

  (ii)
  The 1995 Non-Employee Director Stock Option Plan, has options for 2,300 shares of common stock issued as of December 31, 2002, with a weighted average exercise price of $10.25 per share, and has options for 20,000 shares remaining available for future issuance.

  (iii)
  The Employee Stock Purchase Plan has 179,610 shares remaining available for future issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        John C. Wooley and Jeffrey J. Wooley have personally guaranteed and pledged collateral in connection with obligations of the Company to various lenders and lessors. The Company has agreed to indemnify both of them against liabilities, costs and expenses they may incur under such guarantees. The approximate total amount of the guaranteed obligations was $1,139,000 at December 31, 2002.

        John Wooley and Jeffrey Wooley signed various promissory notes to the Company to evidence obligations owed to predecessor entities. As amended, these loans accrue interest at 8% per year, as long as certain personal guarantees (described above) by John Wooley and Jeffrey Wooley in favor of the Company remain outstanding, and then convert to a five-year term. The largest aggregate amount of such indebtedness during 2002, and the balance of these loans as of December 31, 2002, was approximately $150,900 for John Wooley and $307,500 for Jeffrey Wooley.

        In 2001, the Company issued promissory notes to Jeffrey Wooley in the amounts of (i) $112,500 in lieu of payment for his 2001 bonus, and (ii) $140,000 for his bonus advance payable in 2002 under the terms of his employment agreement. As amended, these notes will mature on January 31, 2004. The notes accrue interest at 7% per year, with accrued interest payable monthly.

        A predecessor-in-interest to Third & Colorado, LP ("T&C"), in which John Wooley and Jeffrey Wooley are controlling members, is the borrower under a term loan and a line of credit from the Company, secured by mortgages on a parcel of land in Austin, Texas previously sold by the Company to T&C's predecessor-in-interest. As amended, both loans accrue interest at 8% per year as long as certain personal guarantees (described above) by John Wooley and Jeffrey Wooley in favor of the Company remain outstanding, and then convert to a ten-year term. The largest aggregate amount of such indebtedness during 2002, and the balance of these loans as of December 31, 2002, was $1,075,483.

        The Company leases its corporate headquarters in the central business district of downtown Austin, Texas from T&C under a ten-year lease which began in November 1997. The lease provides for: approximately 29,400 square feet of office space at $12.95 per square foot of annual net rent; approximately 11,950 square feet of additional space originally designated for storage but now used primarily for offices, rent free for the first three years, $1.25 per square foot for the next three years, and $2.50 per square foot for the last four years; varying numbers of parking spaces at below-market rates for the first six years and market rates for the last four years; and reimbursement of certain expenses. In 1996, after review of an analysis by an independent appraiser, the disinterested members of the Board of Directors approved the terms of the lease and determined that such terms were no less favorable to the Company than those available from unaffiliated third parties. In 2002, the Company paid to T&C $476,443 for office and storage space, $124,589 for approximately 150 parking spaces, and $41,026 for taxes and insurance.

        Bonner Carrington Corporation European Market ("BCCE"), is the master licensee of the Company for Germany, France and certain other territories. In connection with such master licenses, BCCE has executed promissory notes payable to the Company. As amended, the notes bear interest at 9% per annum and provide for installment payments of principal and interest through December 2007. The largest aggregate amount of indebtedness during 2002, and the balance outstanding on December 31, 2002, owed by BCCE to the Company under such notes was approximately $582,561. The Company owns a 7.5% preferred stock interest in BCCE, has an option to acquire an additional 10% preferred stock interest in BCCE, and has options to acquire BCCE and its territories at predetermined prices through December 2011. The Company also holds a promissory note of Bonner Carrington LP, a Texas limited partnership and affiliate of BCCE ("BCLP"). The largest aggregate amount of such indebtedness during 2002, and the balance outstanding on December 31, 2002, owed under such note was approximately $413,697. In 1998, affiliates of BCCE acquired a minority membership interest in T&C.

        In 2002, the Company paid $50,000 to BCLP for an option to take over a long-term ground lease for a potential Company-operated restaurant site in the Austin area. The Company exercised this option in January 2003 at the exercise price of $100,000. In March 2003, the Company entered into a construction coordination and consulting agreement with BCLP in connection with the development of this and other restaurant sites.

        Raymond Rodriguez, a director of the Company, owns interests in the area developer for and several franchisees in the Chicago area. During 2002, the Company paid such area developer approximately $107,953 in compensation based on franchise fees and royalties generated in the applicable territory, and such franchisees paid the Company approximately $93,333 in royalties. The Company believes that the terms of the area development agreement and the franchise agreements with the entities affiliated with Mr. Rodriguez are as favorable to the Company as those with other area developers or franchisees.

        In February 2001, the Company granted to Triad Media Ventures LLC ("Triad") warrants to purchase 30,000 shares of the Company's Common Stock at an exercise price of $4.50 per share. The warrants were granted in connection with a credit facility from Triad to Schlotzsky's National

Advertising Association, Inc. and Schlotzsky's N.A.M.F., Inc. which are affiliates of the Company, in the principal amount of $3,000,000 to fund the purchase of certain cable television advertising rights. Floor Mouthaan, a director of the Company, served on the investment committee of Triad until May 2002, but he did not have management control over Triad and he expressly disclaimed beneficial ownership of these shares. Nevertheless, the grant of warrants was treated as a related party transaction, was determined to be on terms no less favorable to the Company than those available from unaffiliated third parties, and was approved, by the disinterested members of the Board of Directors.

        Sino-Caribbean Corporation ("SCC"), a Texas corporation, is the master licensee of the Company for China. In connection with such master licenses, SCC has executed promissory notes payable to the Company. As amended, the notes bear interest at 8% per year and provide for installment payments of principal and interest through December 2006. The largest aggregate amount of indebtedness during 2002, and the balance outstanding on December 31, 2002, owed by SCC to the Company under such notes was approximately $775,000. Karl Martin, an employee of the Company, has an ownership interest in SCC.

        Certain of the transactions described above were entered into between related parties and therefore were not the result of arms-length negotiations. Accordingly, certain of the terms of these transactions may be more or less favorable to the Company than might have been obtained from unaffiliated third parties. During fiscal year 2002, the Company did not, and in the future will not, enter into any transactions in which the directors, executive officers or principal shareholders of the Company and their affiliates have a material interest, unless such transactions are determined to be on terms that are no less favorable to the Company than those that the Company could obtain from unaffiliated third parties, and are approved, by a majority of the independent and disinterested members of the Board of Directors.

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of filing this Form 10-K, the Company performed an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

        There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements. Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Report.

(a)(2)  Financial Statements Schedules. Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Report.

(a)(3)  Exhibits

3.1	—Articles of Incorporation of the Company, as amended.(1)
3.2	—Statement of Resolutions Regarding the Designation, Preferences and Rights of Class C Series A Junior Participating Preferred Stock of the Company.(2)
3.3	—Bylaws of the Company, as amended.(15)
4.1	—Specimen stock certificate evidencing the Common Stock of the Company.(1)
4.2	—Rights Agreement dated December 18, 1998 between the Company and Harris Trust and Savings Bank.(2)
4.3	—Warrant Certificate dated February 15, 2001 from the Company to Triad Media Ventures LLC.(13)
10.1	—Franchise Financing Program Procedures for Qualified Franchisees dated April 15, 1994, between the Company and Captec Financial Group, Inc.(1)
10.2	—Ultimate Net Loss Agreement dated April 15, 1994, between the Company and Captec Financial Group, Inc.(1)
10.3	—Amendment to Ultimate Net Loss Agreement dated March 30, 1995, between the Company and Captec Financial Group, Inc.(1)
10.4	—Franchise finance letter of understanding dated February 21, 1994, between the Company and Stephens Franchisee Finance.(1)
10.5	—Franchisee Financing Agreement dated September 1, 1994, between the Company and Stephens Diversified Leasing, Inc.(1)
10.6	—Form of Guaranty from the Company to landlord for Turnkey restaurants.(5)
10.7	—Form of Limited Guaranty from the Company to mortgage lender for Turnkey restaurants.(6)
10.8	—Employee Stock Purchase Plan of the Company.(3)*
10.9	—Third Amended and Restated 1993 Stock Option Plan of the Company.(4)*
10.10	—Amendments to Third Amended and Restated 1993 Stock Option Plan of the Company.(3)*
10.11	—Form of Incentive Stock Option Agreement, as amended, between the Company and certain employees.(10)*
10.12	—1995 Non-employee Directors Stock Option Plan of the Company, and form of Stock Option Agreement.(1)*
10.13	—Form of Indemnification Agreement between the Company and its directors and officers.(1)*
10.14	—Form of Employment Agreement between the Company and certain employees, including Darrell Kolinek and Joyce Cates.(10)*

10.15	—Employment Agreement dated August 15, 2000, between the Company and Richard H. Valade.(12)*
10.16	—Form of Employment Agreement between the Company and John C. Wooley and Jeffrey J. Wooley.(13)*
10.17	—First Amendment to Employment Agreement between the Company and John C. Wooley.(16)*
10.18	—First Amendment to Employment Agreement between the Company and Jeffrey J. Wooley.(16)*
10.19	—Second Amendment to Employment Agreement between the Company and John C. Wooley.(16)*
10.20	—Second Amendment to Employment Agreement between the Company and Jeffrey J. Wooley.(16)*
10.21	—Amended and Restated Promissory Note dated January 1, 2001, from John C. Wooley to the Company.(13)*
10.22	—Amended and Restated Promissory Note dated January 1, 2001, from Jeffrey J. Wooley to the Company.(13)*
10.23	—Promissory Note, dated effective January 31, 2002, from the Company to Jeffrey J. Wooley.(17)*
10.24	—Modification, Extension and Renewal of Promissory Note, dated effective December 30, 2002, from the Company to Jeffrey J. Wooley.(18)*
10.25	—Promissory Note, dated effective January 31, 2002, from the Company to Jeffrey J. Wooley.(17)*
10.26	—Modification, Extension and Renewal of Promissory Note, dated effective December 30, 2002, from the Company to Jeffrey J. Wooley.(18)*
10.27	—Lease Agreement dated March 21, 1997, between the Company and Third & Colorado 19, L.L.C.(13)
10.28	—Modification Agreement Regarding Promissory Note dated January 1, 2001, from Third & Colorado, L.L.C. to the Company.(13)*
10.29	—Amended and Restated Promissory Note dated January 1, 2001, from Third & Colorado, L.L.C. to Schlotzsky's Real Estate, Inc.(13)*
10.30	—Amended and Restated Option Agreement dated February 7, 2001, between DFW Restaurant Transfer Corp. and NS Associates I, Ltd.(13)
10.31	—Amended and Restated Management Agreement dated February 7, 2001, between DFW Restaurant Transfer Corp. and NS Associates I, Ltd.(13)
10.32	—Amendment to Amended and Restated Option Agreement, dated effective June 1, 2002, between DFW Restaurant Transfer Corp., NS Associates I, Ltd. and the Company.(17)
10.33	—Amendment to Amended and Restated Management Agreement, dated effective June 1, 2002, between DFW Restaurant Transfer Corp., NS Associates I, Ltd. and the Company.(17)
10.34	—Modification Agreement, dated effective January 27, 2003, to the Promissory Note from the Company to NS Associates I, Ltd.(18)

10.35	—Credit Agreement dated December 7, 1999, between the Company and Wells Fargo Bank (Texas), National Association, as Agent; and the Lenders named therein.(8)
10.36	—First Amendment to Credit Agreement dated December 31, 1999, between the Company and Wells Fargo Bank (Texas), National Association, as Agent; and the Lenders named therein.(9)
10.37	—Second Amendment to Credit Agreement dated May 1, 2000, between the Company and Wells Fargo Bank Texas, National Association, as Agent; and the Lenders named therein.(11)
10.38	—Third Amendment to Credit Agreement dated September 30, 2000, between the Company and Wells Fargo Bank Texas, National Association, as Agent; and the Lenders named therein.(11)
10.39	—Fourth Amendment to Credit Agreement dated April 10, 2001, between the Company and Wells Fargo Bank Texas, National Association, as Agent, and the Lenders named therein.(14)
10.40	—Fifth Amendment to Credit Agreement dated December 31, 2001, between the Company and Wells Fargo Bank Texas, National Association, as Agent, and the Lenders named therein.(15)
10.41	—Sixth Amendment to Credit Agreement dated March 13, 2002, between the Company and Wells Fargo Bank Texas, National Association, as Agent, and the Lenders named therein.(15)
10.42	—Limited Guaranty Agreement dated April 10, 2001, between the Company and The Frost National Bank.(14)
21.1	—List of subsidiaries of the Company.(18)
23.1	—Consent of Grant Thornton LLP.(18)
Additional Exhibits:
99.1	—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer.(18)
99.2	—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard H. Valade, Chief Financial Officer.(18)

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

(12)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q/A filed on November 17, 2000.

(13)
Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 2, 2001.

(14)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2001.

(15)
Incorporated by reference from the Company's Annual Report on Form 10-K filed on March 29, 2002.

(16)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 2002.

(17)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 2002.

(18)
Filed with this Annual Report on Form 10-K.

(b)
Reports on Form 8-K

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHLOTZSKY'S, INC.
By:	/s/ JOHN C. WOOLEY John C. Wooley, Chairman of the Board, President and Chief Executive Officer Date: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOHN C. WOOLEY John C. Wooley	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2003
/s/ RICHARD H. VALADE Richard H. Valade	Executive Vice President and Treasurer, Chief Financial Officer (Principal Financial Officer)	March 31, 2003
/s/ MATTHEW D. OSBURN Matthew D. Osburn	Controller and Assistant Treasurer (Principal Accounting Officer)	March 31, 2003
/s/ JEFFREY J. WOOLEY Jeffrey J. Wooley	Director, Senior Vice President and Secretary	March 31, 2003
/s/ AZIE TAYLOR MORTON Azie Taylor Morton	Director	March 31, 2003
/s/ FLOOR MOUTHAAN Floor Mouthaan	Director	March 31, 2003
/s/ RAYMOND A. RODRIGUEZ Raymond A. Rodriguez	Director	March 31, 2003

CERTIFICATION

I, John C. Wooley, certify that:

1.
I have reviewed this annual report on Form 10-K of Schlotzsky's, Inc.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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
6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/s/ JOHN C. WOOLEY John C. Wooley Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Richard H. Valade, certify that:

1.
I have reviewed this annual report on Form 10-K of Schlotzsky's, Inc.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
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
6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/s/ RICHARD H. VALADE Richard H. Valade Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial Officer)

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
Schlotzsky's, Inc.:

        We have audited the accompanying consolidated balance sheets of Schlotzsky's, Inc. (a Texas corporation) and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schlotzsky's, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets.

GRANT THORNTON LLP

Dallas, Texas
March 7, 2003

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$678,895	$2,567,904
Accounts receivable, net:
Royalties	650,376	579,503
Brands	1,269,759	1,214,936
Other	1,332,990	1,588,853
Refundable income taxes	1,837,628	1,609,795
Prepaids, inventories and other assets	1,356,516	1,349,444
Real estate held for sale	5,167,563	6,347,726
Current portion of:
Notes receivable	510,573	474,317
Notes receivable—related party	72,353	58,760
Deferred tax asset	2,275,941	1,888,074

Total current assets	15,152,594	17,679,312
Property, equipment and leasehold improvements, net	39,709,461	39,348,025
Notes receivable, net, less current portion	5,972,058	6,762,652
Notes receivable—related party, net, less current portion	5,377,647	5,100,741
Investments	1,852,765	1,693,639
Intangible assets, net	65,308,249	40,257,019
Goodwill, net	2,985,679	2,861,082
Other non-current assets	1,168,029	446,790

Total assets	$137,526,482	$114,149,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Short-term debt	$—	$681,011
Current maturities of long-term debt	7,441,120	5,799,003
Accounts payable	2,841,607	1,429,762
Accrued liabilities	3,812,727	3,546,551
Deferred revenue, current portion	234,552	403,421

Total current liabilities	14,330,006	11,859,748
Long-term debt, less current portion	46,063,599	25,896,769
Deferred revenue, less current portion	1,597,443	1,837,943
Deferred tax liability	1,216,109	152,764

Total liabilities	63,207,157	39,747,224

Commitments and contingencies
Stockholders' equity:
Preferred stock, Class C, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized, 7,496,778 shares and 7,463,990 shares issued at December 31, 2002 and 2001, respectively	63,826	63,498
Additional paid-in capital	58,122,469	57,986,546
Retained earnings	16,976,186	17,175,234
Treasury stock (189,525 shares and 186,300 shares at December 31, 2002 and 2001, respectively), at cost	(843,156)	(823,242)

Total stockholders' equity	74,319,325	74,402,036

Total liabilities and stockholders' equity	$137,526,482	$114,149,260

The accompanying notes are an integral part of the consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2002	2001	2000
Revenue:
Royalties	$19,966,768	$21,765,314	$22,478,455
Franchise fees	122,000	347,500	510,850
Developer fees	230,740	455,266	739,777
Restaurant sales	31,723,161	29,905,593	25,737,556
Brand contribution	7,308,973	7,396,514	7,142,200
Other fees and revenue	1,194,851	1,980,528	2,566,174

Total revenue	60,546,493	61,850,715	59,175,012

Expenses:
Service costs:
Royalties	3,974,638	4,745,284	5,294,754
Franchise fees	53,455	148,750	215,583

	4,028,093	4,894,034	5,510,337

Restaurant operations:
Cost of sales	8,934,727	8,363,389	7,353,465
Personnel and benefits	12,997,969	12,514,714	10,693,001
Operating expenses	7,556,929	6,945,362	5,660,989

	29,489,625	27,823,465	23,707,455

Equity loss on investments	193,861	109,212	55,381

General and administrative	19,489,200	18,719,088	27,864,990

Depreciation and amortization	5,020,470	4,224,417	3,771,199

Total expenses	58,221,249	55,770,216	60,909,362

Income (loss) from operations	2,325,244	6,080,499	(1,734,350)
Other:
Interest income	651,936	943,300	2,264,763
Interest expense, net of capitalized interest of $101,160, $198,030 and $200,000 for 2002, 2001, and 2000, respectively	(3,073,228)	(2,821,660)	(3,585,674)

Income (loss) before income taxes	(96,048)	4,202,139	(3,055,261)
Provision (credit) for income taxes	103,000	1,713,000	(744,201)

Net income (loss)	$(199,048)	$2,489,139	$(2,311,060)

Earnings per share—basic	$(0.03)	$0.34	$(0.31)

Earnings per share—diluted	$(0.03)	$0.33	$(0.31)

The accompanying notes are an integral part of the consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Number of Shares	Stated Capital Amount	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
Balance, January 1, 2000	7,427,714	$63,135	$57,779,291	$16,997,155	(105,000)	$74,734,581
Issuance of common stock in connection with employee stock purchase plan	15,628	156	85,243	—	—	85,399
Options issued for services	—	—	13,108	—	—	13,108
Net loss	—	—	—	(2,311,060)	—	(2,311,060)

Balance, December 31, 2000	7,443,342	63,291	57,877,642	14,686,095	(105,000)	72,522,028
Issuance of common stock in connection with employee stock purchase plan	18,348	184	38,806	—	—	38,990
Issuance of warrants	—	—	57,000	—	—	57,000
Treasury stock purchases (176,300 shares)	—	—	—	—	(718,242)	(718,242)
Options exercised	2,300	23	6,877	—	—	6,900
Tax benefit from employee stock transactions	—	—	6,221	—	—	6,221
Net income	—	—	—	2,489,139	—	2,489,139

Balance, December 31, 2001	7,463,990	63,498	57,986,546	17,175,234	(823,242)	74,402,036
Issuance of common stock in connection with employee stock purchase plan	16,467	165	66,726	—	—	66,891
Treasury stock purchases (3,225 shares)	—	—	—	—	(19,914)	(19,914)
Options exercised	16,321	163	61,889	—	—	62,052
Tax benefit from employee stock transactions	—	—	7,308	—	—	7,308
Net loss	—	—	—	(199,048)	—	(199,048)

Balance, December 31, 2002	7,496,778	$63,826	$58,122,469	$16,976,186	$(843,156)	$74,319,325

Preferred Stock

        Authorized 1,000,000 Class C shares, no par value; no shares outstanding at December 31, 2002, 2001 or 2000.

Common Stock

        Authorized 30,000,000 shares, no par value; 7,496,778 shares issued at December 31, 2002, 7,463,990 shares issued at December 31, 2001, and 7,443,342 shares issued at December 31, 2000. Shares issued include 189,525 shares in treasury at December 31, 2002, 186,300 shares at December 31, 2001, and 10,000 shares at December 31, 2000.

The accompanying notes are an integral part of the consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(199,048)	$2,489,139	$(2,311,060)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,020,470	4,224,417	3,771,199
Provisions for uncollectable accounts and impairment of assets	1,569,077	1,852,374	8,303,639
Provision for deferred taxes	1,090,126	1,231,705	(329,228)
Amortization of deferred revenue	(266,616)	(1,023,959)	(811,822)
Equity loss on investments	193,861	109,212	55,879
Options issued for services	—	—	13,108
Changes in:
Accounts receivable	(1,471,016)	(45,305)	(1,206,919)
Prepaid expenses and other assets	(540,704)	(476,893)	(169,419)
Accounts payable and accrued liabilities	1,273,099	356,834	(5,120,868)

Net cash provided by operating activities	6,669,249	8,717,524	2,194,509

Cash flows from investing activities:
Purchases of property, equipment and real estate held for sale	(2,196,739)	(7,888,870)	(8,094,141)
Sale of property, equipment and real estate held for sale	1,187,113	3,383,465	4,236,878
Acquisition of investments and intangible assets	(3,042,563)	(2,616,909)	(893,350)
Issuance of notes receivable	(97,475)	(1,038,784)	(6,477,450)
Repayments of notes receivable	95,045	5,455,908	15,727,164
Sale of investments and intangible assets	—	70,011	—

Net cash provided by (used in) investing activities	(4,054,619)	(2,635,179)	4,499,101

Cash flows from financing activities:
Sale of common stock	136,251	52,111	85,399
Issuance of warrants	—	57,000	—
Acquisition of treasury stock	(19,914)	(718,242)	—
Proceeds from issuance of debt	10,008,345	3,415,769	10,444,600
Repayment of debt	(14,628,321)	(7,484,918)	(20,973,072)

Net cash used in financing activities	(4,503,639)	(4,678,280)	(10,443,073)

Net increase (decrease) in cash and cash equivalents	(1,889,009)	1,404,065	(3,749,463)
Cash and cash equivalents at beginning of year	2,567,904	1,163,839	4,913,302

Cash and cash equivalents at end of year	$678,895	$2,567,904	$1,163,839

The accompanying notes are an integral part of the consolidated financial statements.

SCHLOTZSKY'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Summary of Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Schlotzsky's, Inc., a Texas corporation, and its wholly owned subsidiaries (collectively, "the Company"). All significant inter-company balances and transactions are eliminated in consolidation.

  Business

        The Company is a franchisor and operator of Schlotzsky's Deli fast-casual restaurants that feature upscale made-to-order sandwiches with unique sourdough buns. As of December 31, 2002, there were 643 Schlotzsky's Deli restaurants, of which 36 are Company-operated and 607 are franchised, located in 37 states, the District of Columbia and six foreign countries. Approximately 29.4% of the restaurants are located in Texas and 2.5% in foreign countries. Systemwide sales, including both Company-operated and franchised restaurants, were $391.3 million, $423.2 million and $429.4 million in 2002, 2001 and 2000, respectively.

  Revenue Recognition

        Royalties and Franchise Fees:

        Royalties and franchise fees are paid to the Company based on individual franchise agreements. Royalties are based on franchisees' restaurant sales, as defined in the franchise agreement, and are recognized as revenue in the period of the related sales. Franchise fees are recognized as revenue when the Company has performed substantially all services, typically at restaurant opening. Franchise fees collected but not yet earned are included in deferred revenue.

        Developer Fees:

        Fees from area developers and international master licensees for the purchase of their territorial rights are recognized as revenue ratably over the development schedule specific to each contract, generally for a ten-year period. Unrecognized fees are included in deferred revenue.

        Recognition of deferred fees is contingent on the licensee's performance on the payment terms specified in the license agreement.

        Restaurant Sales:

        Restaurant net sales are comprised of sales of food and beverage through Company-operated restaurants and are recognized, net of discounts, at the time of sale.

        Brand Contribution:

        Brand contribution is comprised of license fees received from third-party manufacturers based on their sales of Schlotzsky's Deli brand products to distributors for resale to franchisees or to retailers. These fees are recognized upon sale of the licensed products by manufacturers.

  Fiscal Year

        The Company utilizes a "4-4-5 week" quarterly reporting schedule for royalties, restaurant operations and royalty service costs. As a result of this reporting schedule, the fiscal year will include 53 weeks of activity for these line items once every 5-6 years. The financial statements for 2002, 2001 and 2000 reflect 52 weeks of operations for these items. For all other areas of the financial statements, the Company reports all fiscal quarters as ending on March 31, June 30, September 30 and December 31.

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

  Cash Equivalents

        Cash equivalents include unrestricted highly liquid investments purchased with an original maturity date of three months or less. At December 31, 2002 and 2001, cash consisted primarily of money market accounts and overnight repurchase agreements.

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

  Inventory

        Inventory represents food and supplies at Company-operated restaurants and is accounted for at the lower of cost or market on the first-in, first-out method.

  Notes Receivable

        Notes receivable consist of area developer, master licensee, franchisee and related-party promissory notes.

  Property, Equipment and Leasehold Improvements

        Property, equipment and leasehold improvements, which includes capitalized leases at a carrying value of $2,625,000 and $2,665,000, net of accumulated amortization of $955,000 and $597,000 at December 31, 2002 and 2001, respectively, are stated at cost, net of accumulated depreciation and amortization. Expenditures for normal maintenance of property and equipment are charged against income as incurred. Expenditures that significantly extend the useful lives of the assets are capitalized. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets or the term of the lease, including renewal options, whichever is shorter, for leasehold improvements.

  Real Estate Held for Sale

        Real estate held for sale consists primarily of land owned by the Company that it is actively marketing. These properties are stated at the lower of cost or net realizable value. Each property is reviewed in terms of its carrying value and the expected net realizable value.

  Investments

        Investments are stated at the lower of cost or market. Limited partnership investments are accounted for under the equity method and, accordingly, the Company's investment is adjusted for allocated profits, losses and distributions.

  Intangible Assets and Change in Accounting Principle

        Intangible assets consist primarily of the Company's original franchise rights, royalty values and goodwill, and developer and franchise rights related to the Company's reacquisition of franchises and area developer territory rights. Intangible assets with determinable lives are amortized over their estimated useful lives ranging from four to 40 years.

        The Company evaluates the propriety of the carrying amount of its intangible assets, as well as the amortization period for each intangible, when conditions warrant. If an indicator of impairment is present, the Company compares the projected undiscounted cash flows for the related business activity with the unamortized balance of the related intangible asset. If the undiscounted cash flows are less than the carrying value, management estimates the fair value of the intangible asset based on expected future operating cash flows discounted at the Company's primary borrowing rate. The excess of the unamortized balance of the intangible asset over the fair value, as determined, is charged to amortization. During 2002, the Company made an impairment provision of $150,000 for certain intangible assets related to restaurants.

        Under SFAS No. 142, "Goodwill and Other Intangible Assets", which the Company adopted January 1, 2002, the Company is required to test goodwill for impairment by comparing the carrying value of its reporting units, including goodwill, to the fair value of the unit. The Company determines fair value by projecting discounted cash flows expected from the units. Both interim testing, completed during the second quarter of 2002, and year-end testing indicated no goodwill impairment was present.

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

  Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and debt. The carrying value of financial instruments approximates fair value at December 31, 2002 and 2001.

  Advertising Expense

        The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $2,077,000, $1,468,000, and $1,334,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

  Stock-based Compensation

        The Company has adopted the "Third Amended and Restated Stock Option Plan," as further amended (the "Option Plan"), which is a stock-based incentive compensation plan, as described below. The Company also has an employee stock purchase plan that it adopted in 1998. The Company applies APB Opinion No. 25 in accounting for these plans. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if adopted by the Company, would change the methods the Company applies in recognizing the cost of these plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123 through December 31, 2002. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below.

        During 2002, 2001 and 2000, the Company did not incur any compensation costs for the Option Plan or the Employee Stock Purchase Plan under APB Opinion No. 25. Had compensation cost for the Company's Stock Option Plan and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per common share for 2002, 2001 and 2000 would approximate the pro forma amounts below:

	December 31, 2002		December 31, 2001		December 31, 2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Income (loss)	$(199,048)	$(548,411)	$2,489,139	$1,766,564	$(2,311,060)	$(2,679,865)
Earnings per common share —basic	$(0.03)	$(0.08)	$0.34	$0.24	$(0.31)	$(0.36)
Earnings per common share —diluted	$(0.03)	$(0.08)	$0.33	$0.24	$(0.31)	$(0.36)

        The weighted average fair value of each stock option granted in 2002, 2001, and 2000 was $2.98, $1.92, $2.51 per share, respectively. The fair values were determined using the following weighted-average assumptions: no dividend yield; risk-free interest rate 4.57% for 2002, 4.96% for 2001, and 5.22% for 2000; expected lives of six years; and volatility of 58.04% for 2002, 61.94% for 2001, and 49.18% for 2000.

        The weighted average fair value of stock purchase rights granted in 2002, 2001, and 2000 was $1.50, $1.02, and $1.31 per share, respectively. The fair values were determined using the following weighted-average assumptions: an expected term of 6 months, a volatility of 59.07% and 58.37%, and 49.18%, for 2002, 2001, and 2000, respectively, and a risk-free interest rate of 4.23%, 4.96%, and 4.00%, respectively.

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

2.    Notes Receivable

        Notes receivable consist of the following:

	December 31,
	2002	2001
Notes receivable from area developers and international master licensees, secured by their respective territories, interest ranging from 6% to 10%, due in installments through 2004	$343,450	$368,882
Notes receivable from franchisees, secured by real estate and equipment, generally subordinated to a first mortgage, interest ranging from 6% to 12%, due in installments through 2023	6,995,684	7,684,810
Notes receivable, unsecured, interest at 8%, due in installments through 2010	435,693	226,290
Less—valuation allowance	(1,292,196)	(1,043,013)

	6,482,631	7,236,969
Less—current portion	(510,573)	(474,317)

Notes receivable, less current portion	$5,972,058	$6,762,652

3.    Notes Receivable From Related Parties

        Notes receivable from related parties consist of the following:

	December 31,
	2002	2001
Note receivable from Schlotzsky's N.A.M.F., Inc. ("NAMF"), unsecured, bearing interest at prime, due on demand at any time on or before December 31, 2010, subordinated to a bank term loan expiring in April 2004	$2,862,644	$2,862,644
Notes receivable from related entities controlled by stockholders of the Company, bearing interest at 9%, collateralized by real estate, due in installments upon certain events	930,837	889,811
Notes receivable from master licensee, of which the Company is a preferred shareholder, bearing interest at 9%, due in installments through December 2007	996,258	996,258
Notes receivable from officers of the Company, bearing interest at 7.5%, due in installments upon certain events	396,562	396,562
Notes receivable from employees of the Company, bearing interest at 6.0%, due in installments through 2004	121,246	48,850
Note receivable from master licensee, of which a member of the Company's management is a shareholder, bearing interest at 8%, due in installments through December 2006	775,000	775,000
Less—valuation allowance	(632,547)	(809,624)

	5,450,000	5,159,501
Less—current portion	(72,353)	(58,760)

Notes receivable from related parties, less current portion	$5,377,647	$5,100,741

        From time to time, the Company makes advances to certain stockholders, related partnerships and affiliates (see Notes 5 and 14).

4.    Property, Equipment and Leasehold Improvements

        Property, equipment and leasehold improvements consist of the following:

			December 31,
	Depreciation Method	Depreciable Life (Years)
			2002	2001
Buildings	Straight Line	32	$15,546,414	$14,367,150
Furniture, fixtures and equipment	Straight Line	3 to 7	13,574,630	13,015,806
Leasehold improvements	Straight Line	7 to 32	6,940,421	8,541,511

			36,061,465	35,924,467
Accumulated depreciation and amortization			(12,708,978)	(9,219,322)

			23,352,487	26,705,145
Land			16,356,974	12,642,880

Property, equipment and leasehold improvements, net			$39,709,461	$39,348,025

        Certain of these properties, with a net carrying value of $16,646,000 and $12,687,000 at December 31, 2002 and 2001, respectively, represent operating restaurants which are not part of the Company's long-term portfolio of restaurants and are available for sale.

        Depreciation and amortization of property, equipment and leasehold improvements totaled approximately $3,475,000, $3,074,000 and $1,979,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        During 2002, an impairment provision of $150,000 was taken against restaurant carrying value. This impairment was determined through a review of the discounted estimated cash flows of the related properties.

5.    Investments

        Investments consist of the following:

	December 31,
	2002	2001
Restaurant venture investment	$1,285,632	$1,126,516
Real estate venture investment	4,062	4,052
Building artwork	263,071	263,071
Investments in master licensees	300,000	300,000

	$1,852,765	$1,693,639

  Restaurant Venture

        The Company acquired in 2000 a 50% interest in a limited liability company engaged in the operation of a Schlotzsky's® Deli restaurant. The company has the following assets, liabilities and capital (unaudited):

	December 31,
	2002	2001
Assets	$3,717,957	$3,819,874
Liabilities	2,264,279	2,486,147
Capital	1,453,678	1,333,727

        The limited liability company's net profits, losses and distributions are allocated based upon methods set forth in its regulations. The Company is allocated 50% of distributions and net profits and losses, and has a preferential distribution of capital in the event of sale or liquidation.

        The Company is the guarantor of a mortgage for the limited liability company for which the amount outstanding was $2,115,000 at December 31, 2002 and $2,197,000 at December 31, 2001. Additionally, the Company has receivables outstanding in the amount of approximately $23,000 at December 31, 2002 and $210,000 at December 31, 2001 due from the limited liability company.

  Real Estate Venture

        The Company owns a 10% limited partnership interest and a 1% general partnership interest in a limited partnership that owns a shopping center in Austin, Texas. The partnership has the following assets, liabilities and capital (unaudited):

	December 31
	2002	2001
Assets	$2,384,070	$2,534,158
Liabilities	2,073,629	2,117,211
Capital	310,441	416,947

        The limited partnership's net profits, losses and distributions are allocated based upon methods set forth in the partnership agreement. Net profits and all losses are allocated 1% to the Company.

        The Company is the guarantor, subject to certain conditions, of the partnership debt in the amount of approximately $2,005,000 at December 31, 2002 and $2,012,000 at December 31, 2001, which is also collateralized by real estate and related leases and rents.

  Investments in Master Licensees

        The Company has a preferred stock minority interest in a master licensee. The Company is also a lender to this master licensee (see Note 3).

6.    Intangible Assets

        As of December 31, 2002, and December 31, 2001, intangible assets consisted of the following:

		December 31, 2002		December 31, 2001
	Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
Intangible assets subject to amortization:
Royalty value	20	$2,473,687	$779,243	$2,473,687	$660,559
Developer and franchise rights	20 to 40	59,383,997	2,492,493	34,827,621	1,596,756
Restaurant development rights	13 to 25	1,619,044	406,689	1,342,340	280,794
Debt issue costs	3 to 20	1,561,254	76,631	134,676	23,758
Other intangible assets	5	560,624	363,770	524,503	312,410

		65,598,606	4,118,826	39,302,827	2,874,277

Intangible assets not subject to amortization:
Original franchise and royalty rights		5,688,892	1,860,423	5,688,892	1,860,423
Goodwill		3,316,520	330,841	3,191,923	330,841

		9,005,412	2,191,264	8,880,815	2,191,264

Total intangible assets		$74,604,018	$6,310,090	$48,183,642	$5,065,541

        Estimated amortization expense for intangible assets with determinable lives is as follows (dollars in thousands):

2003	$1,748
2004	1,682
2005	1,675
2006	1,667
2007	1,667

$8,439

        The changes in the gross value of goodwill for the year ended December 31, 2002, are as follows:

	Restaurant Operations	Franchise Operations	Total
Balance as of December 31, 2001	$2,930,923	$261,000	$3,191,923
Goodwill acquired	124,597	—	124,597
Impairment	—	—	—

Balance as of December 31, 2002	$3,055,520	$261,000	$3,316,520

        The following table provides a reconciliation of reported net income for the years ended December 31, 2001 and 2000, adjusted as though SFAS No. 142 had been effective January 1, 2000 (in thousands, except per share data):

	Year ended December 31, 2001			Year ended December 31, 2000
	Amount	Basic EPS	Diluted EPS	Amount	Basic EPS	Diluted EPS
Reported net income (loss)	$2,489	$0.34	$0.33	$(2,311)	$(0.31)	$(0.31)
Add back amortization expense (net of tax)	147	0.02	0.02	151	0.02	0.02

Adjusted net income	$2,636	$0.36	$0.35	$(2,160)	$(0.29)	$(0.29)

        Original franchise and royalty rights represent an amount allocated in connection with a 1993 merger of predecessor entities to form the current Schlotzsky's, Inc.

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

        The adoption of SFAS No. 142 had the effect of decreasing amortization expense and decreasing loss before provision for income taxes for 2002 by approximately $241,000, and net income and diluted earnings per share increased by approximately $150,000 and $0.02, respectively.

        Amortization of intangible assets totaled approximately $1,245,000, $1,150,000 and $1,033,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

7.    Deferred Revenue

        Deferred revenue consists of the following:

	December 31,
	2002	2001
Deferred developer and master licensee fees	$1,442,520	$1,750,489
Deferred franchise fees	77,000	287,500
Deferred franchise fee service costs	(30,000)	(139,100)
Deferred gain on property sales	342,475	342,475

	1,831,995	2,241,364
Less—current portion	(234,552)	(403,421)

Deferred revenue, less current portion	$1,597,443	$1,837,943

        The Company's policy is to reduce the basis of reacquired intangible rights by the amount of deferred revenue associated with the rights remaining at the time of acquisition. Deferred revenue was reduced by approximately $77,000 and $66,000 due to the reacquisition of certain master licensees and area developer territory rights during 2002 and 2001, respectively.

8.    Debt

        The Company's short-term debt consists of the following:

	December 31,
	2002	2001
Mortgage note, interest at 11.5%, amended to extend due date to January 2004	$—	$681,011

        The Company's long-term debt consists of the following:

	December 31,
	2002	2001
Notes payable to former area developers, interest at 8.0%, secured by interest in area developer rights, due in installments through May 2008	$24,438,344	$2,819,658
Mortgage notes payable to various financial institutions, interest rates ranging from 6.25% to 9.6%, secured by related restaurants, due in monthly installments through 2016.	23,839,398	13,195,263
Capitalized lease obligations, net of imputed interest of $4,482,985 and $5,550,162 as of December 31, 2002 and 2001, respectively, imputed rates ranging from 8.0% to 16.9%, due in monthly installments through 2027	3,028,750	3,015,390
Note payable to former area developer, non-interest bearing, discounted to reflect 8.0% imputed interest, unsecured, due in monthly installments through 2009, net of discount of $809,199 and $939,753 as of December 31, 2002 and 2001, respectively	1,868,118	2,059,473
Other	330,109	339,180
Term note under Credit Agreement, interest at prime plus 1%, secured by certain real property and equipment, due in monthly installments of $333,333 plus interest through December 2004, repaid in 2002	—	10,266,808

	53,504,719	31,695,772
Less—current maturities	(7,441,120)	(5,799,003)

Long-term debt, less current maturities	$46,063,599	$25,896,769

        The Company's $40,000,000 1999 Credit Agreement was fully repaid in 2002 with the proceeds of real estate mortgages. In August 2002, the Company exercised its option to reacquire the territorial rights of its largest area developer. The acquisition was primarily financed through a $23,268,000 promissory note to the seller secured by the rights reacquired. The promissory note bears interest at 8% and requires monthly payments of $520,000 through June 2005 when the remaining balance is due.

        Certain of the Company's real estate mortgages contain covenants requiring the maintenance of certain financial ratios, including working capital, debt to equity and debt service coverage. The Company has met, or received waivers on, such covenants.

        Aggregate scheduled maturities of long-term debt at December 31, 2002, are as follows:

Year Ending December 31,
2003	$7,441,120
2004	9,699,996
2005	21,707,677
2006	2,011,465
2007	3,699,628
Thereafter	8,944,833

$53,504,719

9.    Restaurant Operations

        The Company operates two groups of restaurants, one group which it intends to own and operate on a long-term basis and another group which are available for sale. The restaurants in the long-term portfolio include, as of December 31, 2002, three Marketplace restaurants which, along with a Schlotzsky's® Deli, include a full bakery producing pastries, muffins and other baked goods for sale in the Marketplace restaurant and in the coffee bar section of other Company-operated restaurants. A summary of certain operating information for Company-operated restaurants is presented below for the years ending December 31, 2002, 2001 and 2000:

	Long-Term Portfolio Restaurants
			Available for Sale Restaurants
	Schlotzsky's® Delis
		Marketplaces	Schlotzsky's® Delis
Year Ended December 31, 2002
Restaurant sales	$15,395,412	$4,943,749	$11,384,000

Restaurant operations
Cost of sales	4,219,035	1,509,826	3,205,866
Personnel and benefits	5,407,822	2,431,590	5.158,557
Operating expenses	2,731,695	1,262,387	3,562,847

	12,358,552	5,203,803	11,927,270

Operating income (loss) before depreciation and amortization	$3,036,860	$(260,054)	$(543,270)

Year Ended December 31, 2001
Restaurant sales	$14,399,533	$5,220,013	$10,286,047

Restaurant operations
Cost of sales	3,844,658	1,588,047	2,930,684
Personnel and benefits	5,273,458	2,504,561	4,736,695
Operating expenses	2,422,503	1,367,057	3,155,802

	11,540,619	5,459,665	10,823,181

Operating income (loss) before depreciation and amortization	$2,858,914	$(239,652)	$(537,134)

Year Ended December 31, 2000
Restaurant sales	$11,941,136	$5,346,394	$8,450,026

Restaurant operations
Cost of sales	3,182,577	1,644,714	2,526,174
Personnel and benefits	4,275,438	2,481,740	3,935,823
Operating expenses	1,922,194	1,212,466	2,526,329

	9,380,209	5,338,920	8,988,326

Operating income (loss) before depreciation and amortization	$2,560,927	$7,474	$(538,300)

10.  Income Taxes

        The provision (credit) for federal and state income taxes consists of the following:

	For The Years Ended December 31,
	2002	2001	2000
Federal:
Current	$(1,115,102)	$221,107	$(776,517)
Deferred	1,090,127	1,231,705	(329,228)

Total federal	(24,975)	1,452,812	(1,105,745)
State	127,975	260,188	361,544

Total provision (credit) for income taxes	$103,000	$1,713,000	$(744,201)

        The differences between the provision (credit) for income tax and the amount that would result if the federal statutory rate were applied to the pretax financial income were as follows:

	For The Years Ended December 31,
	2002	2001	2000
Federal statutory rate of 34%	$(32,656)	$1,428,727	$(1,038,789)
Nondeductible items	25,416	84,797	83,824
State income taxes, net of federal benefit	84,464	171,724	238,619
Other	25,776	27,752	(27,855)

	$103,000	$1,713,000	$(744,201)

        Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	December 31,
	2002	2001
Deferred Tax Assets:
Receivables	$1,602,766	$1,236,639
Deferred revenue	688,938	867,822
Property and intangibles	506,809	962,746
Accrued liabilities	263,449	200,904
Other	355,030	68,719

Gross deferred tax assets	3,416,992	3,336,830

Deferred Tax Liabilities:
Property and intangibles	2,334,251	1,518,939
Other	22,909	82,581

Gross deferred tax liabilities	2,357,160	1,601,520

Net deferred tax asset	$1,059,832	$1,735,310

Current deferred tax asset	$2,275,941	$1,888,074
Long-term deferred tax liability	(1,216,109)	(152,764)

Net deferred tax asset	$1,059,832	$1,735,310

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

12.  Stock-Based Compensation Plans and Warrants and Prospective Change in Accounting Principle

        The Company has adopted the "Third Amended and Restated Stock Option Plan," as further amended (the "Option Plan"), which is a stock-based incentive compensation plan, as described below. The Company applies APB Opinion No. 25 in accounting for the Option Plan. In 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which, if adopted by the Company, would change the methods the Company applies in recognizing the cost of the Option Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123 through December 31, 2002. However, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 in 1995 are required by SFAS No. 123 and are presented below. The Company also has an employee stock purchase plan that it adopted in 1998.

        Effective January 1, 2003, the Company will elect to apply the cost recognition provisions of SFAS No. 123 under the prospective method of adoption authorized by SFAS No. 148.

  Option Plan

        Under the Option Plan, as amended, the Company may grant options for up to 1,450,000 shares of common stock. Options awarded may be in the form of incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options. Option grants that are forfeited may be re-granted. As of December 31, 2002, 165,922 options are available for grant.

        Options granted from 1998 to present generally vest ratably over three years, except 248,500 of the options granted in 2001, which had immediate vesting provisions, and 100,000 of the options granted in 2000, which vested over two years. Options granted before 1998 generally vest ratably over five years.

        A summary of the status of the Company's stock options as of December 31, 2002, 2001 and 2000, and the changes during the years then ended is presented below:

	Options Outstanding
	Shares	Weighted Average Exercise Prices Per Share
Balance, December 31, 1999	1,083,379	$15.52
Granted (weighted average fair value of $2.51 per share)	447,583	6.04
Forfeited	(681,882)	16.86

Balance, December 31, 2000	849,080	7.69
Granted (weighted average fair value of $1.92 per share)	496,962	3.41
Exercised	(2,300)	3.00
Forfeited	(115,987)	7.96

Balance, December 31, 2001	1,227,755	5.93
Granted (weighted average fair value of $2.98 per share)	63,700	5.27
Exercised	(16,321)	3.40
Forfeited	(142,141)	5.33

Balance, December 31, 2002	1,132,993	6.00

Exercisable at December 31, 2000	380,709	$8.91
Exercisable at December 31, 2001	764,383	6.51
Exercisable at December 31, 2002	910,290	6.27

        The following table summarizes information about stock options outstanding:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2002	Weighted Average Remaining Contract Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2002	Weighted Average Exercise Price
$3.00 to $6.32	843,744	7.23	$4.62	621,041	$4.52
$8.00 to $12.50	284,249	3.25	9.87	284,249	9.87
$18.73	5,000	4.73	18.73	5,000	18.73

Total	1,132,993	6.22	6.00	910,290	6.27

Employee Stock Purchase Plan

        The Company adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan") and authorized 250,000 shares of common stock to be sold to employees through the Stock Purchase Plan. As of December 31, 2002, 179,610 shares are available for purchase under the Stock Purchase Plan. Under the terms of the Stock Purchase Plan, employees may elect to contribute up to 15% of compensation through payroll deductions for the purchase of Company stock at 85% of the lesser of the market price at the beginning or the end of the offering period. An offering period begins on January 1 and July 1 of each year and expires in six months.

        During 2002, 36 participants purchased 16,467 shares of stock for prices ranging from $2.13 to $3.61 per share. During 2001, 34 participants purchased 18,348 shares of stock at a price of $2.13 per share. During 2000, 50 participants purchased 15,628 shares of stock for prices ranging from $4.83 to $5.63 per share. Under APB Opinion No. 25, the Stock Purchase Plan is considered non-compensatory (the shares are purchased with after-tax dollars). Therefore, no compensation expense has been recognized for shares sold under this plan.

        The fair value of stock purchase rights granted in 2002, 2001, and 2000 were $1.50, $1.02, and $1.31 per share, respectively, or a total of $22,604, $18,348, and $20,473, respectively. The fair value of each stock purchase right was determined using an expected term of 6 months, a volatility of 59.07% and 58.37%, and 49.18%, for 2002, 2001, and 2000, respectively, and a risk-free interest rate of 4.23%, 4.96%, and 4.00%, respectively.

  Warrants

        In connection with a Schlotzsky's N.A.M.F., Inc. ("NAMF") subordinated debt financing in 2001, the Company issued warrants for the purchase of 30,000 shares of common stock to the lender, an entity of which a member of the Company's Board of Directors was then a managing director. These warrants have an exercise price of $4.50 per share and expire in 2006. Utilizing the Black-Scholes option-pricing model, the warrants were valued at $57,000. NAMF reimbursed the Company the cost of issuing the warrants.

  Pro Forma Net Income and Net Income Per Common Share

        During 2002, 2001 and 2000, the Company did not incur any compensation costs for the Option Plan under APB No. 25. Had compensation cost for the Company's Stock Option Plan and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company's net income and earnings per common share for 2002, 2001 and 2000 would approximate the pro forma amounts below:

	December 31, 2002		December 31, 2001		December 31, 2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Income (loss)	$(199,048)	$(548,411)	$2,489,139	$1,766,564	$(2,311,060)	$(2,679,865)
Earnings per common share —basic	$(0.03)	$(0.08)	$0.34	$0.24	$(0.31)	$(0.36)
Earnings per common share —diluted	$(0.03)	$(0.08)	$0.33	$0.24	$(0.31)	$(0.36)

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

13.  Supplemental Disclosure of Cash Flow Information

        Cash paid for interest during the years ended December 31, 2002, 2001 and 2000 was approximately $3,176,000, $2,796,000 and $3,257,000, respectively.

        Cash paid for income taxes during the years ended December 31, 2002, 2001 and 2000 was approximately $455,000, $1,194,000 and $381,000, respectively.

        Non-cash investing and financing activities:

2002

        A note payable for $23,268,000 was issued for acquisition of area developer territorial rights.

        A capital lease liability of approximately $339,000 was recorded in conjunction with a program to provide computers to franchisees and area developers.

        Notes payable and other liabilities totaling approximately $1,360,000 were recorded in conjunction with a transaction to acquire from a franchisee the land, building, equipment, and franchise rights for a restaurant.

        Rent receivables totaling approximately $242,000 were converted into notes receivable.

        The Company converted a bonus and a bonus advance due to an executive totaling approximately $252,000 to notes payable.

        The Company converted other receivables of approximately $353,000 due from the restaurant venture related party into a capital contribution to that limited liability entity.

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

        Interest and other accounts receivable of approximately $738,000 were converted to notes receivable.

2000

        Notes receivable totaling approximately $2,859,000 were received as payment for sale of real estate.

        Notes receivable totaling approximately $2,999,000 were cancelled in exchange for real estate received.

        Notes payable totaling approximately $2,419,000 were issued for acquisition of real estate and intangible assets.

14.  Related Party Transactions

        Franchised and Company-operated restaurants contribute 1% of gross sales to Schlotzsky's N.A.M.F., Inc. ("NAMF") to be used for the production of programs and materials for marketing and advertising and for purchase of media placement. The Company charges NAMF an amount equal to certain cost allocations and salaries for administering NAMF. Advances to NAMF totaled approximately $107,000 and $85,000 at December 31, 2002 and 2001, respectively, and are included in other receivables in the accompanying consolidated balance sheets.

        During 2001, franchised and Company-operated restaurants increased contributions to Schlotzsky's National Advertising Association, Inc. ("NAA") (merged into NAMF on December 31, 2002), which is used for purchase of media placement, from 1.75% of gross sales to 2.0% of gross sales. At December 31, 2002 and 2001, Schlotzsky's, Inc. had advanced approximately $3,156,000 and $3,023,000, including interest, respectively, to NAA for the purchase of network television advertising.

        During 2001, NAMF and NAA, as co-borrowers, obtained a term loan from a bank in the amount of $3,500,000, the proceeds of which were used to repay a portion of their loans and accrued interest to the Company. The Company guaranteed this loan, as well as a $500,000 line of credit with the bank for the benefit of NAMF and NAA. The guaranteed amount outstanding at December 31, 2002 was $1,883,000.

        In connection with an NAA subordinated debt financing in 2001, the Company issued warrants for the purchase of 30,000 shares of common stock to the lender, an entity of which a member of the Company's Board of Directors was then a managing director. These warrants have an exercise price of $4.50 per share and expire in 2006. Utilizing the Black-Scholes option-pricing model, the warrants were valued at $57,000. NAA reimbursed the Company the value of the warrants.

        One or more directors or officers of the Company is guarantor of certain debt of the Company, totaling approximately $1,139,000 and $1,163,000 at December 31, 2002 and 2001, respectively.

        At December 31, 2002 and 2001, the Company held combined notes in the amount of $775,000 from Sino Caribbean Development, Inc. in which an employee of the Company holds an interest of less than 30%.

        During 2000, the Company guaranteed a loan for the benefit of an employee of the Company. The outstanding guarantee at December 31, 2002 was approximately $54,000.

        During 1996, the Company paid $300,000 to Bonner Carrington Corporation European Market ("BCCE") and agreed to serve as guarantor for additional financing not to exceed $400,000. In return, the Company received: (i) preferred stock representing 7.5% of the total outstanding shares of BCCE; (ii) an option to buy additional preferred stock representing an additional 10% of the total outstanding shares of BCCE; and (iii) options to purchase BCCE and its respective territories at predetermined prices effective during the period covering December 1999 through December 2011. In February 1999, the Company took assignment of the note from the bank and stepped into the lender position for the $400,000.

        During 2002, the Company paid $50,000 to Bonner Carrington LP, an affiliate of BCCE, for an option to take over a long-term ground lease for a potential Company-operated restaurant site in the Austin area. The Company exercised this option in January 2003 at the exercise price of $100,000.

        The Company and the predecessor-in-interest to Third & Colorado, LP ("T&C"), a limited partnership controlled by two directors and officers of the Company, entered into a lease agreement effective March 21, 1997, under which the Company leases from T&C approximately 29,410 square feet of office space and 11,948 square feet of storage space, in Austin, Texas, for the Company's corporate headquarters. Under the terms of the lease, the Company pays annual net rental of $12.95 per square foot for the office space and up to $2.50 per square foot for the storage space for a term of 10 years beginning November 1997.

15.  Commitments and Contingencies

  Leases

        The Company leases office facilities and certain land, buildings and equipment under operating leases. Lease terms are generally for three months to 25 years and, in some cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Certain leases also provide for the payment of additional rent based on sales levels. Future minimum rental payments, net of sublease revenue, under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002, are as follows:

Year Ending December 31,
2003	$2,045,000
2004	2,002,000
2005	2,004,000
2006	1,822,000
2007	1,197,000
Thereafter	6,742,000

$15,812,000

        Rent expense for the years ended December 31, 2002, 2001 and 2000, was approximately $3,018,000, $2,647,000 and $1,916,000, respectively.

  Guarantees of Indebtedness of Others

        The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $28.0 million as of December 31, 2002. These guarantees include approximately $5.3 million in lease guarantees for the benefit of franchisees, approximately $16.7 million of mortgage loan guarantees for the benefit of franchisees and approximately $6.0 million of loan guarantees for the benefit of related parties.

        The lease guarantees for the benefit of franchisees primarily arose through the Company's former Turnkey program, in which the Company developed the related restaurants, leased the restaurant to a franchisee and then sold them to a leasing company. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease. The maximum guarantee for a single lease is approximately $1.3 million. Certain guarantees extend through 2018. The Company may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. The Company has indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees. As of December 31, 2002, the Company has accrued a liability of approximately $141,000 related to these guarantees. The Company also has net deferred gain related to the sale of these leases in the amount of approximately $342,000, as of December 31, 2002 (see Note 7).

        The mortgage loan guarantees for the benefit of franchisees also primarily arose through the Company's former Turnkey program, in which the Company developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee's mortgage loan. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage. The maximum amount of a single guarantee is approximately $1.1 million. Certain guarantees extend through 2016. The Company may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner or may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for not proceeds less than the amount of the outstanding mortgage. The Company has indemnification agreements with the franchisees, under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees. In the event the Company purchases the loan from the lender in the event of a default, the Company would succeed to the lender's security interest in the related property.

        The loan guarantees in favor of related parties primarily arose when the Company guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to the Company. Two of the guarantees, for the benefit of our restaurants venture and our real estate venture, are of mortgage debt, totaling approximately $4.1 million (see Note 5). These guarantees extend through 2009 on one note and through 2016 on the other note. A third guarantee, in the amount of approximately $1.9 million, is for the benefit of the advertising entity of the Schlotzsky's Deli restaurant system, for which the Company received the net proceeds of the loan in repayment of outstanding debt to the Company (see Note 14). This guarantee expires in 2004.

  Litigation

        Russell R. Kesterson and Steven P. Schmidt v. Schlotzsky's, Inc., Ron Lynch and Jane Doe Lynchy, John Does I—X, Jane Does I—X, ABC Corporations I—X, XYZ Companies I—X, (Case No. CV2002-021158) was filed on October 31, 2002, in the Superior Court of Maricopa County, Arizona. Plaintiffs were franchisees of the Company and owned and operated a Schlotzsky's Deli Restaurant in Phoenix, Arizona. The Complaint includes claims of breach of contract, interference with business expectancy, interference with business relationship, unfair competition and negligence. Plaintiffs allege that a "superstore" owned by Lynch and/or our affiliates encroached on their business and allege that we failed to collect royalties from the "superstore," creating unfair competition. Plaintiffs further state that they attempted to relocate their restaurant but that we failed to approve a proposed alternative location and that we induced their employee to work for a competing restaurant. Plaintiffs are seeking an unspecified amount of damages, including treble damages, attorney's fees, and costs. On December 3, 2002, we filed a petition styled Schlotzsky's, Inc., v. Russell R. Kesterson and Steven P. Schmidt, in the United States District Court for the Western District of Texas, Austin Division (Civil Action No. AO2CA 768SS) to compel Plaintiffs to arbitrate their claims in Austin, Texas. The federal court entered an order on December 20, 2002, granting our petition to compel arbitration in the manner provided in the franchise agreement and enjoined Kesterson and Schmidt from pursuing any of their claims in the lawsuit pending in Arizona. To date, we are unaware of any subsequent demand for arbitration filed by either Kesterson or Schmidt.

        Kimberly L.E. Garland v. Schlotzsky's, Inc., Schenck & Associates, John C. Wooley, Darrell W. Kolinek, Kelly R. Arnold, Joyce Cates, Brian Wieters, David B. Gerstner, and Jeffrey P. Noeldner, (Case No. 01-CV-2377), was filed on or about December 26, 2001 in the United States District Court for the District of Minnesota. Plaintiff is a principal and guarantor under a franchise agreement between the Company and Holy Buns, L.L.C., a former franchisee in Apple Valley, Minnesota ("Franchise Agreement"). Plaintiff alleges fraudulent and negligent misrepresentation and omission and violations of the Minnesota Franchise Act, Minnesota Uniform Deceptive Trade Practices Act, and the Texas Deceptive Trade Practices and Consumer Protection Act against the Company and five of its current and former employees (John Wooley, Darrell Kolinek, Kelly Arnold, Joyce Cates, and Brian Wieters), her Area Developer (Jeffrey Noeldner), her accountant (David Gerstner), and his accounting firm

(Schenck & Associates). Plaintiff claims that the defendants engaged in a fraudulent scheme to sell her a Schlotzsky's franchise and Schlotzsky's Deli restaurant in Apple Valley, Minnesota (constructed through the Company's Turnkey Program) that they knew was not financially viable. Plaintiff seeks an unspecified amount of money damages plus attorneys' fees, costs, and interest. The Company has denied the allegations in its answer and filed a motion, which is still pending, to dismiss or stay the case pending arbitration in the manner provided in the Franchise Agreement. On March 11, 2003, the Court ordered the parties to appear for a settlement conference on April 29, 2003. The case is not yet set for trial.

        Robert Coshott v. Schlotzsky's, Inc., (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky's Deli restaurant in Melbourne, Australia. Plaintiff brings causes of action for fraud and/or negligent misrepresentation. Plaintiff alleges that he experienced problems with certain equipment specified or approved by the Company, that the Company's system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky's Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case is not yet set for trial.

        Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky's, Inc., Schlotzsky's Franchising Limited Partnership, Schlotzsky's NAMF, Inc., Schlotzsky's National Advertising Association, Inc., and Schlotzsky's, Brands, Inc., Schlotzsky's Brand Products, L.P., Schlotzsky's Real Estate, Inc., and Schlotzsky's Restaurants, Inc., (Civil Action No. SA-03-CA-00362), was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky's, Inc., John Wooley, Schlotzsky's Franchising Limited Partnership, and Schlotzsky's NAMF, Inc. (collectively, "Defendants"). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs bring causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortious interference with contract, tortious interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Act, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek an unspecified amount of money damages plus exemplary damages, attorneys' fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley, who was previously dismissed from the case, answered and asserted counterclaims alleging breach of contract and that Plaintiffs' claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seeking money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys' fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court because they believed that plaintiffs had alleged a cause of action under the federal antitrust laws for the first time in their fourth amended complaint. Plaintiffs filed a motion to remand the case to state court, and defendants (except for Mr. Wooley) filed a memorandum in opposition to this motion. The Court has not yet ruled on the motion to remand.

        U.S. Restaurant Properties Operating L.P. v. Schlotzsky's, Inc. was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District (Cause No. 03-01758) and the Company was served on March 7, 2003. Plaintiff is a real estate investment company that owns certain Schlotzsky's

Deli restaurants, and leases them to franchisees. It alleges that in 1997 and 1998, the Company entered into several written guaranty agreements where it agreed to guarantee certain lease agreements. Plaintiff states that in 1998 the Parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky's from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky's agreement to purchase seven other properties. One of the properties located in Texas was purchased by the Company. Plaintiffs are seeking an order requiring the Company to purchase the other six properties, two of which are in Texas, and one each in Arizona, Colorado, Indiana, and Tennessee, for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff's claims include breach of contract and a request for attorneys' fees. The case is not yet set for trial.

        In addition to the matters discussed above, the Company is a defendant in various other legal proceedings arising from its business. The ultimate outcome of these pending proceedings cannot be projected with certainty. However, based on its experience to date, the Company believes such proceedings will not have a material effect on its business or financial condition.

16.  Segments

        The Company and its subsidiaries are principally engaged in franchising and operating fast-casual restaurants that feature up-scale made-to-order sandwiches with unique sourdough buns and pizzas. At December 31, 2002, the Schlotzsky's Deli system included Company-operated and franchised restaurants in 37 states, the District of Columbia and six foreign countries.

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

Year ended December 31, 2002	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$31,723,161	$28,823,332	$60,546,493
Depreciation and amortization	2,520,273	2,500,197	5,020,470
Operating income	(286,737)	2,611,981	2,325,244
Significant non-cash items-bad debt and impairment	—	1,569,077	1,569,077
Capital expenditures	2,040,561	156,178	2,196,739
Total assets	$41,519,280	$96,007,202	$137,526,482

Year ended December 31, 2001	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$29,905,593	$31,945,122	$61,850,715
Depreciation and amortization	1,856,927	2,367,490	4,224,417
Operating income	225,201	5,855,298	6,080,499
Significant non-cash items-bad debt and impairment	—	1,852,374	1,852,374
Capital expenditures	5,446,194	2,442,676	7,888,870
Total assets	$36,071,905	$78,077,355	$114,149,260
Year ended December 31, 2000	Restaurant Operations	Franchise Operations	Consolidated
Revenue from external customers	$25,737,556	$33,437,456	$59,175,012
Depreciation and amortization	1,336,437	2,434,762	3,771,199
Operating income (loss)	693,664	(2,428,014)	(1,734,350)
Significant non-cash items-bad debt and impairment	1,050,262	7,253,377	8,303,639
Capital expenditures	4,012,052	4,082,089	8,094,141
Total assets	$29,365,327	$84,135,443	$113,500,770

        Included in revenue from external customers for the Franchise Operations segment are royalties from international sources of $201,782, $149,363 and $139,126 for 2002, 2001 and 2000, respectively.

17.  Earnings Per Share

        Basic and diluted earnings per share computations for the years ended December 31, 2002, 2001 and 2000 are as follows:

	For The Years Ended December 31,
	2002	2001	2000
Basic earnings per share
Net income (loss)	$(199,048)	$2,489,139	$(2,311,060)

Weighted average common shares outstanding	7,296,272	7,303,455	7,431,760

Basic earnings per share	$(0.03)	$0.34	$(0.31)

Diluted earnings per share
Net income (loss)	$(199,048)	2,489,139	$(2,311,060)

Weighted average common shares outstanding	7,296,272	7,303,455	7,431,760
Assumed conversion of common shares issuable under stock option plan and exercise of warrants	—	169,991	—

Weighted average common shares outstanding—assuming dilution	7,296,272	7,473,446	7,431,760

Diluted earnings per share	$(0.03)	$0.33	$(0.31)

        Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 1,133,000, 672,000 and 849,000 in 2002, 2001 and 2000, respectively.

18.  New Accounting Pronouncements

        The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards No. 148 (SFAS 148) and FASB Interpretation 45. SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, is an amendment to Statement 123 and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Beginning in 2003, the Company has elected to adopt the prospective recognition method, which will apply fair value measures to employee awards granted, modified, or settled after January 1, 2003. Had this approach been effective January 1, 2002, compensation expense would have increased by approximately $42,000, net of taxes, during 2002.

        FASB has issued Interpretation 45 concerning a guarantor's accounting and disclosure requirements for guarantees, which elaborates on the disclosures to be made by a guarantor in its financial statements and clarifies that a guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure provisions of the Interpretation are effective as of December 31, 2002, and the fair value provisions are effective for new or modified guarantees after January 1, 2003.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,
Schlotzsky's, Inc.:

In connection with our audit of the consolidated financial statements of Schlotzsky's, Inc. and Subsidiaries referred to in our report dated March 7, 2003, which is included in Part IV of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON LLP

Dallas, Texas
March 7, 2003

S-1

SCHLOTZSKY'S, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Col. A	Col. B	Col. C		Col. D	Col. E.
		Additions
	Balance At Beginning of Period
Description		Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2002
Accounts receivable:
Royalties	$240,379	$522,692	$—	(337,136)	425,935
Other	771,848	215,241	—	(410,835)	576,254
Notes receivable	1,787,571	831,144	—	(693,972)	1,924,743

	$2,799,798	$1,569,077	$—	$(1,441,943)	$2,926,932

Year ended December 31, 2001
Accounts receivable:
Royalties	$821,601	$689,171	$—	$(1,270,393)	$240,379
Other	1,018,570	79,041	—	(325,763)	771,848
Notes receivable	1,886,689	604,007	—	(703,125)	1,787,571

	$3,726,860	$1,372,219	$—	$(2,299,281)	$2,799,798

Year ended December 31, 2000
Accounts receivable:
Royalties	$102,602	$1,042,788	$—	$(323,789)	$821,601
Other	986,199	2,993,164	—	(2,960,793)	1,018,570
Notes receivable	643,213	1,577,487	—	(334,011)	1,886,689

	$1,732,014	$5,613,439	$—	$(3,618,593)	$3,726,860

S-2