Form 10-Q
period 2003-03-31
SCHLOTZSKYS INC
filed 2003-05-15
CIK 1002178

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

Commission File Number: 0-27008

Schlotzsky’s, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2654208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

203 Colorado Street, Austin, Texas 78701

(Address of principal executive offices)

(512) 236-3600

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 1, 2003
Common Stock, no par value	7,319,887

SCHLOTZSKY’S, INC.

Index to Form 10-Q

Quarter Ended March 31, 2003

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$717,089	$678,895
Accounts receivable, net:
Royalties	835,764	650,376
Brands	1,065,141	1,269,759
Other	1,081,154	1,332,990
Refundable income taxes	1,438,668	1,837,628
Prepaids, inventories and other assets	1,039,370	1,356,516
Real estate held for sale	4,637,178	5,167,563
Current portion of:
Notes receivable	564,758	582,926
Deferred tax asset	2,275,941	2,275,941
Total current assets	13,655,063	15,152,594

Property, equipment and leasehold improvements, net	39,445,259	39,709,461
Notes receivable, net, less current portion	11,188,247	11,349,705
Investments	1,785,615	1,852,765
Intangible assets, net	64,885,628	65,308,249
Goodwill, net	3,192,678	2,985,679
Other noncurrent assets	1,226,388	1,168,029
Total assets	$135,378,878	$137,526,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short–term debt	$150,000	$—
Current maturities of long–term debt	8,493,224	7,441,120
Accounts payable	3,479,872	2,841,607
Accrued liabilities	4,356,379	3,812,727
Deferred revenue, current portion	231,114	234,552
Total current liabilities	16,710,589	14,330,006

Long–term debt, less current portion	43,139,773	46,063,599
Deferred revenue, less current portion	1,553,222	1,597,443
Deferred tax liability	680,109	1,216,109
Total liabilities	62,083,693	63,207,157

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, Class C, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized, 7,508,190 shares and 7,496,778 shares issued at March 31, 2003 and December 31, 2002, respectively	63,952	63,826
Additional paid–in capital	58,164,521	58,122,469
Retained earnings	15,909,868	16,976,186
Treasury stock (189,525 shares at March 31, 2003 and December 31, 2002), at cost	(843,156)	(843,156)
Total stockholders’ equity	73,295,185	74,319,325
Total liabilities and stockholders’ equity	$135,378,878	$137,526,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the three months ended
	March 31, 2003	March 31, 2002
Revenue:
Royalties	$4,303,888	$5,119,487
Franchise fees	—	20,000
Developer fees	50,159	60,033
Restaurant sales	7,612,229	7,870,891
Brand contribution	1,651,105	1,883,027
Other fees and revenue	212,649	292,385
Total revenue	13,830,030	15,245,823

Expenses:
Service costs:
Royalties	663,792	1,135,268
Franchise fees	—	10,000
	663,792	1,145,268
Restaurant operations:
Cost of sales	2,171,620	2,196,134
Personnel and benefits	3,365,161	3,169,311
Operating expenses	1,902,247	1,766,899
	7,439,028	7,132,344
Equity loss on investments	67,150	30,220
General and administrative	5,070,715	4,479,886
Depreciation and amortization	1,249,406	1,083,294
Total expenses	14,490,091	13,871,012

Income (loss) from operations	(660,061)	1,374,811

Other:
Interest income	103,648	217,443
Interest expense	(1,015,905)	(602,525)

Income (loss) before provision (credit) for income taxes	(1,572,318)	989,729

Provision (credit) for income taxes	(506,000)	362,000

Net income (loss)	$(1,066,318)	$627,729

Earnings per share–basic	$(0.15)	$0.09

Earnings per share–diluted	$(0.15)	$0.08

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional			Total
	Number of Shares	Stated Capital Amount	Paid-in Capital	Retained Earnings	Treasury Stock	Stockholders’ Equity

Balance, January 1, 2002	7,463,990	$63,498	$57,986,546	$17,175,234	$(823,242)	$74,402,036
Issuance of common stock in connection with employee stock purchase plan	16,467	165	66,726	—	—	66,891
Treasury stock purchases (3,225 shares)	—	—	—	—	(19,914)	(19,914)
Options exercised	16,321	163	61,889	—	—	62,052
Tax benefit from employee stock transactions	—	—	7,308	—	—	7,308
Net loss	—	—	—	(199,048)	—	(199,048)
Balance, December 31, 2002	7,496,778	63,826	58,122,469	16,976,186	(843,156)	74,319,325
Issuance of common stock in connection with employee stock purchase plan	12,634	126	35,956	—	—	36,082
Issuance of employee stock options	—	—	6,096	—	—	6,096
Net loss	—	—	—	(1,066,318)	—	(1,066,318)
Balance, March 31, 2003	7,509,412	$63,952	$58,164,521	$15,909,868	$(843,156)	$73,295,185

PREFERRED STOCK

Authorized 1,000,000 Class C shares, no par value; no shares outstanding at March 31, 2003, December 31, 2002, or January 1, 2002.

COMMON STOCK

Authorized 30,000,000 shares, no par value; 7,509,412 shares issued at March 31, 2003, 7,496,778 shares issued at December 31, 2002, and 7,463,990 shares issued at January 1, 2002.  Shares issued include 189,525, 189,525 and 186,300 shares in treasury at March 31, 2003, December 31, 2002, and January 1, 2002, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income (loss)	$(1,066,318)	$627,729
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,249,406	1,083,294
Provision for uncollectible accounts	383,580	225,603
Provision for deferred taxes	(536,000)	—
Provision for stock option compensation	6,096	—
Amortization of deferred revenue	(37,659)	(103,805)
Equity loss on investments	67,150	30,220
Changes in:
Accounts receivable	468,647	(605,666)
Prepaid expenses and other assets	259,656	72,373
Accounts payable and accrued liabilities	1,181,918	743,356
Net cash provided by operating activities	1,976,476	2,073,104

Cash flows from investing activities:
Purchase of property and equipment	(610,456)	(674,937)
Sale of property, equipment and real estate held for sale	530,655	814,403
Acquisition of investments and intangible assets	(209,771)	(4,797)
Issuance of notes receivable	(8,130)	(8,130)
Repayments of notes receivable	5,372	21,284
Net cash provided by (used in) investing activities	(292,330)	147,843

Cash flows from financing activities:
Sale of common stock	36,082	43,861
Proceeds from issuance of debt	150,000	—
Debt issuance costs	(10,312)	(42,737)
Acquisition of treasury stock	—	(19,914)
Repayment of debt	(1,821,722)	(2,433,192)
Net cash used in financing activities	(1,645,952)	(2,451,982)

Net increase (decrease) in cash and cash equivalents	38,194	(231,055)
Cash and cash equivalents at beginning of period	678,895	2,567,904

Cash and cash equivalents at end of period	$717,089	$2,336,849

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  This information should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Schlotzsky’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements at March 31, 2002, and for the period then ended, to correspond with the presentation used at March 31, 2003, and for the period then ended.

Note 2. – Stock-Based Compensation

Effective January 1, 2003, the Company adopted the cost recognition provisions for stock-based compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123 under the prospective method of adoption authorized by SFAS No. 148. The amount charged to expense during the quarter ended March 31, 2003 was approximately $6,000. Had the Company adopted the cost recognition provisions of SFAS No. 123 in 1995, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown (in thousands, except per share amounts):

	For the three months ended
	March 31, 2003	March 31, 2002
Net income (loss), as reported	$(1,066)	$628
Add: Stock–based employee compensation expense included in net income, net of related tax effects	4	—
Deduct: Total stock–based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(69)	(77)
Pro forma net income (loss)	$(1,131)	$551

Earnings per share:
Basic–as reported	$(0.15)	$0.09
Basic–pro forma	$(0.15)	$0.08
Diluted–as reported	$(0.15)	$0.08
Diluted–pro forma	$(0.15)	$0.07

Note 3. – Restaurant Operations

A summary of certain operating information for Company-operated restaurants is presented below for the three-month periods ended March 31, 2003 and 2002 (dollars in thousands).

	Long-term Portfolio Restaurants		Available For Sale Restaurants
	Schlotzsky’s Delis	Marketplaces	Schlotzsky’s Delis	Total
Three months ended March 31, 2003
Restaurant sales	$3,490	$1,162	$2,960	$7,612

Restaurant operations:
Cost of sales	967	370	835	2,172
Personnel and benefits	1,295	615	1,455	3,365
Operating expenses	631	314	957	1,902
	2,893	1,299	3,247	7,439

Operating income (loss) before depreciation and amortization	$597	$(137)	$(287)	$173

Three months ended March 31, 2002
Restaurant sales	$3,976	$1,275	$2,620	$7,871

Restaurant operations:
Cost of sales	1,073	390	733	2,196
Personnel and benefits	1,370	613	1,186	3,169
Operating expenses	680	294	793	1,767
	3,123	1,297	2,712	7,132

Operating income (loss) before depreciation and amortization	$853	$(22)	$(92)	$739

Note 4. – Segments

The Company is principally engaged in franchising and operating restaurants in the fast casual sector under the Schlotzsky’s® Deli brand. Schlotzsky’s Deli restaurants offer a menu of distinctive, high quality foods featuring our proprietary breads, complemented by excellent customer service in a visually appealing setting.  Our current menu includes upscale made-to-order hot sandwiches and pizza served on our proprietary buns and crusts, wraps, chips, salads, soups, fresh baked cookies and other desserts, and beverages.  At March 31, 2003, the Schlotzsky’s Deli system included 619 Company-operated and franchised restaurants in 37 states, the District of Columbia and six foreign countries.  The Company operated 37 restaurants as of March 31, 2003.

The Company identifies segments based on management responsibility within the corporate structure.  The Restaurant Operations segment includes restaurants operated for the purposes of market leadership and redevelopment of certain markets, demonstrating sales potential and key operating metrics, operational leadership of the franchise system, product development, concept refinement, product and process testing, training and building brand awareness and restaurants available for sale.  The Franchise Operations segment encompasses the franchising of restaurants, assisting franchisees in the development of restaurants, providing franchisee training and operating the national training center, communicating with franchisees, conducting regional and national franchisee meetings, developing and monitoring supplier and distributor relationships, planning and coordinating advertising and marketing programs, and the licensing of brand products for sale to the franchise system and retailers.  The Company measures segment profit as operating income, which is defined as income before interest and income taxes.  Segment information and a reconciliation to income before interest and income taxes are as follows (dollars in thousands):

Three months ended March 31, 2003	Restaurant Operations	Franchise Operations	Consolidated

Revenue from external customers	$7,612	$6,218	$13,830
Depreciation and amortization	521	728	1,249
Operating income (loss)	(348)	(312)	(660)

Total assets	$41,595	$93,784	$135,379

Three months ended March 31, 2002	Restaurant Operations	Franchise Operations	Consolidated

Revenue from external customers	$7,871	$7,375	$15,246
Depreciation and amortization	505	578	1,083
Operating income	234	1,141	1,375

Total assets	$36,202	$76,851	$113,053

Of the Restaurant Operations depreciation and amortization for the three months ended March 31, 2003, $342,000 was allocated to the long-term portfolio of restaurants ($137,000 for Marketplaces and $205,000 for Schlotzsky’s Delis) and $179,000 to restaurants available for sale.  For the three months ended March 31, 2002, $360,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($148,000 for Marketplaces and $212,000 for Schlotzsky’s Delis) and $145,000 to restaurants available for sale.

Note 5. – Debt

The Company’s debt structure as of March 31, 2003, and December 31, 2002, is as follows (dollars in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)

Short-term debt	$150	$0

Long-term debt:
Notes payable to former area developers	$25,214	$26,306
Mortgages on Company-operated restaurants and equipment	22,979	23,839
Capital leases	2,939	3,029
Other obligations	501	331
	51,633	53,505

Less current maturities of long-term debt	(8,493)	(7,441)
Long-term debt	$43,140	$46,064

Note 6. – Related Party Receivables

As of March 31, 2003, and December 31, 2002, receivables from related parties were as follows (dollars in thousands):

	March 31, 2003	December 31, 2002
	(Unaudited)

Included in accounts receivable - other	$821	$902
Included in other noncurrent assets	876	842
Included in notes receivable	5,457	5,450
	$7,154	$7,194

Note 7. – Earnings Per Share

Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares.  Earnings per share are calculated as follows (in thousands, except per share data):

	For the three months ended
	March 31, 2003	March 31, 2002

Basic earnings per share
Net income (loss)	$(1,066)	$628

Weighted average common shares outstanding	7,320	7,285

Basic earnings per share	$(0.15)	$0.09

Diluted earnings per share
Net income (loss)	$(1,066)	$628

Weighted average common shares outstanding	7,320	7,285

Dilutive stock options and warrants	—	198

Weighted average common shares outstanding – assuming dilution	7,320	7,483

Diluted earnings per share	$(0.15)	$0.08

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,142	639

Note 8. – Intangible Assets

The Company adopted Statements of Financial Accounting Standards (SFAS) Nos. 141, 142 and 144, concerning accounting for business combinations, amortization of certain acquired intangible assets, and the impairment or disposal of long-lived assets, respectively, as of January 1, 2002.

Intangible assets consist of the following (dollars in thousands):

	Amortization	March 31, 2003		December 31, 2002
	Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization
		(Unaudited)
Intangible assets subject to amortization:
Royalty value	20	$2,474	$809	$2,474	$779
Developer and franchise rights acquired	40	59,374	2,838	59,384	2,492
Restaurant development rights	13 to 25	1,619	423	1,619	407
Debt issue costs	3 to 20	1,573	95	1,561	77
Other intangible assets	5	562	380	561	364
		65,602	4,545	65,599	4,119

Intangible assets not subject to amortization:
Original franchise and royalty rights		5,689	1,860	5,689	1,860
Goodwill		3,523	331	3,316	331
		9,212	2,191	9,005	2,191

Total intangible assets		$74,814	$6,736	$74,604	$6,310

Amortization of intangible assets totaled approximately $426,000 and $212,000 for the three months ended March 31, 2003 and 2002, respectively.  Estimated amortization expense through 2007 for intangible assets with determinable lives is as follows (dollars in thousands):

Remainder of 2003	$1,331
2004	1,754
2005	1,715
2006	1,711
2007	1,687
$8,198

The changes in the gross value of goodwill for the quarter ended March 31, 2003, are as follows (dollars in thousands):

	Restaurant Operations	Franchise Operations	Total
Balance as of December 31, 2002	$3,055	$261	$3,316
Goodwill acquired	207	—	207
Impairment	—	—	—
Balance as of March 31, 2003	$3,262	$261	$3,523

During the first quarter the Company, exercising its right of first refusal, acquired the operating assets of a franchised restaurant located in suburban Atlanta, Georgia.  The Company acquired these assets primarily in order to facilitate the development of a Company-operated restaurant in the trade area licensed to the franchisee.  The Company does not intend to operate the acquired restaurant.

The aggregate purchase price paid was $215,000.  $8,000 of the purchase price was assigned to property, plant and equipment and $207,000 was assigned to goodwill.  The goodwill was assigned to the restaurant operations segment, and is expected to be fully deductible for tax purposes.

Note 9. –Off-balance Sheet Arrangements

The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $27.6 million as of March 31, 2003.  These guarantees include approximately $6.1 million of lease guarantees for the benefit of franchisees, approximately $15.7 million of mortgage loan guarantees for the benefit of franchisees and approximately $5.8 million of loan guarantees for the benefit of related parties.

The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which the Company developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company.   The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease.  The maximum guarantee for a single lease is approximately $1.3 million.  Certain guarantees extend through 2018.  The Company may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner.  The Company has indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees.  As of March 31, 2003, the Company had accrued a liability of approximately $32,000 related to these guarantees.  The Company also has a net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of March 31, 2003.

The mortgage loan guarantees for the benefit of franchisees also arose primarily through the Company’s former Turnkey program, in which we developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee’s mortgage loan.  The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage.  The maximum amount of a single guarantee is approximately $1.1 million.  Certain guarantees extend through 2016.  The Company may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner, or the Company may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for net proceeds less than the amount of the outstanding mortgage.  The Company has indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse the Company for any amount paid under such guarantees.  In the event that the Company purchases the loan from the lender in the event of a default, the Company would succeed to the lender’s security interest in the related property.

The loan guarantees in favor of related parties primarily arose when the Company guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to the Company.  Two of the guarantees, for the benefit of our restaurant venture and our real estate venture, are of mortgage debt totaling approximately $4.1 million.  These guarantees extend through 2009 on one note and through 2016 on the other note.  A third guarantee, in the amount of approximately $1.7 million, is for the benefit of the advertising entity of the Schlotzsky’s Deli restaurant system, for which the Company had received the net proceeds of the loan in repayment of outstanding debt to the Company.  This guarantee expires in 2004.

The Company has been called upon, from time to time, to make payments on obligations the Company has guaranteed.  During the first quarter of 2003, the Company paid approximately $169,000 in various lease guarantees for the benefit of franchisees.  In addition, pursuant to a guarantee of a franchisee’s debt obligation, the Company expects to purchase that obligation from a bank, in the amount of approximately $665,000, in August 2003.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our accounts and notes receivable are primarily from franchisees of the Schlotzsky’s Deli system.  We require personal guarantees for all franchise accounts and, for notes receivable, generally obtain a secondary secured interest in the related property and equipment or rights.  Many of the notes receivable are fully subordinated to the franchisee’s senior mortgage debt.  In reviewing the adequacy of the valuation allowances for accounts and notes receivable, we consider factors such as historical collection experience, the estimated value of personal guarantees and real property collateral, the franchisee’s sales and operating trends, including potential for improvement in operations, and general and local economic conditions that may affect the franchisee’s ability to pay.  Actual realization of amounts receivable could differ materially from our estimates.

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

Amortizing intangible assets consist primarily of amounts paid to reacquire various developer and franchise rights.  Annually, and whenever an event or circumstances indicating impairment may be present, we compare projected undiscounted cash flows to the carrying value of the related assets to determine if impairment has occurred.  In estimating future cash flows, we consider such factors as current results, trends, future prospects, and other economic factors.  Actual future cash flows could differ materially from our estimates.

RESULTS OF OPERATIONS

OVERVIEW

The following table reflects the changes in the Schlotzsky’s Deli system for the three months ended March 31, 2003 and 2002.  Systemwide data reflects both franchised and Company-operated restaurants.  Percentage changes in sales-related data are based on comparison to the same period in the previous fiscal year.

	Three Months Ended
	March 31, 2003	March 31, 2002
Restaurants Open – Beginning of Period	643	674
Openings During Period –
New	—	2
Reopenings	1	4
Total Openings	1	6
Closings During Period	(25)	(8)
Restaurants Open – End of Period	619	672

Systemwide Contractual Sales	$85,513,000	$100,201,000
Decrease in Systemwide Contractual Sales	(14.7)%	(6.5)%
Decrease in Same Store Contractual Sales	(11.7)%	(5.4)%
Average Weekly Contractual Sales	$10,430	$11,485
Decrease in Average Weekly Contractual Sales	(9.2)%	(1.1)%

Systemwide contractual sales, same store contractual sales and average weekly contractual sales, all based on contractual sales as defined in our franchise agreements, represent net sales under generally accepted accounting principles, plus the amounts of any discounts for employee or manager meals.  Contractual sales are used in this chart, and throughout this report, because these sales are the basis of our royalty income and contractual sales are the only sales amounts reported to us by the franchisees.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUE.  Total revenue decreased 9.3% to $13,830,000 from $15,246,000.

ROYALTIES decreased 15.9% to $4,304,000 from $5,119,000.  The decrease was due to a decreased number of franchised restaurants in 2003 compared to 2002, an increased percentage of systemwide sales generated by Company-operated restaurants, which do not pay royalties, and a decrease in same store contractual sales of 11.7%, partially offset by a continuing shift in restaurant mix towards units with higher volumes.

FRANCHISE FEES decreased to zero from $20,000.  The decrease was the result of no openings of franchised restaurants during the three-month period ended March 31, 2003.

DEVELOPER FEES decreased 16.7% to $50,000 from $60,000.  The decrease is primarily attributed to the expiration of amortization on certain development agreements.

RESTAURANT SALES decreased 3.3% to $7,612,000 from $7,871,000.  The decrease was primarily due to a 9.0% decrease in same store sales, partially offset by an increase in the average number of restaurants operated by the Company in the first quarter of 2003, compared to the first quarter of 2002.      As of March 31, 2003, there were 37 Company-operated restaurants, compared to 33 at March 31, 2002, of which 23 and 18, respectively, were available for sale.

SCHLOTZSKY’S DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 12.3% to $1,651,000 from $1,883,000.  The decrease was primarily due to the effect of the decrease in systemwide sales for the quarter, partially offset by more favorable terms with certain major suppliers and an increase in sales through retail channels.

OTHER FEES AND REVENUE decreased 27.1% to $213,000 from $292,000.  The decrease was due primarily to reduced rental income.

OPERATING EXPENSES.  SERVICE COSTS decreased 42.0% to $664,000 from $1,145,000, and as a percentage of royalties and franchise fees declined to 15.4% from 22.3%.  This decrease is due to the Company’s reacquisition of certain area developer territory rights during 2002, as well as a decrease in royalty and franchise fee revenue.

RESTAURANT OPERATIONS EXPENSES increased 4.3% to $7,439,000 from $7,132,000.

RESTAURANT COST OF SALES decreased 1.1% to $2,172,000 from $2,196,000 and increased as a percentage of net restaurant sales to 28.5% from 27.9% primarily due to increased bun mix and beverage costs.

RESTAURANT PERSONNEL AND BENEFITS COST increased 6.2% to $3,365,000 from $3,169,000 and increased as a percentage of net restaurant sales to 44.2% from 40.3%.  The increase, as a percentage of net restaurant sales, was primarily due to an increased number of restaurant managers and increased workers compensation insurance cost.

RESTAURANT OPERATING EXPENSES increased 7.6% to $1,902,000 from $1,767,000 and increased as a percentage of net restaurant sales to 25.0% from 22.4%.  The increase in operating costs, as a percentage of net restaurant sales, was due to increased facility costs as a result of the increased number of Company-operated restaurants and reduced fixed expense leverage due to decreased average sales per restaurant.

The use of some Company-operated restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance.

EQUITY LOSS ON INVESTMENTS increased 123.3% to a loss of $67,000 from a loss of $30,000.  The equity investment represents the Company’s 50% interest in a limited liability company that operates a Schlotzsky’s® Deli restaurant.

GENERAL AND ADMINISTRATIVE EXPENSES increased 13.2% to $5,071,000 from $4,480,000, and increased to 36.7% from 29.4% as a percentage of total revenue. The increase from the prior year quarter was due to increased franchisee meeting expenses, an increase in the provision for uncollectible accounts, and increases in repairs and maintenance, professional fees, insurance, recruiting and relocation costs, and charitable contributions.

DEPRECIATION AND AMORTIZATION increased 15.3% to $1,249,000 from $1,083,000.  The increase was primarily due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company-operated restaurants during the quarter.

INTEREST INCOME decreased 52.1% to $104,000 from $217,000.  The decrease was due to a decrease in the weighted average interest rate, and the nonrecognition of interest income on certain underperforming notes receivable, and cash receipt of $77,000 in interest on a nonaccruing note receivable in the prior year quarter.

INTEREST EXPENSE increased 68.5% to $1,016,000 from $603,000 due to increased debt levels partially offset by  lower average interest rates.

PROVISION (CREDIT) FOR INCOME TAXES reflected a combined federal and state effective tax rate of 32.2% for the first quarter of 2003, which was lower than the effective combined tax rate of 36.6% for the comparable period in 2002.

NET INCOME was a loss of $1,066,000 for the quarter compared to net  income of  $628,000 in the previous year’s quarter due to the factors discussed above.  Diluted earnings per share were ($0.15) for the quarter ended March 31, 2003, and $0.08 for the quarter ended March 31, 2002.

Supplemental Restaurant Operations Information – Performance of Long-term Portfolio Deli Restaurants

The following table is presented for the Schlotzsky’s Delis in the Company’s long-term portfolio for the quarter ended March 31, 2003.  As of March 31, 2003, this restaurant group included eight restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia.  This group includes ten freestanding restaurants (nine recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant.  In accordance with the Company’s internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report.  Facility costs vary by restaurant because some facilities are rented and some are owned.  The table provides the average percentage results for each line item for the eleven Schlotzsky’s Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Three Months Ended March 31, 2003 (in thousands)	Percentage of Gross Sales	Best Percentage Performance		Worst Percentage Performance
Gross sales	$3,689	100.0%
Less-discounts	199	5.4	4.6%		6.6%
Net sales	3,490	94.6

Cost of sales	967	26.2	25.3		27.7

Personnel and benefits:
Crew costs	863	23.4	20.8		24.9
Management costs	432	11.7	8.9		18.8

Operating expenses:
Advertising	207	5.6	3.4		6.0
Controllable expenses	256	6.9	5.7		9.2
Operating income before facility costs and depreciation and amortization	765	20.7	25.7	*	11.1	*

Facility costs	168	4.6	1.5		10.1

Operating income before depreciation and amortization	$597	16.2

*  Represents the actual best and worst percentage performance for a restaurant in the group.  The best and worst performance on a composite basis would be 31.2% and 6.9%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We have outstanding guarantees of indebtedness of others, including related parties, of approximately $27.6 million as of March 31, 2003.  These guarantees include approximately $6.1 million of lease guarantees for the benefit of franchisees, approximately $15.7 million of mortgage loan guarantees for the benefit of franchisees and approximately $5.8 million of loan guarantees for the benefit of related parties.

The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which we developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease.  The maximum guarantee for a single lease is approximately $1.3 million.  Certain guarantees extend through 2018.  We may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner.  We have indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse us for any amounts paid under such guarantees.  As of March 31, 2003, we had accrued a liability of approximately $32,000 related to these guarantees.  We also have a net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of March 31, 2003.

The mortgage loan guarantees for the benefit of franchisees also arose primarily through our former Turnkey program, in which we developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee’s mortgage loan.  The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage. The maximum amount of a single guarantee is approximately $1.1 million.  Certain guarantees extend through 2016.  We may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner, or we may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for net proceeds less than the amount of the outstanding mortgage.  We have indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse us for any amount paid under such guarantees.  In the event that we purchase the loan from the lender in the event of a default, we would succeed to the lender’s security interest in the related property.

The loan guarantees in favor of related parties primarily arose when we guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to us.  Two of the guarantees, for the benefit of our restaurant venture and our real estate venture, are of mortgage debt  totaling approximately $4.1 million.  These guarantees extend through 2009 on one note and through 2016 on the other note.  A third guarantee, in the amount of approximately $1.7 million, is for the benefit of the advertising entity of the Schlotzsky’s Deli restaurant system, for which we had received the net proceeds of the loan in repayment of outstanding debt to us.  This guarantee expires in 2004.

We have been called upon, from time to time, to make payments on obligations we have guaranteed.  During the first quarter of 2003, we paid approximately $169,000 in various lease guarantees  for the benefit of franchisees.  In addition, pursuant to a guarantee of a franchisee’s debt obligation, we expect to purchase that obligation from a bank, in the amount of approximately $665,000, in August 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $38,000 in the three months ended March 31, 2003, and decreased $231,000 in the three months ended March 31, 2002.  Cash and cash equivalents are impacted by operating, investing and financing activities.

Operating activities provided $1,976,000 of cash in the first quarter of 2003 and $2,073,000 of cash in the first quarter of 2002.  The decrease in cash provided in the first quarter of 2003 compared to the first quarter of 2002 was the net result of reduced net income and a provision for deferred taxes, partially offset by increased cash provided by certain working capital accounts,  increased depreciation and amortization, an increased provision for uncollectible amounts, and a decrease in the amount of deferred revenue amortized.

Investing activities used $292,000 of cash in the quarter ended March 31, 2003 and provided $148,000 of cash in the quarter ended March 31, 2002.  The increase in cash used in the quarter ended March 31, 2003 compared to the comparable period of 2002 was the net result of an increase in expenditures for intangible assets, partially offset by decreased proceeds from the sale of real estate held for sale and a decrease in expenditures for property and equipment.

Financing activities used $1,646,000 and $2,452,000 of cash in the first quarter of 2003 and 2002, respectively.  The decrease in cash used in the first quarter of 2003 compared to the first quarter of 2002 is primarily due to decreased net repayments of debt.

At March 31, 2003, we had approximately $51,783,000 of total debt outstanding.  Scheduled maturities of debt through March 31, 2004 approximate $8,409,000 (including short-term debt).  During the quarter ended March 31, 2003, we repaid approximately $1,822,000 of debt and borrowed $150,000 on a short-term basis.  This short-term debt was collateralized by a certificate of deposit pledged by one of our officers.  Subsequent to the end of the quarter, we arranged a $1,000,000 four-month facility with two of our officers, secured by our intellectual property, contract rights and certain intangibles.

Certain of our mortgage debt require the maintenance of certain financial ratios, including debt-to-equity and working capital.  While we are currently in compliance with these covenants, or have obtained waivers, any failure to comply in the future could have material adverse consequences to us.

The following tables present certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of March 31, 2003 (dollars in thousands).

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term Debt	$150	$150	$—	$—	$—
Long-term Debt	51,633	8,493	31,035	4,364	7,741
Operating Leases	20,700	2,421	6,671	2,478	9,080

Total

Amount of Commitment Expiration Per Period

Other Commercial Commitments

Amounts Committed

		Less than 1 year	1-3 years	4-5 years	After 5 years
Guarantees	$27,598	$5,937	$4,778	$2,726	$14,157

We plan to develop additional Company-operated restaurants.  Two restaurants are under construction in the Austin area and are expected to open later in 2003.  We have received a lending commitment for one of these restaurants.  We have also acquired building sites for three additional restaurants in the Austin area and entered into a lease for a site in the Houston area.  Sites for additional restaurants in Texas and in other markets are under consideration.

We will require additional financing in the second quarter of 2003 to execute our growth strategy for Company-operated restaurants, to refinance certain existing debt and for operating purposes.  We are pursuing financing alternatives, including asset-backed financing secured by our intellectual property and related royalty rights and agreements, as well as real estate mortgages.  There can be no assurances that such financing can be arranged in acceptable amounts and on acceptable terms.  Failure to obtain such financing in the second quarter of 2003 would require us to significantly modify our growth strategies for Company-operated restaurants and to reduce our operating costs and capital expenditures.

Our Board of Directors has authorized the repurchase of up to 1,000,000 shares of our outstanding Common Stock.  In 1998, 10,000 shares were repurchased for $105,000.  In 2001 and 2002, we had repurchased an additional 179,525 shares at a total cost of approximately $738,000.

FORWARD-LOOKING STATEMENTS

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, or the Private Securities Litigation Reform Act of 1995.  Any statements that are not statements of historical fact may be deemed forward-looking statements.  Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based on our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risk factors and uncertainties, many of which are beyond our control.  Actual results and the timing of future events and circumstances may differ materially from those described or implied by the forward-looking statements as a result of these risk factors and uncertainties.  Forward-looking statements may include, without limitation, statements concerning earnings or other financial item projections, the plans and objectives of management, future economic performance, new restaurant development, future Schlotzsky’s® Deli brand products, and assumptions underlying or relating to any other forward-looking statement.  Factors that could cause actual results to differ materially from those described in the forward-looking statements may include, without limitation, an inability to obtain adequate financing for the development of new Company-operated restaurants and other purposes, increased competition within the restaurant industry, the continued viability of restaurants during a weak economy, changing consumer preferences, government regulation, the results of arbitration and litigation, an inability to sell restaurants, a failure to successfully recruit multi-unit and single-unit franchisees, and stock volatility and illiquidity.

Because of the risks and uncertainties related to these factors and the forward-looking statements, readers are cautioned not to place undue reliance on the forward-looking statements.  There can be no assurance that any events or results described in any forward-looking statement will actually occur or be achieved.  We undertake no obligation to publicly revise the forward-looking statements to reflect events or circumstances that arise after the date of this report or to reflect new information, future events or circumstances, changes in assumptions, or otherwise.  Readers should carefully review the risk factors described above and in other documents filed by us with the Commission.  Readers are specifically directed to the discussion under “Risk Factors” in our most recent annual report on Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in short-term interest rates on loans from financial institutions could materially affect the Company’s earnings because the interest rates charged on certain underlying obligations are variable.

At March 31, 2003, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $81,000 in annual pre-tax earnings.  The estimated decrease is based upon the increased interest expense of the Company’s variable rate debt and assumes no change in the volume or composition of debt at March 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)   Changes in Internal Controls.  We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect, in all material respects, our transactions and that our established policies and procedures are followed.  There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Russell R. Kesterson and Steven P. Schmidt v. Schlotzsky’s, Inc., Ron Lynch and Jane Doe Lynch, John Does I—X, Jane Does I—X, ABC Corporations I—X, XYZ Companies I—X, (Case No. CV2002-021158) was filed on October 31, 2002, in the Superior Court of Maricopa County, Arizona. Plaintiffs were franchisees of the Company and owned and operated a Schlotzsky’s Deli restaurant in Phoenix, Arizona. The Complaint includes claims of breach of contract, interference with business expectancy, interference with business relationship, unfair competition and negligence. Plaintiffs allege that a “superstore” owned by Lynch and/or our affiliates encroached on their business and allege that we failed to collect royalties from the “superstore,” creating unfair competition. Plaintiffs further state that they attempted to relocate their restaurant but that we failed to approve a proposed alternative location and that we induced their employee to work for a competing restaurant. Plaintiffs are seeking an unspecified amount of damages, including treble damages, attorney’s fees, and costs. On December 3, 2002, we filed a petition styled Schlotzsky’s, Inc., v. Russell R. Kesterson and Steven P. Schmidt, in the United States District Court for the Western District of Texas, Austin Division (Civil Action No. AO2CA 768SS) to compel Plaintiffs to arbitrate their claims in Austin, Texas. The federal court entered an order on December 20, 2002, granting our petition to compel arbitration in the manner provided in the franchise agreement and enjoined Kesterson and Schmidt from pursuing any of their claims in the lawsuit pending in Arizona. To date, we are unaware of any subsequent demand for arbitration filed by either Kesterson or Schmidt.

Kimberly L.E. Garland v. Schlotzsky’s, Inc., Schenck & Associates, John C. Wooley, Darrell W. Kolinek, Kelly R. Arnold, Joyce Cates, Brian Wieters, David B. Gerstner, and Jeffrey P. Noeldner, (Case No. 01-CV-2377), was filed on or about December 26, 2001 in the United States District Court for the District of Minnesota. Plaintiff is a principal and guarantor under a franchise agreement between the Company and Holy Buns, L.L.C., a former franchisee in Apple Valley, Minnesota (“Franchise Agreement”). Plaintiff alleges fraudulent and negligent misrepresentation and omission and violations of the Minnesota Franchise Act, Minnesota Uniform Deceptive Trade Practices Act, and the Texas Deceptive Trade Practices and Consumer Protection Act against the Company and five of its current and former employees (John Wooley, Darrell Kolinek, Kelly Arnold, Joyce Cates, and Brian Wieters), her Area Developer (Jeffrey Noeldner), her accountant (David Gerstner), and his accounting firm (Schenck & Associates). Plaintiff claims that the defendants engaged in a fraudulent scheme to sell her a Schlotzsky’s franchise and Schlotzsky’s Deli restaurant in Apple Valley, Minnesota (constructed through the Company’s Turnkey Program) that they knew was not financially viable. Plaintiff seeks an unspecified amount of money damages plus attorneys’ fees, costs, and interest. We have denied the allegations in our answer and filed a motion, which is still pending, to dismiss or stay the case pending arbitration in the manner provided in the Franchise Agreement. The Court ordered the parties to appear for a settlement conference on May 19, 2003. The case is not yet set for trial.

Robert Coshott v. Schlotzsky’s, Inc., (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky’s Deli restaurant in Melbourne, Australia. Plaintiff brings causes of action for fraud and/or negligent misrepresentation. Plaintiff alleges that he experienced problems with certain equipment specified or approved by the Company, that the Company’s system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky’s Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case is not yet set for trial.

Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s N.A.M.F., Inc., Schlotzsky’s National Advertising Association, Inc., and Schlotzsky’s, Brands, Inc., Schlotzsky’s Brand Products, L.P., Schlotzsky’s Real Estate, Inc., and Schlotzsky’s Restaurants, Inc., (Cause No. 2001-CI-13672), was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky’s, Inc., John Wooley, Schlotzsky’s Franchising Limited Partnership, and Schlotzsky’s NAMF, Inc. (collectively, “Defendants”). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs bring causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortious interference with contract, tortious interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Act, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek an unspecified amount of money damages plus exemplary damages, attorneys’ fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley, who was previously dismissed from the case, answered and asserted counter claims alleging breach of contract and that Plaintiffs’ claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seeking money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys’ fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court. The case was remanded to state court on April 17, 2003.  The case is not yet set for trial.

U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District (Cause No. 03-01758).  Plaintiff is a real estate investment company that owns certain Schlotzsky’s Deli restaurants, and leases them to franchisees. It alleges that in 1997 and 1998 we entered into several written guaranty agreements where we agreed to guarantee certain lease agreements. Plaintiff states that in 1998 the Parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky’s from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky’s agreement to purchase seven other properties. The Company purchased one of the properties located in Texas. Plaintiffs are seeking an order requiring us to purchase the other six properties, two of which are in Texas, and one each in Arizona, Colorado, Indiana, and Tennessee, for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff’s claims include breach of contract and a request for attorneys’ fees. A trial date has been set for February 16, 2004.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

3.1	Articles of Incorporation of the Company, as amended. (1)

3.2	Statement of Resolutions Regarding the Designation, Preferences and Rights of Class C Series A Junior Participating Preferred Stock of the Company. (2)

3.3	Bylaws of the Company, as amended. (4)

4.1	Specimen stock certificate evidencing the Common Stock of the Company. (1)

4.2	Rights Agreement dated December 18, 1998 between the Company and Harris Trust and Savings Bank. (2)

4.3	Warrant Certificate dated February 15, 2001 from the Company to Triad Media Ventures LLC. (3)

10.43	Note and Security Agreement dated March 27, 2003, between the Company and American Bank of Commerce. (4)

10.44	Promissory Note dated April 8, 2003, between the Company and John C. Wooley and Jeffrey J. Wooley. (4)

10.45	Security Agreement dated April 8, 2003 between the Company and John C. Wooley and Jeffrey J. Wooley. (4)

Additional Exhibits:

	99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer. (4)

	99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard H. Valade, Chief Financial Officer. (4)

	(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on October 12, 1995, as amended.

	(2)	Incorporated by referenced from the Company’s Registration of certain Securities on Form 8-A filed on December 18, 1998.

	(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 2, 2001.

	(4)	Filed with this Quarterly Report on Form 10-Q.

b)	Current Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K dated April 2, 2003, containing a press release dated March 28, 2003, announcing the Company’s financial results for the quarter and fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHLOTZSKY’S, INC.

By:	/s/ John C. Wooley

John C. Wooley
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard H. Valade

Richard H. Valade
Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Matthew D. Osburn

Matthew D. Osburn
Controller and Assistant Treasurer
(Principal Accounting Officer)

Austin, Texas

May 15, 2003

CERTIFICATION

I, John C. Wooley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Schlotzsky’s, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ John C. Wooley

John C. Wooley
Chairman of the Board,
President and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Richard H. Valade, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Schlotzsky’s, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ Richard H. Valade

Richard H. Valade
Executive Vice President,
Treasurer and Chief Financial Officer
(Principal Financial Officer)