Form 10-Q
period 2003-06-30
SCHLOTZSKYS INC
filed 2003-08-14
CIK 1002178

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

Commission File Number: 0-27008

Schlotzsky’s, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2654208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

203 Colorado Street, Suite 600, Austin, Texas 78701

(Address of principal executive offices)

(512) 236-3800

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 6, 2003
Common Stock, no par value	7,331,999

SCHLOTZSKY’S, INC.

Index to Form 10-Q

Quarter Ended June 30, 2003

PART I

FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$780,227	$678,895
Accounts receivable, net:
Royalties	828,866	650,376
Brands	1,072,845	1,269,759
Other	1,416,015	1,332,990
Refundable income taxes	170,180	1,837,628
Prepaids, inventories and other assets	1,282,396	1,356,516
Real estate held for sale	3,963,230	5,167,563
Current portion of notes receivable	782,192	582,926
Deferred tax asset	2,557,027	2,275,941
Total current assets	12,852,978	15,152,594

Property, equipment and leasehold improvements, net	41,009,134	39,709,461
Notes receivable, net, less current portion	8,654,581	11,349,705
Investments	1,701,922	1,852,765
Intangible assets, net	65,332,296	65,308,249
Goodwill, net	3,192,342	2,985,679
Deferred tax asset	165,739	—
Other noncurrent assets	918,051	1,168,029
Total assets	$133,827,043	$137,526,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,375,000	$—
Current maturities of long-term debt	8,630,571	7,441,120
Accounts payable	4,407,075	2,841,607
Accrued liabilities	5,955,883	3,812,727
Deferred revenue, current portion	224,584	234,552
Total current liabilities	20,593,113	14,330,006

Long-term debt, less current portion	40,669,395	46,063,599
Deferred revenue, less current portion	1,530,524	1,597,443
Deferred tax liability	—	1,216,109
Total liabilities	62,793,032	63,207,157

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, Class C, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized, 7,509,412 shares and 7,496,778 shares issued at June 30, 2003 and December 31, 2002, respectively	63,952	63,826
Additional paid-in capital	58,170,617	58,122,469
Retained earnings	13,642,598	16,976,186
Treasury stock (189,525 shares at June 30, 2003 and December 31, 2002, respectively), at cost	(843,156)	(843,156)
Total stockholders’ equity	71,034,011	74,319,325
Total liabilities and stockholders’ equity	$133,827,043	$137,526,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenue:
Royalties	$4,285,230	$5,264,312	$8,589,118	$10,383,799
Franchise fees	3,333	42,000	3,333	62,000
Developer fees	44,228	60,034	94,387	120,067
Restaurant sales	8,000,609	8,269,362	15,612,838	16,140,254
Brand contribution	1,708,957	1,991,130	3,360,062	3,874,157
Other fees and revenue	219,390	276,294	432,039	568,679
Total revenue	14,261,747	15,903,132	28,091,777	31,148,956

Expenses:
Service costs:
Royalties	667,118	1,106,100	1,330,910	2,241,368
Franchise fees	—	15,955	—	25,955
	667,118	1,122,055	1,330,910	2,267,323
Restaurant operations:
Cost of sales	2,348,501	2,311,986	4,520,121	4,508,120
Personnel and benefits	3,445,067	3,292,578	6,810,228	6,461,889
Operating expenses	2,202,095	1,869,095	4,104,342	3,635,994
	7,995,663	7,473,659	15,434,691	14,606,003

Equity loss on investments	83,693	48,074	150,843	78,294
General and administrative	6,712,589	4,835,390	11,783,304	9,315,277
Depreciation and amortization	1,282,595	1,086,438	2,532,001	2,169,731
Total expenses	16,741,658	14,565,616	31,231,749	28,436,628

Income (loss) from operations	(2,479,911)	1,337,516	(3,139,972)	2,712,328

Other:
Interest income	103,609	94,618	207,257	312,061
Interest expense	(1,009,968)	(655,436)	(2,025,873)	(1,257,962)

Income (loss) before provision (credit) for income taxes	(3,386,270)	776,698	(4,958,588)	1,766,427

Provision (credit) for income taxes	(1,119,000)	288,000	(1,625,000)	650,000

Net income (loss)	$(2,267,270)	$488,698	$(3,333,588)	$1,116,427
Earnings per share-basic	$(0.31)	$0.07	$(0.46)	$0.15
Earnings per share-diluted	$(0.31)	$0.07	$(0.46)	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Stated Capital Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2002	7,463,990	$63,498	$57,986,546	$17,175,234	$(823,242)	$74,402,036
Issuance of common stock in connection with employee stock purchase plan	16,467	165	66,726	—	—	66,891
Treasury stock purchases (3,225 shares)	—	—	—	—	(19,914)	(19,914)
Options exercised	16,321	163	61,889	—	—	62,052
Tax benefit from employee stock transactions	—	—	7,308	—	—	7,308
Net loss	—	—	—	(199,048)	—	(199,048)
Balance, December 31, 2002	7,496,778	63,826	58,122,469	16,976,186	(843,156)	74,319,325
Issuance of common stock in connection with employee stock purchase plan	12,634	126	35,956	—	—	36,082
Issuance of employee stock options	—	—	12,192	—	—	12,192
Net loss	—	—	—	(3,333,588)	—	(3,333,588)
Balance, June 30, 2003	7,509,412	$63,952	$58,170,617	$13,642,598	$(843,156)	$71,034,011

PREFERRED STOCK

Authorized 1,000,000 Class C shares, no par value; no shares outstanding at June 30, 2002, December 31, 2001, or January 1, 2001.

COMMON STOCK

Authorized 30,000,000 shares, no par value; 7,509,412 shares issued at June 30, 2003, 7,496,778 shares issued at December 31, 2002, and 7,463,990 shares issued at January 1, 2002.  Shares issued include 189,525, 189,525 and 186,300 shares in treasury at June 30, 2003, December 31, 2002, and January 1, 2002, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2003	June 30, 2002
Cash flows from operating activities:
Net income (loss)	$(3,333,588)	$1,116,427
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,532,001	2,169,731
Provision for deferred taxes	(1,683,020)	—
Provision for stock option compensation	12,192	—
Provision for uncollectible accounts	1,539,563	425,779
Amortization of deferred revenue	(91,064)	(158,217)
Equity loss on investments	150,844	78,294
Changes in:
Accounts receivable	1,058,418	129,515
Prepaid expenses and other assets	341,617	(415,847)
Accounts payable and accrued liabilities	3,728,710	179,357
Net cash provided by operating activities	4,255,673	3,525,039

Cash flows from investing activities:
Purchase of property, equipment and real estate held for sale	(3,025,961)	(1,356,779)
Sale of property, equipment and real estate held for sale	1,195,824	814,403
Acquisition of investments and intangible assets	(236,692)	(478,468)
Issuance of notes receivable	(198,740)	(16,260)
Repayments on notes receivable	2,378,643	42,912
Net cash provided by (used in) investing activities	113,074	(994,192)

Cash flows from financing activities:
Sale of stock	36,082	85,191
Acquisition of treasury stock	—	(19,914)
Proceeds from issuance of debt	710,000	—
Debt issuance costs	(858,745)	(253,789)
Repayment of debt	(4,154,752)	(3,928,504)
Net cash used in financing activities	(4,267,415)	(4,117,016)

Net increase (decrease) in cash and cash equivalents	101,332	(1,586,169)
Cash and cash equivalents at beginning of period	678,895	2,567,904

Cash and cash equivalents at end of period	$780,227	$981,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  This information should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Schlotzsky’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

Corporate Organization

During the quarter ended June 30, 2003, Schlotzsky’s, Inc. (“Schlotzsky’s”) formed several new wholly-owned Delaware limited liability companies: Schlotzsky’s Franchisor, LLC (“Franchisor”); Schlotzsky’s Brand Products, LLC (“Brand Products”); and Schlotzsky’s Franchise Operations, LLC (“Franchise Operations”).  On June 7, 2003, Schlotzsky’s contributed to Franchisor, subject to a pledge as collateral under a $1 million credit facility, all of its intellectual property, including trademarks and service marks, and related economic interests in the payments to be received pursuant to the franchise agreements and brand licensing agreements for the Schlotzsky’s® Deli restaurant concept and brand, which had previously been executed by Schlotzsky’s and certain of Schlotzsky’s other subsidiaries.  Franchisor thus became the franchisor of the Schlotzsky’s Deli restaurant concept and licensor of the Schlotzsky’s Deli brand.  Franchisor concurrently contributed the brand licensing agreements to Brand Products.  Franchisor and Brand Products entered into a management agreement with Franchise Operations to manage the intellectual property, administer the franchise and brand license agreements and enter into new franchise and brand agreements

Schlotzsky’s and its subsidiaries are referred to as the “Company”.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended June 30, 2002, to correspond with the presentation used at June 30, 2003, and for the periods then ended.

Note 2. – Stock-Based Compensation

Effective January 1, 2003, the Company adopted the cost recognition provisions for stock-based compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123 under the prospective method of adoption authorized by SFAS No. 148. The amount charged to expense during the three and six month periods ended June 30, 2003 were approximately $6,000 and $12,000, respectively. Had the Company adopted the cost recognition provisions of SFAS No. 123 in 1995, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income (loss), as reported	$(2,267)	$489	$(3,334)	$1,116
Add: Stock-based employee compensation expense included in net income, net of related tax effects	4	—	8	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(45)	(87)	(114)	(164)
Pro forma net income (loss)	$(2,308)	$402	$(3,440)	$952

Earnings per share:
Basic-as reported	$(0.31)	$0.07	$(0.46)	$0.15
Basic-pro forma	$(0.32)	$0.06	$(0.47)	$0.13
Diluted-as reported	$(0.31)	$0.07	$(0.46)	$0.15
Diluted-pro forma	$(0.32)	$0.05	$(0.47)	$0.13

Note 3. – Restaurant Operations

A summary of certain operating information for Company-operated restaurants is presented below for the three and six month periods ended June 30, 2003 and 2002 (dollars in thousands).

	Long-term Portfolio Restaurants		Available For Sale Restaurants
	Schlotzsky’s Delis	Marketplaces	Schlotzsky’s Delis	Total
Three months ended June 30, 2003
Restaurant sales	$3,589	$1,293	$3,119	$8,001

Restaurant operations:
Cost of sales	1,039	424	886	2,349
Personnel and benefits	1,292	697	1,456	3,445
Operating expenses	669	382	1,151	2,202
	3,000	1,503	3,493	7,996

Operating income (loss) before depreciation and amortization	$589	$(210)	$(374)	$5

Three months ended June 30, 2002
Restaurant sales	$4,031	$1,317	$2,921	$8,269

Restaurant operations:
Cost of sales	1,101	400	812	2,313
Personnel and benefits	1,384	630	1,278	3,292
Operating expenses	685	320	864	1,931
	3,170	1,350	2,954	7,474

Operating income (loss) before depreciation and amortization	$861	$(33)	$(33)	$795

	Long-term Portfolio Restaurants		Available For Sale Restaurants
	Schlotzsky’s Delis	Marketplaces	Schlotzsky’s Delis	Total
Six months ended June 30, 2003
Restaurant sales	$7,079	$2,455	$6,079	$15,613

Restaurant operations:
Cost of sales	2,006	794	1,721	4,521
Personnel and benefits	2,587	1,312	2,911	6,810
Operating expenses	1,300	696	2,108	4,104
	5,893	2,802	6,740	15,435

Operating income (loss) before depreciation and amortization	$1,186	$(347)	$(661)	$178

Six months ended June 30, 2002
Restaurant sales	$8,007	$2,592	$5,541	$16,140

Restaurant operations:
Cost of sales	2,174	790	1,544	4,508
Personnel and benefits	2,754	1,244	2,464	6,462
Operating expenses	1,364	614	1,658	3,636
	6,292	2,648	5,666	14,606

Operating income (loss) before depreciation and amortization	$1,715	$(56)	$(125)	$1,534

As of June 30, 2003 and 2002, the net book value of property and equipment and intangible assets related to each of the above categories was as follows (dollars in thousands):

	June 30, 2003	June 30, 2002

Long-term Portfolio Restaurants
Schlotzsky’s Delis	$14,837	$15,630
Marketplaces	10,050	7,543
Available for Sale Restaurants	12,596	11,844
	$37,483	$35,017

Note 4. – Segments

The Company and its subsidiaries are principally engaged in franchising and operating restaurants in the fast casual sector under the Schlotzsky’s Deli brand.  Schlotzsky’s Deli restaurants offer a menu of distinctive, high quality foods featuring our proprietary breads, complemented by excellent customer service in a visually appealing setting.  Our current menu includes upscale made-to-order hot sandwiches and pizza served on our proprietary buns and crusts, wraps, chips, salads, soups, fresh baked cookies and other desserts, and beverages.  At June 30, 2003, the Schlotzsky’s Deli system included 597 Company-operated and franchised restaurants in 37 states, the District of Columbia and six foreign countries.  The Company operated 38 restaurants as of June 30, 2003.

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

Three months ended June 30, 2003	Restaurant Operations	Franchise Operations	Consolidated

Revenue from external customers	$8,001	$6,261	$14,262
Depreciation and amortization	559	724	1,283
Operating income (loss)	5	(2,485)	(2,480)

Total assets	$37,483	$96,344	$133,827

Three months ended June 30, 2002	Restaurant Operations	Franchise Operations	Consolidated

Revenue from external customers	$8,269	$7,634	$15,903
Depreciation and amortization	531	555	1,086
Operating income	264	1,074	1,338

Total assets	$37,292	$75,576	$112,868

Of the Restaurant Operations depreciation and amortization for the three months ended June 30, 2003, $367,000 was allocated to the long-term portfolio of restaurants ($153,000 for Marketplaces and $214,000 for Schlotzsky’s Delis) and $192,000 to restaurants available for sale.  For the three months ended June 30, 2002, $359,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($149,000 for Marketplaces and $210,000 for Schlotzsky’s Delis) and $172,000 to restaurants available for sale.

Six months ended June 30, 2003	Restaurant Operations	Franchise Operations	Consolidated

Revenue from external customers	$15,613	$12,479	$28,092
Depreciation and amortization	1,080	1,452	2,532
Operating income (loss)	179	(3,319)	(3,140)

Total assets	$37,483	$96,344	$133,827

Six months ended June 30, 2002	Restaurant Operations	Franchise Operations	Consolidated

Revenue from external customers	$16,140	$15,009	$31,149
Depreciation and amortization	1,036	1,134	2,170
Operating income	498	2,214	2,712

Total assets	$37,292	$75,576	$112,868

Of the Restaurant Operations depreciation and amortization for the six months ended June 30, 2003, $709,000 was allocated to the long-term portfolio of restaurants ($290,000 for Marketplaces and $419,000 for Schlotzsky’s Delis) and $371,000 to restaurants available for sale.  For the six months ended June 30, 2002, $720,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($297,000 for Marketplaces and $423,000 for Schlotzsky’s Delis) and $316,000 to restaurants available for sale.

All general and administrative expenses are included in Franchise Operations for the periods presented.

Note 5. – Debt

The Company’s debt structure as of June 30, 2003, and December 31, 2002, is as follows (dollars in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)

Short-term debt:	$1,375	$—

Long-term debt:
Notes payable to former area developers	$23,909	$26,306
Mortgages on Company-operated restaurants and equipment	22,060	23,839
Capital leases	2,848	3,029
Other obligations	484	331
	49,301	53,505
Less current maturities of long-term debt	(8,631)	(7,441)
Long-term debt	$40,670	$46,064

Short-term debt as of June 30, 2003 was comprised of a $150,000 note to a bank with interest at 5.2%, due August 25, 2003 collateralized by a certificate of deposit pledged by an officer and director of the Company; $560,000 outstanding under a $1,000,000 facility with two officers and directors of the Company with interest at 6.0%, due October 31, 2003 and secured by our intellectual property, contract rights and certain intangibles; and a $665,000 note payable to a bank with interest at the prime rate plus 1%, due August 28, 2003.

Certain of our mortgage debt require the maintenance of certain financial ratios, including debt-to-equity and working capital.  We are currently in compliance with these covenants or have obtained waivers from the lenders.

Note 6. – Related Party Receivables

As of June 30, 2003 and December 31, 2002, receivables from related parties were as follows (dollars in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)

Included in accounts receivable – other	$889	$902
Included in other noncurrent assets	549	842
Included in notes receivable	3,097	5,450

Total related party receivables	$4,535	$7,194

Note 7. – Earnings Per Share

Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares.  Earnings per share are calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Basic earnings per share
Net income (loss)	$(2,267)	$489	$(3,334)	$1,116

Weighted average common shares outstanding	7,320	7,288	7,320	7,287

Basic earnings per share	$(0.31)	$0.07	$(0.46)	$0.15

Diluted earnings per share
Net income (loss)	$(2,267)	$489	$(3,334)	$1,116

Weighted average common shares outstanding	7,320	7,288	7,320	7,287

Dilutive stock options and warrants	—	154	—	176

Weighted average common shares outstanding – assuming dilution	7,320	7,442	7,320	7,463

Diluted earnings per share	$(0.31)	$0.07	$(0.46)	$0.15

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,142	687	1,142	663

Note 8. – Intangible Assets

The Company adopted Statements of Financial Accounting Standards (SFAS) Nos. 141, 142 and 144, concerning accounting for business combinations, amortization of certain acquired intangible assets, and the impairment or disposal of long-lived assets, respectively, as of January 1, 2002.

Intangible assets consist of the following (dollars in thousands):

		June 30, 2003		December 31, 2002
		(Unaudited)
	Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization

Intangible assets subject to amortization:
Royalty value	20	$2,474	$839	$2,474	$779
Developer and franchise rights acquired	20 to 40	59,374	3,185	59,384	2,492
Restaurant development rights	13 to 25	1,619	451	1,619	407
Debt issue costs	3 to 20	2,431	110	1,561	77
Other intangible assets	5	589	399	561	364
		66,487	4,984	65,599	4,119

Intangible assets not subject to amortization:
Original franchise and royalty rights		5,689	1,860	5,689	1,860
Goodwill		3,523	331	3,316	331
		9,212	2,191	9,005	2,191

Total intangible assets		$75,699	$7,175	$74,604	$6,310

Amortization of intangible assets totaled approximately $439,000 and $260,000 for the three months ended June 30, 2003, and 2002, respectively.  For the six months ended June 30, 2003, and 2002, amortization expense totaled $865,000 and $472,000 respectively.  Estimated amortization expense through 2007 for intangible assets with determinable lives is as follows (dollars in thousands):

Remainder of 2003	$912
2004	1,808
2005	1,747
2006	1,729
2007	1,720
$7,916

The changes in the gross value of goodwill for the six months ended June 30, 2003, are as follows (dollars in thousands):

	Restaurant Operations	Franchise Operations	Total
Balance as of December 31, 2002	$3,055	$261	$3,316
Goodwill acquired	207	—	207
Impairment	—	—	—
Balance as of June 30, 2003	$3,262	$261	$3,523

During the first quarter the Company, exercising its right of first refusal, acquired the operating assets of a franchised restaurant located in suburban Atlanta, Georgia.  The Company does not intend to operate the acquired restaurant, but acquired these assets primarily in order to facilitate the development of a Company-operated restaurant in the trade area that had been licensed to the franchisee.

The aggregate purchase price paid was $215,000.  Of the purchase price, $8,000 was assigned to property, plant and equipment and $207,000 was assigned to goodwill.  The goodwill was assigned to the restaurant operations segment, and is expected to be fully deductible for tax purposes.

Note 9. – Off-balance Sheet Arrangements

The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $29.2 million as of June 30, 2003. These guarantees include approximately $6.3 million of lease guarantees for the benefit of franchisees, approximately $14.5 million of mortgage loan guarantees for the benefit of franchisees and approximately $8.4 million of loan guarantees for the benefit of related parties.

The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which the Company developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company.  The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease.  The maximum guarantee for a single lease is approximately $1.3 million.  Certain guarantees extend through 2018.  The Company may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner.  The Company has indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees.  As of June 30, 2003, the Company had accrued a liability of approximately $598,000 related to these guarantees, including a $574,000 provision made in the quarter ended June 30, 2003.  The Company also has a net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of June 30, 2003.

The mortgage loan guarantees for the benefit of franchisees also arose primarily through the Company’s former Turnkey program, in which we developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee’s mortgage loan.  The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage.  The maximum amount of a single guarantee is approximately $1.0 million.  Certain guarantees extend through 2016.  The Company may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner, or the Company may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for net proceeds less than the amount of the outstanding mortgage.  The Company has indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse the Company for any amount paid under such guarantees.  In the event that the Company purchases the loan from the lender in the event of a default, the Company would succeed to the lender’s security interest in the related property.

The loan guarantees in favor of related parties primarily arose when the Company guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to the Company.  Two of the guarantees, for the benefit of our restaurant venture and our real estate venture, are of mortgage debt totaling approximately $4.1 million.  These guarantees extend through 2009 on one note and through 2016 on the other note.  A third guarantee, of a bank note in the amount of approximately $4.3 million, is for the benefit of the advertising entity of the Schlotzsky’s Deli restaurant system, for which the Company had received a portion of the net proceeds of the loan in repayment of outstanding debt to the Company.  This guarantee expires in 2004.  In connection with the guarantee of the $4.3 million guarantee of the advertising entity bank note, which was made in June 2003, a liability in the amount of $43,000 was accrued under the terms of FASB Interpretation No. 45.

The Company has been called upon, from time to time, to make payments on obligations the Company has guaranteed.  During the first six months of 2003, the Company paid approximately $346,000 in various lease guarantees for the benefit of franchisees.  In addition, pursuant to a guarantee of a franchisee’s debt obligation, the Company purchased that obligation from a bank, in the amount of approximately $665,000.

Note 10. – Commitments and Contingencies

Litigation

The Company is named a defendant in various legal proceedings in the normal course of its business.  The ultimate outcome of legal proceedings cannot be projected with certainty.  The following are proceedings in which the plaintiffs have alleged significant damages.  Based on its knowledge of these matters and its experience to date, the Company does not believe that the outcome of these proceedings will have a material impact on the Company’s financial condition and results of operations.

New Florida Markets, Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchise Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s NAMF, Inc., and Schlotzsky’s NAMF Funding, LLC, (Case No. 701140045603) was filed on or about June 23, 2003 with the American Arbitration Association.  Claimant is the area developer for the Tampa, Orlando, and West Palm Beach development areas.  On July 14, 2003, Deli Keys, Ltd., an area developer for the Miami development area, joined the arbitration as an additional Claimant. They allege that Respondents frustrated their ability to develop, in part, because of the Company’s Turnkey program.  Claimant also alleges Respondents breached the Area Developer Agreements by failing to provide adequate licensing support, negotiating with license prospects, failing to establish and administer a local advertising group, pledging royalties, changing the area developer manual, refunding franchise fees, and forcing Claimants to purchase errors and omissions insurance.  Other claims include breach of the implied covenant of good faith and fair dealing, constructive termination, and violation of the Texas Deceptive Trade Practices Act.  Claimants seek actual, compensatory, and punitive damages of an unspecified amount, attorneys’ fees, and costs.  The case is not yet set for hearing.

Comerica Bank vs. James E. Wright, John D. Wright, Lorraine Wright, and Kimberly Wright v. Schlotzsky’s, Inc. and Schlotzsky’s Real Estate, Inc., In the Circuit Court for the County of Genessee, State of Michigan (Case No. 02-74931), was filed on or about June 30, 2003 as a Third Party Complaint in a foreclosure action.  Third Party Plaintiffs are principals and guarantors of J. Wright Franchise Development, LLC, a former franchisee that had operated a restaurant in Grand Blanc, Michigan and filed Chapter 11 bankruptcy. In January 2003, Schlotzsky’s Real Estate, Inc. had filed suit against John and James Wright, for collection of $283,872.68 due under a promissory note.  In the instant case, Third Party Plaintiffs allege that they were induced into participating in the Turnkey program and that an employee of the Company represented that the restaurant would attain a certain level of sales.  Third Party Plaintiffs’ claims include fraud in the inducement, fraudulent and negligent misrepresentation, and breach of the Michigan Franchise Investment Act.  They seek damages of an unspecified amount in excess of $25,000, attorneys’ fees, and costs.  The case is not yet set for trial.

Russell R. Kesterson and Steven P. Schmidt v. Schlotzsky’s, Inc., Ron Lynch and Jane Doe Lynch, John Does I—X, Jane Does I—X, ABC Corporations I—X, XYZ Companies I—X, (Case No. CV2002-021158) was filed on October 31, 2002, in the Superior Court of Maricopa County, Arizona. Plaintiffs were franchisees of the Company and owned and operated a Schlotzsky’s Deli restaurant in Phoenix, Arizona. The Complaint includes claims of breach of contract, interference with business expectancy, interference with business relationship, unfair competition and negligence. Plaintiffs allege that a “superstore” owned by Lynch and/or our affiliates encroached on their business and allege that we failed to collect royalties from the “superstore,” creating unfair competition. Plaintiffs further state that they attempted to relocate their restaurant but that we failed to approve a proposed alternative location and that we induced one of their employees to work for a competing restaurant. Plaintiffs are seeking an unspecified amount of damages, including treble damages, attorney’s fees, and costs. On December 3, 2002, we filed a petition styled Schlotzsky’s, Inc., v. Russell R. Kesterson and Steven P. Schmidt, in the United States District Court for the Western District of Texas, Austin Division (Civil Action No. AO2CA 768SS) to compel Plaintiffs to arbitrate their claims in Austin, Texas. The federal court entered an order on December 20, 2002, granting our petition to compel arbitration in the manner provided in the franchise agreement and enjoined Kesterson and Schmidt from pursuing any of their claims in the lawsuit pending in Arizona. To date, we are unaware of any subsequent demand for arbitration filed by either Kesterson or Schmidt.

Kimberly L.E. Garland v. Schlotzsky’s, Inc., Schenck & Associates, John C. Wooley, Darrell W. Kolinek, Kelly R. Arnold, Joyce Cates, Brian Wieters, David B. Gerstner, and Jeffrey P. Noeldner (Case No. 01-CV-2377) was filed on or about December 26, 2001 in the United States District Court for the District of Minnesota. Plaintiff, a principal of a former franchisee in Apple Valley, Minnesota, brought suit against the Company and five of its current and former employees (John Wooley, Darrell Kolinek, Kelly Arnold, Joyce Cates, and Brian Wieters, collectively the “Schlotzsky’s Parties”), her Area Developer (Jeffrey Noeldner), her accountant (David Gerstner), and his accounting firm (Schenck & Associates). Plaintiff claimed she was fraudulently induced into developing a Schlotzsky’s Deli restaurant through the Company’s Turnkey program, and that Defendants should have advised her that franchisees’ financial projections were unrealistic.  Her claims included fraudulent and negligent misrepresentation and omission and violations of the Minnesota Franchise Act, Minnesota Uniform Deceptive Trade Practices Act, and the Texas Deceptive Trade Practices and Consumer Protection Act. Defendants filed motions to dismiss or stay the case pending arbitration as required in the Franchise Agreement. Prior to a hearing on the motions, the parties were ordered to appear for a settlement conference on May 19, 2003.  Without conceding the facts that formed the basis of any claims, the parties entered into a settlement agreement.  Plaintiff agreed to terminate the franchise agreement, exit the system, and pay $5,500 in mediator’s fees.  In exchange, Schenck & Associates and Gerstner agreed to pay $90,000, the Schlotzsky’s Parties and Noeldner paid $11,525, and their insurer contributed $218,975 in settlement to Plaintiff.  The parties agreed to dismiss all of their respective claims, with prejudice.

Robert Coshott v. Schlotzsky’s, Inc. (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky’s Deli restaurant in Melbourne, Australia. Plaintiff brings causes of action for fraud and/or negligent misrepresentation. Plaintiff alleges that he experienced problems with certain equipment specified or approved by the Company, that the Company’s system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky’s Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case is not yet set for trial. On July 23, 2003, Coshott also filed a Demand for Arbitration with the International Chamber of Commerce styled Robert Gilbert Coshott v. Schlotzsky’s, Inc. (Case. No. TBD).  The claims in the Demand are similar to those brought in the above-entitled action and include additional allegations that the Company required the purchase of goods and services from certain suppliers in violation of the Trade Practices Act of 1974 that that the Company failed to disclose the existence of a predecessor Master License Agreement, in violation of the Fair Trading Act of 1987 (New South) Wales, breach of contract, and equitable estoppel.  Claimant seeks unspecified actual, compensatory and punitive damages, lost profits, attorneys’ fees, prejudgment interest, and costs.  At present, no arbitration hearing date has been set.

Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s N.A.M.F., Inc., Schlotzsky’s National Advertising Association, Inc., and Schlotzsky’s, Brands, Inc., Schlotzsky’s Brand Products, L.P., Schlotzsky’s Real Estate, Inc., and Schlotzsky’s Restaurants, Inc. (Cause No. 2001-CI-13672) was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky’s, Inc., John Wooley, Schlotzsky’s Franchising Limited Partnership, and Schlotzsky’s NAMF, Inc. (collectively, “Defendants”). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs bring causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortious interference with contract, tortious interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Act, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek an unspecified amount of money damages plus exemplary damages, attorneys’ fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley, who was previously dismissed from the case, answered and asserted counterclaims alleging breach of contract and that Plaintiffs’ claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seeking money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys’ fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court. The case was remanded to state court on April 17, 2003.  The case is not yet set for trial.

U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. (Cause No. 03-01758) was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District.  Plaintiff is a real estate investment company that owns certain Schlotzsky’s Deli restaurants and leases them to franchisees. It alleges that in 1997 and 1998 we entered into several agreements where we agreed to guarantee certain lease agreements. Plaintiff states that in 1998 the parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky’s from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky’s agreement to purchase seven other properties. The Company purchased one of the properties located in Texas. Plaintiffs are seeking an order requiring us to purchase the other six properties, two of which are in Texas, and one each in Arizona, Colorado, Indiana, and Tennessee, for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff’s claims include breach of contract and a request for attorneys’ fees. A trial date has been set for February 16, 2004.

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

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances.  Estimates and assumptions are reviewed periodically.  Actual results may vary from these estimates.

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

Amortizing intangible assets consist primarily of amounts paid to reacquire various developer and franchise rights.  Annually, and whenever an event or circumstance indicating impairment may be present, we compare projected undiscounted cash flows to the carrying value of the related assets to determine if impairment has occurred.  In estimating future cash flows, we consider such factors as current results, trends, future prospects, and other economic factors.  Actual future cash flows could differ materially from our estimates.

RESULTS OF OPERATIONS

OVERVIEW

The following table reflects the changes in the Schlotzsky’s Deli system for the three and six months ended June 30, 2003 and 2002.  Systemwide data reflects both franchised and Company-operated restaurants.  Percentage changes in sales-related data are based on comparison to the same period in the previous fiscal year.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Restaurants Open – Beginning of Period	619	672	643	674
Openings During Period –
New	7	5	7	7
Reopenings	1	2	2	6
Total Openings	8	7	9	13
Closings During Period	(30)	(8)	(55)	(16)
Restaurants Open – End of Period	597	671	597	671

Systemwide Contractual Sales	$85,263,000	$102,645,000	$170,776,000	$202,848,000
Decrease in Systemwide Contractual Sales	(16.9)%	(6.5)%	(15.8)%	(6.5)%
Decrease in Same Store Contractual Sales	(11.9)%	(5.5)%	(11.7)%	(5.4)%
Average Weekly Contractual Sales	$10,773	$11,800	$10,595	$11,635
Decrease in Average Weekly Contractual Sales	(8.7)%	(1.7)%	(8.9)%	(1.5)%

Systemwide contractual sales, same store contractual sales and average weekly contractual sales, all based on contractual sales as defined in our franchise agreements, represent net sales under generally accepted accounting principles, plus the amounts of any discounts for employee or manager meals.  Contractual sales are used in this chart, and throughout this report, because these sales are the basis of our royalty income and contractual sales are the only sales amounts reported to us by the franchisees

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUE.  Total revenue decreased 10.3% to $14,261,000 from $15,903,000.

ROYALTIES decreased 18.6% to $4,285,000 from $5,264,000.  The decrease was due to a decreased number of franchised restaurants in 2003 compared to 2002, a decrease in same store contractual sales of 11.9%, and an increasing percentage of systemwide sales generated by Company-operated restaurants, which do not pay royalties, partially offset by a continuing shift in restaurant mix towards units with higher volume.

FRANCHISE FEES decreased 92.9% to $3,000 from $42,000.  The decrease was principally the result of a lower fee for current quarter openings of franchised restaurants as compared to the same period in the prior year.  The decrease in franchise fee per restaurant opening is due to the openings in the current quarter being international restaurants under master license agreements where our franchise fee is lower.

DEVELOPER FEES decreased 26.7% to $44,000 from $60,000.  The decrease was primarily due to the expiration of amortization on certain agreements.

RESTAURANT SALES decreased 3.3% to $8,000,000 from $8,269,000.  The decrease was primarily due to a 11.9% decrease in same store sales partially offset by an increase in the average number of restaurants operated by the Company during the second quarter of 2003, compared to the second quarter of 2002.  As of June 30, 2003, there were 38 Company-operated restaurants, compared to 35 at June 30, 2002, of which 23 and 20, respectively, were available for sale.

SCHLOTZSKY’S® DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 14.2% to $1,709,000 from $1,991,000.  The decrease was primarily due to the decrease in systemwide sales for the quarter.

OTHER FEES AND REVENUE decreased 20.7% to $219,000 from $276,000.  The decrease was due to a decrease in expired franchise fees.

OPERATING EXPENSES. Total operating expenses increased 14.9% to $16,742,000 from $14,566,000.

SERVICE COSTS decreased 40.6% to $667,000 from $1,122,000, and as a percentage of royalties and franchise fees decreased to 15.6% from 21.1%.  This decrease was primarily due to the Company’s reacquisition of certain area developer territory rights during the third quarter of 2002, as well as a decrease in royalty revenue.

RESTAURANT OPERATIONS EXPENSES increased 7.0% to $7,996,000 from $7,474,000.  On an overall basis, expenses, as a percentage of net restaurant sales, are higher at restaurants available for sale, and the proportion of restaurants available for sale to total Company-operated restaurants was higher this year than last year.

RESTAURANT COST OF SALES increased 1.6% to $2,349,000 from $2,312,000 and increased as a percentage of net restaurant sales to 29.4% from 28.0% due primarily to an increase in beverage costs.

RESTAURANT PERSONNEL AND BENEFITS COST increased 4.6% to $3,445,000 from $3,293,000 and increased as a percentage of net restaurant sales to 43.1% from 39.8%.  The increase, as a percentage of net restaurant sales, was due to the effect of lower average sales on manager salaries and preopening labor costs.

RESTAURANT OPERATING EXPENSES increased 17.8% to $2,202,000 from $1,869,000 and increased as a percentage of net restaurant sales to 27.5% from 22.6%.  The increase in operating costs, as a percentage of net restaurant sales, was primarily due to preopening costs on a restaurant opened during the quarter and a restaurant under development as well as a tax assessment on one restaurant location.

EQUITY LOSS ON INVESTMENTS increased 75.0% to a loss of $84,000 from a loss of $48,000.  The equity investment represents the Company’s 50% interest in a limited liability company that operates a Schlotzsky’s Deli restaurant that opened in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES increased 38.8% to $6,713,000 from $4,835,000, and increased to 47.1% from 30.4% as a percentage of total revenue. The increase from the prior year quarter was principally due to increased provisions for uncollectible accounts and debt guarantees, increased franchisee meeting and convention expenses, and increased legal and professional expenses.

DEPRECIATION AND AMORTIZATION increased 18.1% to $1,283,000 from $1,086,000.  The increase was primarily due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company operated restaurants during the quarter.

INTEREST INCOME increased 9.5% to $104,000 from $95,000.

INTEREST EXPENSE increased 54.2% to $1,010,000 from $655,000 due primarily to the seller-financed debt related to the reacquisition of the territorial rights of the Company’s largest area developer.

PROVISION FOR INCOME TAXES reflected a combined federal and state effective tax benefit rate of 33.0% for the second quarter of 2003, which was lower than the effective combined tax rate of 37.1% for the comparable period in 2002 primarily due to certain state taxes being based in part on factors other than income.

NET INCOME decreased to a loss of $2,267,000 from income of $489,000 due to the factors discussed above.  Earnings per share, both basic and diluted, were $(0.31) for the quarter ended June 30, 2003 compared to $0.07 in the prior year quarter.

Supplemental Restaurant Operations Information – Performance of Long-term Portfolio Deli Restaurants

The following table is presented for the Schlotzsky’s Delis in the Company’s long-term portfolio for the quarter ended June 30, 2003.  As of June 30, 2003, this restaurant group included eight restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia.  This group includes ten freestanding restaurants, six of which are recently constructed, and one shopping center endcap restaurant.  In accordance with the Company’s internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report.  Facility costs vary by restaurant because some facilities are rented and some are owned.  The table provides the average percentage results for each line item for the eleven Schlotzsky’s Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Three Months Ended June 30, 2003	Percentage of Gross Sales	Best Percentage Performance	Worst Percentage Performance
	(in thousands)
Gross sales	$3,784	100.0%
Less-discounts	195	5.2%	4.6%	6.1%
Net sales	3,589	94.8%

Cost of sales	1,039	27.4%	25.4%	30.9%

Personnel and benefits:
Crew costs	874	23.1%	21.4%	25.1%
Management costs	418	11.0%	8.9%	15.7%

Operating expenses:
Advertising	234	6.2%	3.8%	6.3%
Controllable expenses	273	7.3%	5.4%	9.1%
Operating income before facility costs and depreciation and amortization	751	19.8%	25.1%*	13.2%*

Facility costs	162	4.2%	1.2%	9.4%

Operating income before depreciation and amortization	$589	15.6%	23.3%	3.8%

* Represents the actual best and worst percentage performance for a restaurant in the group.  The best and worst performance on a composite basis would be 30.4% and 6.7%, respectively.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUE.  Total revenue decreased 9.8% to $28,092,000 from $31,149,000.

ROYALTIES decreased 17.3% to $8,589,000 from $10,384,000.  The decrease was due to a decreased number of franchised restaurants during the six month period in 2003 compared to 2002 and a decrease in same store contractual sales of 11.7%, partially offset by a continuing shift in restaurant mix towards units with higher volume.

FRANCHISE FEES decreased 95.2% to $3,000 from $62,000.  The decrease was principally the result of a lower fee for current year openings of franchised restaurants as compared to the same period in the prior year.  The decrease in franchise fee per restaurant opening is due to the openings in the current quarter being international restaurants under master license agreements where our franchise fee is lower.

DEVELOPER FEES decreased 21.7% to $94,000 from $120,000.  The decrease was primarily due to the expiration of amortization on certain agreements.

RESTAURANT SALES decreased 3.3% to $15,613,000 from $16,140,000.  The decrease was primarily due to a 11.7% decrease in same store sales during the first six months of 2003, partially offset by an increase in the average number of restaurants operated by the Company during the six months ended June 30, 2003, compared to the comparable period of 2002.  As of June 30, 2003, there were 38 Company-operated restaurants, compared to 35 at June 30, 2002, of which 23 and 20, respectively, were available for sale.

SCHLOTZSKY’S® DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 13.3% to $3,360,000 from $3,874,000.  The decrease was primarily due to the decrease in systemwide sales for the period.

OTHER FEES AND REVENUE decreased 24.1% to $432,000 from $569,000.  The decrease was due to a decrease in expired franchise fees.

OPERATING EXPENSES increased 9.8% to $31,232,000 from $28,437,000.

SERVICE COSTS decreased 41.3% to $1,331,000 from $2,267,000, and as a percentage of royalties and franchise fees declined to 15.5% from 21.7%. This decrease was primarily due to the Company’s reacquisition of certain area developer territory rights during the third quarter of 2002, as well as a decrease in royalty revenue.

RESTAURANT OPERATIONS EXPENSES increased 5.7% to $15,435,000 from $14,606,000. The use of some Company-operated restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance.  On an overall basis, costs, as a percentage of net restaurant sales, are higher at restaurants available for sale, and the proportion of restaurants available for sale to total Company-operated restaurants was higher this year than last year.

RESTAURANT COST OF SALES increased 0.3% to $4,520,000 from $4,508,000 and increased as a percentage of net restaurant sales to 29.0% from 27.9% due primarily to an increase in beverage costs.

RESTAURANT PERSONNEL AND BENEFITS COST increased 5.4% to $6,810,000 from $6,462,000, and increased as a percentage of net restaurant sales to 43.6% from 40.0%.  The increase, as a percentage of net restaurant sales, was due to the effect of lower average sales on manager salaries and preopening labor costs.

RESTAURANT OPERATING EXPENSES increased 12.9% to $4,104,000 from $3,636,000 and increased as a percentage of net restaurant sales to 26.3% from 22.5%.  The increase in operating costs, as a percentage of net restaurant sales, was primarily due to preopening costs on a restaurant opened during the quarter and a restaurant under development as well as a tax assessment on one restaurant location.

EQUITY LOSS ON INVESTMENTS increased 93.6% to a loss of $151,000 from a loss of $78,000.  The equity investment represents the Company’s 50% interest in a limited liability company that operates a Schlotzsky’s Deli restaurant that opened in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES increased 26.5% to $11,783,000 from $9,315,000, and increased to 41.9% from 29.9% as a percentage of total revenue. The increase from the prior year quarter was principally due increased provisions for uncollectible accounts and debt guarantees, increased franchisee meeting and convention expense, and increased legal and professional expenses.

DEPRECIATION AND AMORTIZATION increased 16.7% to $2,532,000 from $2,170,000.  The increase was primarily due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company-operated restaurants during the first six months of 2003 as compared to the prior year period.

INTEREST INCOME decreased 33.7% to $207,000 from $312,000.  The decrease was due to the decrease in the amount of outstanding notes receivable, the nonrecognition of interest income on certain underperforming notes receivable, a decrease in average interest rate the cash receipt of $77,000 in interest on a nonaccruing note receivable in the first six months of 2002.

INTEREST EXPENSE increased 61.0% to $2,026,000 from $1,258,000 due primarily to the seller financed debt related to the reacquisition of the territorial rights the Company’s largest area developer.

PROVISION FOR INCOME TAXES reflected a combined federal and state effective tax benefit rate of 32.8% for the six months ended June 30, 2003, which was lower than the effective combined tax rate of 36.8% for the comparable period in 2002 primarily due to certain state taxes being based in part on factors other than income.

NET INCOME decreased to a loss of $3,334,000 from income of $1,116,000 due to the factors discussed above.  Earnings per share, both basic and diluted, were ($0.46) for the six months ended June 30, 2003 compared to $0.15 in the comparable period in the prior year.

Supplemental Restaurant Operations Information – Performance of Long-term Portfolio Deli Restaurants

The following table is presented for the Schlotzsky’s Delis in the Company’s long-term portfolio for the six months ended June 30, 2003.  As of June 30, 2003, this restaurant group included eight restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia.  This group includes ten freestanding restaurants, six recently constructed, and one shopping center endcap restaurant.  In accordance with the Company’s internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report.  Facility costs vary by restaurant because some facilities are rented and some are owned.  The table provides the average percentage results for each line item for the eleven Schlotzsky’s Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Six Months Ended June 30, 2003	Percentage of Gross Sales	Best Percentage Performance	Worst Percentage Performance
	(in thousands)
Gross sales	$7,473	100.0%
Less-discounts	394	5.3%	4.7%	6.3%
Net sales	7,079	94.7%

Cost of sales	2,006	26.8%	25.6%	29.3%

Personnel and benefits:
Crew costs	1,742	23.3%	21.6%	25.4%
Management costs	845	11.3%	9.3%	17.4%

Operating expenses:
Advertising	442	5.9%	3.6%	6.1%
Controllable expenses	536	7.2%	5.8%	9.1%
Operating income before facility costs and depreciation and amortization	1,508	20.2%	24.1%*	12.3%*

Facility costs	322	4.3%	1.3%	9.6%

Operating income before depreciation and amortization	$1,186	15.9%	22.6%	2.6%

* Represents the actual best and worst percentage performance for a restaurant in the group.  The best and worst performance on a composite basis would be 33.3% and 3.5%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $29.2 million as of June 30, 2003. These guarantees include approximately $6.3 million of lease guarantees for the benefit of franchisees, approximately $14.5 million of mortgage loan guarantees for the benefit of franchisees and approximately $8.4 million of loan guarantees for the benefit of related parties.

The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which the Company developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company.  The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease.  The maximum guarantee for a single lease is approximately $1.3 million.  Certain guarantees extend through 2018.  The Company may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner.  The Company has indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees.  As of June 30, 2003, the Company had accrued a liability of approximately $598,000 related to these guarantees, including a $574,000 provision made in the quarter ended June 30, 2003.  The Company also has a net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of June 30, 2003.

The mortgage loan guarantees for the benefit of franchisees also arose primarily through the Company’s former Turnkey program, in which we developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee’s mortgage loan.  The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage.  The maximum amount of a single guarantee is approximately $1.0 million.  Certain guarantees extend through 2016.  The Company may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner, or the Company may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for net proceeds less than the amount of the outstanding mortgage.  The Company has indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse the Company for any amount paid under such guarantees.  In the event that the Company purchases the loan from the lender in the event of a default, the Company would succeed to the lender’s security interest in the related property.

The loan guarantees in favor of related parties primarily arose when the Company guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to the Company.  Two of the guarantees, for the benefit of our restaurant venture and our real estate venture, are of mortgage debt totaling approximately $4.1 million.  These guarantees extend through 2009 on one note and through 2016 on the other note.  A third guarantee, of a bank note in the amount of approximately $4.3 million, is for the benefit of the advertising entity of the Schlotzsky’s Deli restaurant system, for which the Company had received a portion of the net proceeds of the loan in repayment of outstanding debt to the Company.  This guarantee expires in 2004.  In connection with the guarantee of the $4.3 million guarantee of the advertising entity bank note, which was made in June 2003, a liability in the amount of $43,000 was accrued under the terms of FASB Interpretation No. 45.

The Company has been called upon, from time to time, to make payments on obligations the Company has guaranteed.  During the first six months of 2003, the Company paid approximately $346,000 in various lease guarantees for the benefit of franchisees.  In addition, pursuant to a guarantee of a franchisee’s debt obligation, the Company purchased that obligation from a bank, in the amount of approximately $665,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents increased $101,000 in the six months ended June 30, 2003, and decreased $1,586,000 in the six months ended June 30, 2002.  Cash flows are impacted by operating, investing and financing activities.

Operating activities provided $4,256,000 of cash in the first six months of 2003 and $3,525,000 of cash in the first six months of  2002.  The increase in cash provided was the net result of a decreased use of cash for certain working capital accounts, increased provision for uncollectible accounts and debt guarantees, increased depreciation and amortization and a decrease in the amount of deferred revenue amortized, partially offset by a net loss for the period and provision (credit) for deferred taxes.

Investing activities provided $113,000 and used $994,000 of cash in the first six months of  2003 and 2002, respectively.  The decrease in cash used in 2003 compared to 2002 was the net result of an increase in proceeds from the sale of real estate held for sale and increase in collections of notes receivable, partially offset by a decrease in expenditures for intangible assets and new Company-operated restaurants.

Financing activities used $4,267,000 and $4,117,000 of cash in the first six months of 2003 and 2002, respectively.  The increase in cash used in the first six months of 2003 compared to the comparable period of 2002 is primarily the net result of increased repayments of debt, partially offset by increased borrowings and reduced sales of common stock.

At June 30, 2003, we had approximately $50,676,000 of total debt outstanding.  Scheduled maturities of debt through June 30, 2004 approximate $10,006,000 (including short-term debt).  In addition, one of our mortgages requires the application to the mortgage of the net cash proceeds from the sale of certain real estate held for sale.

Certain of our mortgage debt require the maintenance of certain financial ratios, including debt-to-equity and working capital.  At June 30, 2003, the Company was in compliance with or had obtained waiver of such covenants.  However, any failure to remain in compliance with the restrictive covenants of the Company’s mortgages in the future could have material adverse consequences to the Company.

The following tables present certain of our obligations to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2003 (dollars in thousands):

	Payments Due by Period As of June 30, 2003
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Short-term Debt	$1,375	$1,375	$—	$—	$—
Long-term Debt	49,301	8,631	28,913	4,247	7,510
Operating Leases	20,112	2,490	6,454	3,013	8,817

	Total	Amount of Commitment Expiration Per Period As of June 30, 2003
Other Commercial Commitments	Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Guarantees	$29,233	$9,555	$3,188	$2,530	$13,960

We have experienced net reductions in the number of restaurants systemwide quarterly since 2000 and have experienced negative same store contractual sales quarterly since mid-2001.  While we have been developing and implementing strategies to reverse these trends, we expect that the number of restaurants will continue to decline in the near term until our renewed efforts to expand our franchising program reverses this trend.  Continuation of these trends would have a negative impact on our royalty revenue and brand contribution, which in turn would impact our cash flow and liquidity.

On July 31, 2003 we effected a reduction in force eliminating 39 positions on the corporate staff, reducing the personnel employed at our corporate headquarters or as field personnel to approximately 110.  These reductions, along with certain salary adjustments, will begin to impact operating results in the third quarter of 2003, but will be largely offset by separation expenses in that quarter.  The full effect of these position reductions will be reflected in the fourth quarter of 2003.  We have developed and are implementing plans to significantly reduce non-compensation general and administrative expenses and certain employee benefits, and our goal is to, between the two actions, achieve a reduction in total general and administrative expenses of at least $4 million on an annualized basis.

We plan to develop additional Company-operated restaurants. One restaurant opened in the Austin area in June 2003.  We also have acquired building sites for four additional restaurants in the Austin area and entered into a lease for a site in the Houston area. Sites for additional restaurants in Texas and other markets are under consideration.  We do not plan to pursue development of these properties until financing arrangements are in place to fund this growth in our Company-operated restaurants.

We are continuing to pursue refinancing of certain seller financed debt which matures in 2005 and higher rate mortgage debt and generate additional working capital.  We are pursuing financing alternatives, including asset-backed financing secured by our intellectual property and related royalty rights and agreements, as well as real estate mortgages.  There can be no assurances that such financing can be arranged in acceptable amounts and on acceptable terms.  Failure to obtain such refinancing or other interim partial financing or restaurant mortgages by the end of 2003 could require us to further modify our operating costs or reduce capital expenditure plans or defer payments.

Our Board of Directors has authorized the repurchase of up to 1,000,000 shares of our outstanding Common Stock.  In 1998, 10,000 shares were repurchased for $105,000.  In 2001 and 2002, we repurchased an additional 179,525 shares at a total cost of approximately $738,000.

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, or the Private Securities Litigation Reform Act of 1995.  Any statements that are not statements of historical fact may be deemed forward-looking statements.  Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based on our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risk factors and uncertainties, many of which are beyond our control.  Actual results and the timing of future events and circumstances may differ materially from those described or implied by the forward-looking statements as a result of these risk factors and uncertainties.  Forward-looking statements may include, without limitation, statements concerning earnings or other financial item projections, the plans and objectives of management, future economic performance, new restaurant development, future Schlotzsky’s Deli brand products, and assumptions underlying or relating to any other forward-looking statement.  Factors that could cause actual results to differ materially from those described in the forward-looking statements may include, without limitation, an inability of the Company or our franchisees to obtain adequate financing, increased competition within the restaurant industry, the continued viability of restaurants during a weak economy, the results of arbitration and litigation, an inability to sell restaurants, a failure to successfully recruit multi-unit and single-unit franchisees, and stock volatility and illiquidity.

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

At June 30, 2003, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $74,000 in annual pre-tax earnings.  The estimated decrease is based upon the increased interest expense of the Company’s variable rate debt and assumes no change in the volume or composition of debt at June 30, 2003.

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

PART II

OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

New Florida Markets, Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchise Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s NAMF, Inc., and Schlotzsky’s NAMF Funding, LLC, (Case No. 701140045603) was filed on or about June 23, 2003 with the American Arbitration Association.  Claimant is the area developer for the Tampa, Orlando, and West Palm Beach development areas.  On July 14, 2003, Deli Keys, Ltd., an area developer for the Miami development area, joined the arbitration as an additional Claimant. They allege that Respondents frustrated their ability to develop, in part, because of the Company’s Turnkey program.  Claimant also alleges Respondents breached the Area Developer Agreements by failing to provide adequate licensing support, negotiating with license prospects, failing to establish and administer a local advertising group, pledging royalties, changing the area developer manual, refunding franchise fees, and forcing Claimants to purchase errors and omissions insurance.  Other claims include breach of the implied covenant of good faith and fair dealing, constructive termination, and violation of the Texas Deceptive Trade Practices Act. Claimants seek actual, compensatory, and punitive damages of an unspecified amount, attorneys’ fees, and costs.  The case is not yet set for hearing.

Comerica Bank vs. James E. Wright, John D. Wright, Lorraine Wright, and Kimberly Wright v. Schlotzsky’s, Inc. and Schlotzsky’s Real Estate, Inc., In the Circuit Court for the County of Genessee, State of Michigan (Case No. 02-74931), was filed on or about June 30, 2003 as a Third Party Complaint in a foreclosure action.  Third Party Plaintiffs are principals and guarantors of J. Wright Franchise Development, LLC, a former franchisee that had operated a restaurant in Grand Blanc, Michigan and filed Chapter 11 bankruptcy. In January 2003, Schlotzsky’s Real Estate, Inc. had filed suit against John and James Wright, for collection of $283,872.68 due under a promissory note.  In the instant case, Third Party Plaintiffs allege that they were induced into participating in the Turnkey program and that an employee of the Company represented that the restaurant would attain a certain level of sales.  Third Party Plaintiffs’ claims include fraud in the inducement, fraudulent and negligent misrepresentation, and breach of the Michigan Franchise Investment Act.  They seek damages of an unspecified amount in excess of $25,000, attorneys’ fees, and costs.  The case is not yet set for trial.

Russell R. Kesterson and Steven P. Schmidt v. Schlotzsky’s, Inc., Ron Lynch and Jane Doe Lynch, John Does I—X, Jane Does I—X, ABC Corporations I—X, XYZ Companies I—X, (Case No. CV2002-021158) was filed on October 31, 2002, in the Superior Court of Maricopa County, Arizona. Plaintiffs were franchisees of the Company and owned and operated a Schlotzsky’s Deli restaurant in Phoenix, Arizona. The Complaint includes claims of breach of contract, interference with business expectancy, interference with business relationship, unfair competition and negligence. Plaintiffs allege that a “superstore” owned by Lynch and/or our affiliates encroached on their business and allege that we failed to collect royalties from the “superstore,” creating unfair competition. Plaintiffs further state that they attempted to relocate their restaurant but that we failed to approve a proposed alternative location and that we induced one of their employees to work for a competing restaurant. Plaintiffs are seeking an unspecified amount of damages, including treble damages, attorney’s fees, and costs. On December 3, 2002, we filed a petition styled Schlotzsky’s, Inc., v. Russell R. Kesterson and Steven P. Schmidt, in the United States District Court for the Western District of Texas, Austin Division (Civil Action No. AO2CA 768SS) to compel Plaintiffs to arbitrate their claims in Austin, Texas. The federal court entered an order on December 20, 2002, granting our petition to compel arbitration in the manner provided in the franchise agreement and enjoined Kesterson and Schmidt from pursuing any of their claims in the lawsuit pending in Arizona. To date, we are unaware of any subsequent demand for arbitration filed by either Kesterson or Schmidt.

Kimberly L.E. Garland v. Schlotzsky’s, Inc., Schenck & Associates, John C. Wooley, Darrell W. Kolinek, Kelly R. Arnold, Joyce Cates, Brian Wieters, David B. Gerstner, and Jeffrey P. Noeldner (Case No. 01-CV-2377) was filed on or about December 26, 2001 in the United States District Court for the District of Minnesota. Plaintiff, a principal of a former franchisee in Apple Valley, Minnesota, brought suit against the Company and five of its current and former employees (John Wooley, Darrell Kolinek, Kelly Arnold, Joyce Cates, and Brian Wieters, collectively the “Schlotzsky’s Parties”), her Area Developer (Jeffrey Noeldner), her accountant (David Gerstner), and his accounting firm (Schenck & Associates). Plaintiff claimed she was fraudulently induced into developing a Schlotzsky’s Deli restaurant through the Company’s Turnkey program, and that Defendants should have advised her that franchisees’ financial projections were unrealistic.  Her claims included fraudulent and negligent misrepresentation and omission and violations of the Minnesota Franchise Act, Minnesota Uniform Deceptive Trade Practices Act, and the Texas Deceptive Trade Practices and Consumer Protection Act. Defendants filed motions to dismiss or stay the case pending arbitration as required in the Franchise Agreement. Prior to a hearing on the motions, the parties were ordered to appear for a settlement conference on May 19, 2003.  Without conceding the facts that formed the basis of any claims, the parties entered into a settlement agreement.  Plaintiff agreed to terminate the franchise agreement, exit the system, and pay $5,500 in mediator’s fees.  In exchange, Schenck & Associates and Gerstner agreed to pay $90,000, the Schlotzsky’s Parties and Noeldner paid $11,525, and their insurer contributed $218,975 in settlement to Plaintiff.  The parties agreed to dismiss all of their respective claims, with prejudice.

Robert Coshott v. Schlotzsky’s, Inc. (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky’s Deli restaurant in Melbourne, Australia. Plaintiff brings causes of action for fraud and/or negligent misrepresentation. Plaintiff alleges that he experienced problems with certain equipment specified or approved by the Company, that the Company’s system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky’s Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case is not yet set for trial. On July 23, 2003, Coshott also filed a Demand for Arbitration with the International Chamber of Commerce styled Robert Gilbert Coshott v. Schlotzsky’s, Inc. (Case. No. TBD).  The claims in the Demand are similar to those brought in the above-entitled action and include additional allegations that we required the purchase of goods and services from certain suppliers in violation of the Trade Practices Act of 1974 that that we failed to disclose the existence of a predecessor Master License Agreement, in violation of the Fair Trading Act of 1987 (New South) Wales, breach of contract, and equitable estoppel.  Claimant seeks unspecified actual, compensatory and punitive damages, lost profits, attorneys’ fees, prejudgment interest, and costs.  At present, no arbitration hearing date has been set.

Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s N.A.M.F., Inc., Schlotzsky’s National Advertising Association, Inc., and Schlotzsky’s, Brands, Inc., Schlotzsky’s Brand Products, L.P., Schlotzsky’s Real Estate, Inc., and Schlotzsky’s Restaurants, Inc. (Cause No. 2001-CI-13672) was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky’s, Inc., John Wooley, Schlotzsky’s Franchising Limited Partnership, and Schlotzsky’s NAMF, Inc. (collectively, “Defendants”). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs bring causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortious interference with contract, tortious interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Act, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek an unspecified amount of money damages plus exemplary damages, attorneys’ fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley, who was previously dismissed from the case, answered and asserted counterclaims alleging breach of contract and that Plaintiffs’ claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seeking money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys’ fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court. The case was remanded to state court on April 17, 2003.  The case is not yet set for trial.

U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. (Cause No. 03-01758) was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District.  Plaintiff is a real estate investment company that owns certain Schlotzsky’s Deli restaurants and leases them to franchisees. It alleges that in 1997 and 1998 we entered into several agreements where we agreed to guarantee certain lease agreements. Plaintiff states that in 1998 the parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky’s from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky’s agreement to purchase seven other properties. The Company purchased one of the properties located in Texas. Plaintiffs are seeking an order requiring us to purchase the other six properties, two of which are in Texas, and one each in Arizona, Colorado, Indiana, and Tennessee, for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff’s claims include breach of contract and a request for attorneys’ fees. A trial date has been set for February 16, 2004.

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

ITEM 2.                                                     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on June 23, 2003.  At the meeting, the following items were voted on:

Election of a director, whose term expired at the meeting, to a term expiring in 2006.

	FOR	WITHHELD
Floor Mouthaan	5,320,234	1,550,814

Election of directors to terms expiring in 2006:

	FOR	WITHHELD
Pike Powers	5,269,202	1,601,846
Sarah Weddington	5,280,499	1,590,549

Election of a director for a term expiring in 2005:

	FOR	WITHHELD
John Sharp	5,288,690	1,582,358

Shareholder proposal to pursue a sale of the Company:

FOR	AGAINST	ABSTAIN
1,601,230	3,283,730	64,247

ITEM 5.                                                     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:
	3.1	Articles of Incorporation of the Company, as amended. (1)

	3.2	Statement of Resolutions Regarding the Designation, Preferences and Rights of Class C Series A Junior Participating Preferred Stock of the Company. (2)

	3.3	Bylaws of the Company, as amended. (4)

	4.1	Specimen stock certificate evidencing the Common Stock of the Company. (1)

	4.2	Rights Agreement dated December 18, 1998 between the Company and Harris Trust and Savings Bank. (2)

	4.3	Warrant Certificate dated February 15, 2001 from the Company to Triad Media Ventures LLC. (3)

	10.46	Guaranty Agreement, dated June 12, 2003 between the Company, as Guarantor, Commerce National Bank, as Lender, and Schlotzsky’s NAMF Funding, LLC, as Borrower. (4)

	10.47	Equipment Finance Agreement dated July 24, 2003 between the Company and American Express Business Finance Corporation. (4)

	10.48	Modification, Extension and Renewal dated August 8, 2003 of that certain Promissory Note dated April 8, 2003, between the Company as borrower and John C. Wooley and Jeffrey J. Wooley as lenders. (4)

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer. (4)

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Richard H. Valade, Chief Financial Officer. (4)

	32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer. (4)

	32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Richard H. Valade, Chief Financial Officer. (4)

	(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on October 12, 1995, as amended.

	(2)	Incorporated by referenced from the Company’s Registration of certain Securities on Form 8-A filed on December 18, 1998.

	(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 2, 2001.

	(4)	Filed with this Quarterly Report on Form 10-Q.

b)	Current Reports on Form 8-K:

The Registrant filed a Current Report on Form 8-K dated April 3, 2003, containing a press release dated March 28, 2003, announcing the Company’s release of financial results for the quarter and fiscal year ended December 31, 2002.

The Registrant filed a Current Report on Form 8-K dated May 15, 2003, containing a press release dated May 15, 2003, announcing the Company’s release of financial results for the quarter ended March 31, 2003.

The Registrant filed a Current Report on Form 8-K dated June 24, 2003, containing a press release dated June 23, 2003, announcing the results of shareholder voting at the Company’s Annual Meeting of Shareholders held on June 23, 2003.

The Registrant filed a Current Report on Form 8-K dated August 4, 2003, containing a press release dated July 31, 2003, announcing a realignment and reduction in force effected on July 31, 2003.

The Registrant filed a Current Report on Form 8-K dated August 14, 2003, containing a press release dated August 14, 2003, announcing the Company’s release of financial results for the quarter ended June 30, 2003

SIGNATURES

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

Austin, Texas August 14, 2003