Form 10-Q
period 2003-09-30
SCHLOTZSKYS INC
filed 2003-11-14
CIK 1002178

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 7, 2003
Common Stock, no par value	7,331,999

SCHLOTZSKY’S, INC.

Index to Form 10-Q

Quarter Ended September 30, 2003

PART I

FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$492,325	$678,895
Accounts receivable, net:
Royalties	848,440	650,376
Brands	1,112,883	1,269,759
Other	1,243,844	1,332,990
Refundable income taxes	4,470	1,837,628
Prepaids, inventories and other assets	1,043,293	1,356,516
Real estate held for sale	4,188,367	5,167,563
Deferred tax asset	3,328,079	2,275,941
Current portion of notes receivable	183,978	582,926
Total current assets	12,445,679	15,152,594

Property, equipment and leasehold improvements, net	42,932,678	39,709,461
Notes receivable, net, less current portion	7,900,817	11,349,705
Investments	567,549	1,852,765
Intangible assets, net	62,963,482	65,308,249
Goodwill, net	3,503,830	2,985,679
Deferred tax asset	865,220	—
Other noncurrent assets	996,280	1,168,029
Total assets	$132,175,535	$137,526,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,008,750	$—
Current maturities of long-term debt	8,761,968	7,441,120
Accounts payable	5,913,118	2,841,607
Accrued liabilities	5,872,432	3,812,727
Deferred revenue, current portion	120,325	234,552
Total current liabilities	21,676,593	14,330,006

Long-term debt, less current portion	40,649,321	46,063,599
Deferred revenue, less current portion	1,565,747	1,597,443
Deferred tax liability	—	1,216,109
Total liabilities	63,891,661	63,207,157

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, Class C, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized, 7,521,524 shares and 7,496,778 shares issued at September 30, 2003 and December 31, 2002, respectively	64,073	63,826
Additional paid-in capital	58,196,646	58,122,469
Retained earnings	10,866,311	16,976,186
Treasury stock (189,525 shares at September 30, 2003 and December 31, 2002), at cost	(843,156)	(843,156)
Total stockholders’ equity	68,283,874	74,319,325
Total liabilities and stockholders’ equity	$132,175,535	$137,526,482

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Revenue:
Royalties	$3,976,557	$4,984,274	$12,565,675	$15,368,072
Franchise fees	16,665	—	19,998	62,000
Developer fees	37,036	59,369	131,423	179,435
Restaurant sales	7,937,396	7,934,927	23,550,234	24,075,180
Brand contribution	1,600,807	1,820,224	4,960,869	5,694,381
Other fees and revenue	281,034	294,307	713,073	862,986
Total revenue	13,849,495	15,093,101	41,941,272	46,242,054

Expenses:
Service costs:
Royalties	606,787	1,008,337	1,937,696	3,249,705
Franchise fees	—	—	—	25,955
	606,787	1,008,337	1,937,696	3,275,660
Restaurant operations:
Cost of sales	2,419,038	2,247,065	6,939,159	6,755,185
Personnel and benefits	3,458,048	3,305,235	10,268,276	9,767,124
Operating expenses	1,996,577	1,988,932	6,100,919	5,624,926
	7,873,663	7,541,232	23,308,354	22,147,235

Equity loss on investments	320,786	58,624	471,629	136,918
General and administrative	7,115,000	4,833,741	18,898,305	14,149,018
Depreciation and amortization	1,271,385	1,273,342	3,803,386	3,443,073
Total expenses	17,187,621	14,715,276	48,419,370	43,151,904

Income (loss) from operations	(3,338,126)	377,825	(6,478,098)	3,090,150

Other:
Interest income	53,444	119,195	260,700	431,257
Interest expense	(954,604)	(797,001)	(2,980,477)	(2,054,961)

Income (loss) before income taxes	(4,239,286)	(299,981)	(9,197,875)	1,466,446

Provision (credit) for income taxes	(1,463,000)	(60,000)	(3,088,000)	590,000

Net income (loss)	$(2,776,286)	$(239,981)	$(6,109,875)	$876,446

Earnings (loss) per share-basic	$(0.38)	$(0.03)	$(0.83)	$0.12

Earnings (loss) per share-diluted	$(0.38)	$(0.03)	$(0.83)	$0.12

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	Number of Shares	Stated Capital Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity

Balance, January 1, 2002	7,463,990	$63,498	$57,986,546	$17,175,234	$(823,242)	$74,402,036
Issuance of common stock in connection with employee stock purchase plan	16,467	165	66,726	—	—	66,891
Treasury stock purchases (3,225 shares)	—	—	—	—	(19,914)	(19,914)
Options exercised	16,321	163	61,889	—	—	62,052
Tax benefit from employee stock transactions	—	—	7,308	—	—	7,308
Net loss	—	—	—	(199,048)	—	(199,048)
Balance, December 31, 2002	7,496,778	63,826	58,122,469	16,976,186	(843,156)	74,319,325
Issuance of common stock in connection with employee stock purchase plan	24,746	247	61,985	—	—	62,232
Issuance of employee stock options	—	—	12,192	—	—	12,192
Net loss	—	—	—	(6,109,875)	—	(6,109,875)
Balance, September 30, 2003	7,521,524	$64,073	$58,196,646	$10,866,311	$(843,156)	$68,283,874

PREFERRED STOCK

Authorized 1,000,000 Class C shares, no par value; no shares outstanding at September 30, 2003, December 31, 2002, or January 1, 2002.

COMMON STOCK

Authorized 30,000,000 shares, no par value; 7,521,524 shares issued at September 30, 2003, 7,496,778 shares issued at December 31, 2002, and 7,463,990 shares issued at January 1, 2002.  Shares issued include 189,525, 189,525 and 186,300 shares in treasury at September 30, 2003, December 31, 2002, and January 1, 2002, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2003	September 30, 2002
Cash flows from operating activities:
Net income (loss)	$(6,109,875)	$876,446
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	3,803,386	3,443,073
Provisions for uncollectible accounts and impairment of assets	1,970,744	806,841
Credit for deferred taxes	(2,454,071)	(141,703)
Recognition of previously deferred financing costs	1,868,949	—
Provision for stock option compensation	12,192	—
Amortization of deferred revenue	(125,601)	(220,086)
Equity loss on investments	471,629	136,918
Changes in:
Accounts receivable	1,986,330	(114,497)
Prepaid expenses and other assets	484,753	(404,504)
Accounts payable and accrued liabilities	3,953,152	(538,346)
Net cash provided by operating activities	5,861,588	3,844,142

Cash flows from investing activities:
Purchase of property, equipment and real estate held for sale	(3,271,709)	(1,659,571)
Sale of property, equipment and real estate held for sale	1,713,750	1,182,913
Acquisition of investments and intangible assets	(250,351)	(2,253,614)
Issuance of notes receivable	(523,670)	(24,391)
Repayments of notes receivable	2,733,673	66,704
Net cash provided by (used in) investing activities	401,693	(2,687,959)

Cash flows from financing activities:
Sale of stock	62,232	133,796
Acquisition of treasury stock	—	(19,914)
Proceeds from issuance of debt	446,292	9,471,950
Repayment of debt	(6,958,375)	(13,019,349)
Net cash used in financing activities	(6,449,851)	(3,433,517)

Net decrease in cash and cash equivalents	(186,570)	(2,277,334)
Cash and cash equivalents at beginning of period	678,895	2,567,904

Cash and cash equivalents at end of period	$492,325	$290,570

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  This information should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Schlotzsky’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2002.

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

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended September 30, 2002, to correspond with the presentation used at September 30, 2003, and for the periods then ended.

Fiscal Year

The Company utilizes a “4-4-5 week” quarterly reporting schedule for royalties, restaurant operations and royalty service costs. As a result of this reporting schedule, the fiscal year will include 53 weeks of activity for these line items once every 5-6 years, further, 2003 will be such a year.  The financial statements for the third quarter 2003 reflect 13 weeks of activity for the three months ended September 30, 2003 and September 30, 2002, and 39 weeks activity for the nine months ended September 30, 2003 and September 30, 2002, but the year-end financials will reflect 53 weeks for the year ended December 31, 2003 and 14 weeks for the three months ended December 31, 2003.  The last financial period to reflect 53 weeks of activity was the year ended December 31, 1998.

Note 2. – Stock-Based Compensation

Effective January 1, 2003, the Company adopted the cost recognition provisions for stock-based compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123 under the prospective method of adoption authorized by SFAS No. 148. The amount charged to expense during the three and nine month periods ended September 30, 2003 was approximately $6,000 and  $18,000, respectively. Had the Company adopted the cost recognition provisions of SFAS No. 123 in 1995, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown (in thousands, except per share amounts):

	For the three months ended		For the nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net income (loss), as reported	$(2,776)	$(240)	$(6,110)	$876
Add: Stock-based employee compensation expense included in net income, net of related tax effects	4	—	12	—
Add (deduct): Total stock-based employee compensation forfitures (expense) determined under fair value based method for all awards, net of related tax effects	(45)	59	(159)	(105)
Pro forma net income (loss)	$(2,817)	$(181)	$(6,257)	$771

Earnings per share:
Basic-as reported	$(0.38)	$(0.03)	$(0.83)	$0.12
Basic-pro forma	$(0.38)	$(0.02)	$(0.85)	$0.11
Diluted-as reported	$(0.38)	$(0.03)	$(0.83)	$0.12
Diluted-pro forma	$(0.38)	$(0.02)	$(0.85)	$0.10

Note 3. – Restaurant Operations

A summary of certain operating information for Company-operated restaurants is presented below for the three and nine month periods ended September 30, 2003 and 2002 (dollars in thousands).

	Long-term Portfolio Restaurants		Available For Sale Restaurants
	Schlotzsky’s Delis	Marketplaces	Schlotzsky’s Delis	Total
Three months ended September 30, 2003
Restaurant sales	$3,345	$1,541	$3,051	$7,937

Restaurant operations:
Cost of sales	1,015	529	875	2,419
Personnel and benefits	1,235	781	1,442	3,458
Operating expenses	569	441	987	1,997
	2,819	1,751	3,304	7,874

Operating income (loss) before depreciation and amortization	$526	$(210)	$(253)	$63

Three months ended September 30, 2002
Restaurant sales	$3,784	$1,230	$2,921	$7,935

Restaurant operations:
Cost of sales	1,043	377	827	2,247
Personnel and benefits	1,354	625	1,326	3,305
Operating expenses	688	318	983	1,989
	3,085	1,320	3,136	7,541

Operating income (loss) before depreciation and amortization	$699	$(90)	$(215)	$394

	Long-term Portfolio Restaurants		Available For Sale Restaurants
	Schlotzsky’s Delis	Marketplaces	Schlotzsky’s Delis	Total
Nine months ended September 30, 2003
Restaurant sales	$10,423	$3,997	$9,130	$23,550

Restaurant operations:
Cost of sales	3,021	1,322	2,596	6,939
Personnel and benefits	3,822	2,093	4,353	10,268
Operating expenses	1,869	1,137	3,095	6,101
	8,712	4,552	10,044	23,308

Operating income (loss) before depreciation and amortization	$1,711	$(555)	$(914)	$242

Nine months ended September 30, 2002
Restaurant sales	$11,790	$3,823	$8,462	$24,075

Restaurant operations:
Cost of sales	3,217	1,167	2,371	6,755
Personnel and benefits	4,108	1,869	3,790	9,767
Operating expenses	2,052	933	2,640	5,625
	9,377	3,969	8,801	22,147

Operating income (loss) before depreciation and amortization	$2,413	$(146)	$(339)	$1,928

As of September 30, 2003 and 2002, the net book value of property and equipment and intangible assets related to each of the above categories was as follows (dollars in thousands):

	September 30, 2003	September 30, 2002
Long-term Portfolio Restaurants:
Schlotzsky’s Delis	$14,626	$16,852
Marketplaces	10,050	7,660
Available for Sale Restaurants	15,879	12,077
	$40,555	$36,589

Note 4. – Segments

The Company and its subsidiaries are principally engaged in franchising and operating restaurants in the fast casual sector under the Schlotzsky’s Deli brand.  Schlotzsky’s Deli restaurants offer a menu of distinctive, high quality foods featuring our proprietary breads, complemented by excellent customer service in a visually appealing setting.  Our current menu includes upscale made-to-order hot sandwiches and pizza served on our proprietary buns and crusts, wraps, chips, salads, soups, fresh baked cookies and other desserts, and beverages.  At September 30, 2003, the Schlotzsky’s Deli system included 583 Company-operated and franchised restaurants in 37 states, the District of Columbia and six foreign countries.  The Company operated 39 restaurants as of September 30, 2003.

The Company identifies segments based on management responsibility within the corporate structure.  The Restaurant Operations segment includes restaurants operated for the purposes of market leadership and redevelopment of certain markets, demonstrating profit sales potential and key operating metrics, operational leadership of the franchise system, product development, concept refinement, product and process testing, and training and building brand awareness.  The Restaurant Operations segment also includes restaurants developed for or acquired from franchisees which are available for sale to franchisees.  The Franchise Operations segment encompasses the franchising of restaurants, assisting franchisees in the development of restaurants, providing franchisee training and operating the national training center, communicating with franchisees, conducting regional and national franchisee meetings, developing and monitoring supplier and distributor relationships, planning and coordinating advertising and marketing programs, and the licensing of brand products for sale to the franchise system and retailers.  The Company measures segment profit as operating income, which is defined as income before interest and income taxes.  Segment information and a reconciliation to income before interest and income taxes are as follows (dollars in thousands):

Three months ended September 30, 2003	Restaurant Operations	Franchise Operations	Consolidated

Revenue from external customers	$7,937	$5,912	$13,849
Depreciation and amortization	597	674	1,271
Operating income (loss)	(534)	(2,242)	(2,776)

Total assets	$45,829	$86,347	$132,176

Three months ended September 30, 2002	Restaurant Operations	Franchise Operations	Consolidated

Revenue from external customers	$7,935	$7,158	$15,093
Depreciation and amortization	602	671	1,273
Operating income (loss)	(208)	586	378

Total assets	$37,635	$98,661	$136,296

Of the Restaurant Operations depreciation and amortization for the three months ended September 30, 2003, $402,000 was allocated to the long-term portfolio of restaurants ($186,000 for Marketplaces and $216,000 for Schlotzsky’s Delis) and $195,000 to restaurants available for sale.  For the three months ended September 30, 2002, $382,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($154,000 for Marketplaces and $228,000 for Schlotzsky’s Delis) and $220,000 to restaurants available for sale.

Nine months ended September 30, 2003	Restaurant Operations	Franchise Operations	Consolidated

Revenue from external customers	$23,550	$18,391	$41,941
Depreciation and amortization	1,678	2,125	3,803
Operating income (loss)	(1,436)	(4,674)	(6,110)

Total assets	$45,829	$86,347	$132,176

Nine months ended September 30, 2002	Restaurant Operations	Franchise Operations	Consolidated

Revenue from external customers	$24,075	$22,167	$46,242
Depreciation and amortization	1,638	1,805	3,443
Operating income	290	2,800	3,090

Total assets	$37,635	$98,661	$136,296

Of the Restaurant Operations depreciation and amortization for the nine months ended September 30, 2003, $1,112,000 was allocated to the long-term portfolio of restaurants ($476,000 for Marketplaces and $636,000 for Schlotzsky’s Delis) and $566,000 to restaurants available for sale.  For the nine months ended September 30, 2002, $1,101,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($451,000 for Marketplaces and $650,000 for Schlotzsky’s Delis) and $537,000 to restaurants available for sale.

All general and administrative expenses are included in Franchise Operations for the periods presented.

Note 5. – Debt

The Company’s debt structure as of September 30, 2003, and December 31, 2002, is as follows (dollars in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)

Short-term debt:	$1,009	$—

Long-term debt:
Notes payable to former area developers	$22,601	$26,306
Mortgages on Company-operated restaurants and equipment	23,590	23,839
Capital leases	2,755	3,029
Other obligations	465	331
	49,411	53,505
Less current maturities of long-term debt	(8,762)	(7,441)
Long-term debt	$40,649	$46,064

Short-term debt as of September 30, 2003 was comprised of a $150,000 note to a bank with interest at 5.2%, due December 23, 2003 collateralized by a certificate of deposit pledged by an officer and director of the Company; $360,000 outstanding under a $1,000,000 facility with two officers and directors of the Company with interest at 6.0%, due January 16, 2004 and secured generally by our intellectual property, contract rights and certain intangibles; and an obligation to a bank in the amount of approximately $298,750, with interest at the prime rate plus 1%, which is mature and past due, and is expected to be paid in full by the end of the year.

Certain of our mortgage debt require the maintenance of certain financial ratios, including debt-to-equity and working capital.  We are currently in compliance with these covenants or have obtained waivers from the lenders

Note 6. – Related Party Receivables

As of September 30, 2003, and December 31, 2002, receivables from related parties were as follows (dollars in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)

Included in accounts receivable - other	$960	$902
Included in other noncurrent assets	549	842
Included in notes receivable	2,756	5,450

Total related party receivables	$4,265	$7,194

Note 7. – Earnings Per Share

Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding.  Diluted earnings per share give effect to dilutive potential common shares.  Earnings per share are calculated as follows (in thousands, except per share data):

Three Months Ended

Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Basic earnings (loss) per share
Net income (loss)	$(2,776)	$(240)	$(6,110)	$876

Weighted average common shares outstanding	7,332	7,306	7,324	7,293

Basic earnings (loss) per share	$(0.38)	$(0.03)	$(0.83)	$0.12

Diluted earnings (loss) per share
Net income (loss)	$(2,776)	$(240)	$(6,110)	$876

Weighted average common shares outstanding	7,332	7, 306	7,324	7,293

Dilutive stock options and warrants	—	—	—	117

Weighted average common shares outstanding – assuming dilution	7,332	7,306	7,324	7,410

Diluted earnings (loss) per share	$(0.38)	$(0.03)	$(0.83)	$0.12

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	1,105	1,148	1,130	825

Note 8. – Adoption of New Accounting Pronouncements Intangible Assets

The Company adopted Statements of Financial Accounting Standards (SFAS) Nos. 141, 142 and 144, concerning accounting for business combinations, amortization of certain acquired intangible assets, and the impairment or disposal of long-lived assets, respectively, as of January 1, 2002.

Intangible assets consist of the following (dollars in thousands):

		September 30, 2003		December 31, 2002
		(Unaudited)
	Amortization Period (Years)	Gross Value	Accumulated Amortization	Gross Value	Accumulated Amortization

Intangible assets subject to amortization:
Royalty value	20	$2,474	$867	$2,474	$779
Developer and franchise rights acquired	20 to 40	59,374	3,521	59,384	2,492
Restaurant development rights	13 to 25	1,652	483	1,619	407
Debt issue costs	3 to 20	511	184	1,561	77
Other intangible assets	5	602	422	561	364
		64,613	5,477	65,599	4,119

Intangible assets not subject to amortization:
Original franchise and royalty rights		5,689	1,860	5,689	1,860
Goodwill		3,898	395	3,316	331
		9,587	2,255	9,005	2,191

Total intangible assets		$74,200	$7,732	$74,604	$6,310

Amortization of intangible assets totaled approximately $557,000 and $337,000 for the three months ended September 30, 2003, and 2002, respectively.  For the nine months ended September 30, 2003, and 2002, amortization expense totaled $1,422,000 and $808,000 respectively.  Estimated amortization expense through 2007 for intangible assets with determinable lives is as follows (dollars in thousands):

Remainder of 2003	$677
2004	1,770
2005	1,752
2006	1,743
2007	1,736
$7,678

The changes in the gross value of goodwill for the nine months ended September 30, 2003, are as follows (dollars in thousands):

	Restaurant Operations	Franchise Operations	Total
Balance as of December 31, 2002	$3,055	$261	$3,316
Goodwill acquired	582	—	582
Impairment	—	—	—
Balance as of September 30, 2003	$3,637	$261	$3,898

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

The Company acquired in the second quarter 2000 a 50% interest in a limited liability company engaged in the operation of a Schlotzsky’s Deli restaurant.  On September 27, 2003 the limited liability company regulations were amended transferring full control of the entity to the Company, resulting in the consolidation of the limited liability company into the Company’s financials effective the date of the modification.  Goodwill in the amount of $311,000 was added to the balance sheet related to the consolidation of this entity.

Note 9. – Off-balance Sheet Arrangements

The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $27.5 million as of September 30, 2003. These guarantees include approximately $5.7 million of lease guarantees for the benefit of franchisees, approximately $13.5 million of mortgage loan guarantees for the benefit of franchisees and approximately $8.3 million of loan guarantees for the benefit of related parties.

The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which the Company developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company.  The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease.  The maximum guarantee for a single lease is approximately $1.3 million.  Certain guarantees extend through 2018.  The Company may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner.  The Company has indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees.  As of September 30, 2003, the Company had accrued a liability of approximately $605,000 related to these guarantees, including a $574,000 provision made in the quarter ended June 30, 2003.  The Company also has a net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of September 30, 2003.

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

The loan guarantees in favor of related parties primarily arose when the Company guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to the Company.  Two of the guarantees, for the benefit of our restaurant venture and our real estate venture, are of mortgage debt totaling approximately $4.1 million.  These guarantees extend through 2009 on one note and through 2016 on the other note.  A third guarantee, of a bank note in the amount of approximately $4.2 million as of September 30, 2003, is for the benefit of Schlotzsky’s NAMF Funding, LLC, the advertising entity of the Schlotzsky’s Deli restaurant system, for which the Company had received a portion of the net proceeds of the loan in repayment of outstanding debt to the Company.  This guarantee expires in 2004.  In connection with the original guarantee of the $4.3 million advertising entity bank note, which was made in June 2003, a liability in the amount of $43,000 was accrued under the terms of FASB Interpretation No. 45.

The Company has been called upon, from time to time, to make payments on obligations the Company has guaranteed.  During the first nine months of 2003, the Company paid approximately $534,000 in various lease guarantees for the benefit of franchisees.

In addition, pursuant to a guarantee of a franchisee’s debt obligation, the Company purchased that obligation from a bank, in the amount of approximately $665,000.  Of that amount, approximately $298,750 is mature and past due, and is expected to be paid in full by the end of the year.

Note 10. – Adopted accounting pronouncements

The Company has adopted Financial Accounting Standards Board (“FASB”) interpretation No.45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.”  FIN 45 elaborates on the disclosures required of a guarantor in its financial statements, and clarifies that a guarantor is required to recognize, upon making a guarantee, a liability for the fair value of the guarantee.  FIN 45 is applicable to guarantees made or modified after December 31, 2002.  As discussed below, the Company has guaranteed the indebtedness of others in the past, and may do so in the future, but the adoption of FIN 45 has not had a material impact on our financial statements for the quarter or year to date ended September 30, 2003.

Note 11. – Accounting pronouncements not yet adopted

The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities”.  FIN 46 addresses the consolidation by business enterprises of variable interest entities whose equity holders have not provided sufficient equity to allow the entity to finance its own activities or whose equity holders lack the essential characteristics of a controlling financial interest.  FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or entitled to receive a majority of the entity’s residual returns, or both.  The provisions of FIN 46 are effective September 30, 2003 for entities formed after February, 2003 and effective December 31, 2003 for entities formed before February, 2003.  The Company is reviewing the provisions of FIN 46 and awaiting further clarification by the FASB on the application of FIN 46 to franchisors, but at this time the Company anticipates no material effect from the adoption of FIN 46.

Note 12. – Commitments and Contingencies

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

New Florida Markets, Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchise Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s NAMF, Inc., and Schlotzsky’s NAMF Funding, LLC, (Case No. 701140045603) was filed on or about June 23, 2003 with the American Arbitration Association.  Claimant is the area developer for the Tampa, Orlando, and West Palm Beach development areas.  On July 14, 2003, Deli Keys, Ltd., an area developer for the Miami development area, joined the arbitration as an additional Claimant. They allege that Respondents frustrated their ability to develop, in part because of the Company’s Turnkey program.  Claimant also alleges Respondents breached the Area Developer Agreements by failing to provide adequate licensing support, negotiating with license prospects, failing to establish and administer a local advertising group, pledging royalties, changing the area developer manual, refunding franchise fees, and forcing Claimants to purchase errors and omissions insurance.  Other claims include breach of the implied covenant of good faith and fair dealing, constructive termination, and violation of the Texas Deceptive Trade Practices Act.  Claimants seek actual, compensatory, and punitive damages of an unspecified amount, attorneys’ fees, and costs.  The case is not yet set for hearing.

Comerica Bank vs. James E. Wright, John D. Wright, Lorraine Wright, and Kimberly Wright v. Schlotzsky’s, Inc. and Schlotzsky’s Real Estate, Inc., in the Circuit Court for the County of Genessee, State of Michigan (Case No. 02-74931), was filed on or about June 30, 2003 as a Third Party Complaint in a foreclosure action.  Third Party Plaintiffs are principals and guarantors of J. Wright Franchise Development, LLC, a former franchisee that had operated a Schlotzsky’s Deli in Grand Blanc, Michigan and filed Chapter 11 bankruptcy. In January 2003, Schlotzsky’s Real Estate, Inc. filed suit against John and James Wright for collection of $283,872.68 due under a promissory note.  In the instant case, Third Party Plaintiffs allege that they were induced into participating in the Company’s Turnkey program and that an employee of the Company represented that the restaurant would attain a certain level of sales.  Third Party Plaintiffs’ claims include fraud in the inducement, fraudulent and negligent misrepresentation, and breach of the Michigan Franchise Investment Act.  They seek damages of an unspecified amount in excess of $25,000, attorneys’ fees, and costs.  The case is not yet set for trial.

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

Robert Coshott v. Schlotzsky’s, Inc. (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky’s Deli restaurant in Melbourne, Australia. Plaintiff brings causes of action for fraud and/or negligent misrepresentation. Plaintiff alleges that he experienced problems with certain equipment specified or approved by the Company, that the Company’s system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky’s Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case is not yet set for trial. On July 23, 2003, Coshott also filed a Demand for Arbitration with the International Chamber of Commerce styled Robert Gilbert Coshott v. Schlotzsky’s, Inc. (Case. No. TBD).  The claims in the Demand are similar to those brought in the above-entitled action and include additional allegations that the Company required the purchase of goods and services from certain suppliers in violation of the Trade Practices Act of 1974 and that the Company failed to disclose the existence of a predecessor Master License Agreement, in violation of the Fair Trading Act of 1987 (New South) Wales, breach of contract, and equitable estoppel.  Claimant seeks unspecified actual, compensatory and punitive damages, lost profits, attorneys’ fees, prejudgment interest, and costs.  At present, no arbitration hearing date has been set.

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

See also the discussion under "Legal Proceedings" in the Company's Form 10-Q filed August 14, 2003 and Form 10-Q filed May 15, 2003.

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

•                  Determination of appropriate valuation allowances for intangible assets.

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

•                  Determination of appropriate valuation allowances for deferred tax assets.

Our deferred tax assets represent deferred expenses and losses that will offset future income tax liability.  If the Company is unable to generate income tax liability resulting from future net income the value of this tax asset would be impaired.  The Company considers such factors as current trends, operating margins and future system growth in determining projected net income, and projected net income is used to assess realizable value of the deferred tax asset.

RESULTS OF OPERATIONS

OVERVIEW

The following table reflects the changes in the Schlotzsky’s Deli system for the three and nine months ended September 30, 2003 and 2002.  Systemwide data reflects both franchised and Company-operated restaurants.  Percentage changes in sales-related data are based on comparison to the same period in the previous fiscal year.

Three Months Ended

Nine Months Ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Restaurants Open – Beginning of Period	597	671	643	674
Openings During Period –
New	1	1	8	8
Reopenings	1	2	3	8
Total Openings	2	3	11	16
Closings During Period	(16)	(16)	(71)	(32)
Restaurants Open – End of Period	583	658	583	658

Systemwide Sales	$81,036,000	$97,987,000	$251,812,000	$300,833,000
Decrease in Contractual Systemwide Sales	(17.3)%	(7.7)%	(16.3)%	(6.9)%
Decrease in Contractual Same Store Sales	(10.6)%	(6.3)%	(11.3)%	(5.7)%
Average Weekly Sales	$10,570	$11,357	$10,579	$11,539
Decrease in Average Weekly Sales	(6.9)%	(2.9)%	(8.3)%	(2.0)%

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUE.  Total revenue decreased 8.2% to $13,849,000 from $15,093,000.

ROYALTIES decreased 20.2% to $3,977,000 from $4,984,000.  The decrease was due to a decreased number of franchised restaurants during the three months ended September 30, 2003 compared to the comparable period in 2002, and decrease in same store contractual sales of 10.6% during the third quarter of 2003.

FRANCHISE FEES increased to $17,000 from $0.

DEVELOPER FEES decreased 37.3% to $37,000 from $59,000.  The decrease was primarily due to the expiration of amortization of fees received under certain agreements.

RESTAURANT SALES increased to $7,937,000 from $7,935,000.  The increase was primarily due to an increase in the average number of restaurants operated by the Company during the three months ended September 30, 2003, compared to the comparable period of 2002.  The increase was offset by a 9.8% decrease in same store sales during the third quarter of 2003.  As of September 30, 2003, there were 39 Company-operated restaurants, compared to 36 at September 30, 2002, of which 25 and 21, respectively, were available for sale restaurants.

SCHLOTZSKY’S DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 12.0% to $1,601,000 from $1,820,000.  The decrease was primarily due to the decrease in systemwide contractual sales for the quarter.  Approximately 90% of these licensing fees are derived from sales to the franchise system and the remaining 10% to distribution channels outside Schlotzsky’s Deli restaurants.

OTHER FEES AND REVENUE decreased 4.4% to $281,000 from $294,000.  The decrease was due to a decrease in expired franchise fees.

OPERATING EXPENSES. Total operating expenses increased 16.8% to $17,188,000 from $14,715,000.

SERVICE COSTS decreased 39.8% to $607,000 from $1,008,000, and as a percentage of royalties and franchise fees decreased to 15.2% from 20.4%.  This decrease was due to the Company’s reacquisition of certain area developer territory rights during the third quarter of 2002 and a decrease in royalty revenue.

RESTAURANT OPERATIONS EXPENSES increased 4.4% to $7,874,000 from $7,541,000.  On an overall basis, expenses, as a percentage of net restaurant sales, are higher at restaurants available for sale, and the proportion of available for sale restaurants to total Company-operated restaurants was higher in this year’s third quarter than last year’s comparable period.

RESTAURANT COST OF SALES increased 7.7% to $2,419,000 from $2,247,000 and increased as a percentage of net restaurant sales to 30.5% from 28.3% due primarily to product testing and to an increase in beverage costs.

RESTAURANT PERSONNEL AND BENEFITS COST increased 4.6% to $3,458,000 from $3,305,000 and increased as a percentage of net restaurant sales to 43.6% from 41.7%.  The increase, as a percentage of net restaurant sales, was due to the effect of lower average sales on manager salaries, inefficiencies of a restaurant opened the second quarter of 2003, and opening labor costs at two other restaurants.

RESTAURANT OPERATING EXPENSES increased 0.4% to $1,997,000 from $1,989,000 and increased as a percentage of net restaurant sales to 25.2% from 25.1%.  The increase in operating costs, as a percentage of net restaurant sales, was primarily due to opening costs on a restaurant opened the previous quarter and a restaurant under development as well as a tax assessment on one restaurant location, offset by opening costs of two restaurants the prior year.

EQUITY LOSS ON INVESTMENTS increased to a loss of $321,000 from a loss of $59,000.  The equity investment loss represents the consolidation of the cumulative losses of the limited liability company that operates a Schlotzsky’s Deli restaurant that opened in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES increased 47.2% to $7,115,000 from $4,834,000, and increased to 51.4% from 32.0% as a percentage of total revenue. The increase from the prior year quarter was principally due to increased franchisee meeting and convention expenses, increased legal and professional expenses, the accrual of separation costs, and the recognition of approximately $1,867,000 of previously deferred financing costs that were recognized in the third quarter due to the indefinite delay of a securitized debt offering.

DEPRECIATION AND AMORTIZATION decreased 0.2% to $1,271,000 from $1,273,000.  The change resulted from an increase due to acquired assets offset by a decline due to certain assets being fully amortized during the period presented.

INTEREST INCOME decreased 55.5% to $53,000 from $119,000, primarily due to a decrease in notes receivable balances.

INTEREST EXPENSE increased 19.8% to $955,000 from $797,000 due primarily to the incurrence of debt related to the Company’s acquisition of territorial rights of the Company’s largest area developer in middle of the third quarter of 2002.

PROVISION FOR INCOME TAXES increased to $1,463,000 from $60,000 for the comparable period last year principally due to the net loss we experienced this quarter and because the effective rate increased. The provision reflects a combined federal and state effective tax benefit rate of 34.5% for the third quarter of 2003, which was lower than the effective combined tax rate of 20.0% for the comparable period in 2002 primarily due to certain state taxes being based in part on factors other than income.

NET INCOME decreased to a loss of $2,776,000 from a loss of $240,000 due to the factors discussed above.  Earnings per share, both basic and diluted, were $(0.38) for the quarter ended September 30, 2003 compared to $(0.03) in the prior year quarter.

Supplemental Restaurant Operations Information – Performance of Long-term Portfolio Deli Restaurants

The following table is presented for the Schlotzsky’s Delis in the Company’s long-term portfolio for the quarter ended September 30, 2003.  As of September 30, 2003, this restaurant group included nine restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia.  This group includes eleven freestanding restaurants (ten recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant.  In accordance with the Company’s internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report.  Facility costs vary by restaurant because some facilities are rented and some are owned.  The table provides the average percentage results for each line item for the twelve Schlotzsky’s Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Three Months Ended September 30, 2003	Percentage of Gross Sales	Best Percentage Performance	Worst Percentage Performance
	(in thousands)
Gross sales	$3,507	100.0%
Less-discounts	162	4.6%	3.0%	5.8%
Net sales	3,345	95.4%

Cost of sales	1,015	28.9%	26.3%	32.8%

Personnel and benefits:
Crew costs	837	23.9%	22.4%	31.0%
Management costs	398	11.3%	9.2%	16.3%

Operating expenses:
Advertising	124	3.5%	2.7%	3.6%
Controllable expenses	283	8.1%	5.4%	10.0%
Operating income before facility costs and depreciation and amortization	688	19.6%	25.3* %	10.8%*

Facility costs	162	4.6%	1.3%	9.6%

Operating income before depreciation and amortization	$526	15.0%	24.0** %	4.5%**

* Represents the actual best and worst percentage performance for a restaurant in the group.  The best and worst performance on a composite basis would be 30.9% and 0.7%, respectively.

** Represents the actual best and worst percentage performance for a restaurant in the group.  The best and worst performance on a composite basis would be 29.6% and –8.9%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUE.  Total revenue decreased 9.3% to $41,941,000 from $46,242,000.

ROYALTIES decreased 18.2% to $12,566,000 from $15,368,000.  The decrease was due to a decreased number of franchised restaurants during the nine month period in 2003 compared to the comparable period in 2002 and a decrease in same store contractual sales of 11.3%.

FRANCHISE FEES decreased 67.7% to $20,000 from $62,000.  The decrease was principally the result of a lower fee for current year openings of franchised restaurants as compared to the same period in the prior year.  The decrease in franchise fee per restaurant opening is due to the openings in the current year being international restaurants under master license agreements where our franchise fee is lower.

DEVELOPER FEES decreased 26.8% to $131,000 from $179,000.  The decrease was primarily due to the expiration of amortization of fees received under certain agreements.

RESTAURANT SALES decreased 2.2% to $23,550,000 from $24,075,000.  The decrease was primarily due to a 8.5% decrease in same store sales during the first nine months of 2003, partially offset by an increase in the average number of restaurants operated by the Company during the nine months ended September 30, 2003, compared to the comparable period of 2002.  As of September 30, 2003, there were 39 Company-operated restaurants, compared to 36 at September 30, 2002, of which 25 and 21, respectively, were available for sale restaurants.

SCHLOTZSKY’S DELI BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 12.9% to $4,961,000 from $5,694,000.  The decrease was primarily due to the decrease in systemwide contractual sales for the period.  Approximately 90% of these licensing fees are derived from sales to the franchise system and the remaining 10% to distribution channels outside Schlotzsky’s Deli restaurants.

OTHER FEES AND REVENUE decreased 17.4% to $713,000 from $863,000.  The decrease was due to a decrease in expired franchise fees.

OPERATING EXPENSES increased 12.2% to $48,419,000 from $43,152,000.

SERVICE COSTS decreased 40.8% to $1,938,000 from $3,276,000, and as a percentage of royalties and franchise fees declined to 15.4% from 21.3%. This decrease was primarily due to the Company’s reacquisition of certain area developer territory rights during the third quarter of 2002, as well as a decrease in royalty revenue.

RESTAURANT OPERATIONS EXPENSES increased 5.2% to $23,308,000 from $22,147,000. The use of some Company-operated restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacts their operating performance.  On an overall basis, costs, as a percentage of net restaurant sales, are higher at restaurants available for sale, and the proportion of restaurants available for sale to total Company-operated restaurants was higher this year than last year.

RESTAURANT COST OF SALES increased 2.7% to $6,939,000 from $6,755,000 and increased as a percentage of net restaurant sales to 29.5% from 28.1% due primarily to product testing and an increase in beverage costs.

RESTAURANT PERSONNEL AND BENEFITS COST increased 5.1% to $10,268,000 from $9,767,000, and increased as a percentage of net restaurant sales to 43.6% from 40.6%.  The increase, as a percentage of net restaurant sales, was due to the effect of lower average sales on manager salaries, inefficiencies of a restaurant opened in the second quarter, and preopening labor costs at two other restaurants.

RESTAURANT OPERATING EXPENSES increased 8.5% to $6,101,000 from $5,625,000 and increased as a percentage of net restaurant sales to 25.9% from 23.4%.  The increase in operating costs, as a percentage of net restaurant sales, was primarily due to preopening costs on a restaurant opened the previous quarter and a restaurant under development as well as a tax assessment on one restaurant location.

EQUITY LOSS ON INVESTMENTS increased to a loss of $472,000 from a loss of $137,000.  The equity investment represents the Company’s 50% interest in a limited liability company that operates a Schlotzsky’s Deli restaurant that opened in 2000.

GENERAL AND ADMINISTRATIVE EXPENSES increased 33.6% to $18,898,000 from $14,149,000, and increased to 45.1% from 30.6% as a percentage of total revenue. The increase from the prior year period was principally due to increased provisions for uncollectible accounts and debt guarantees, increased franchisee meeting and convention expense, increased legal and professional expenses, accrual of separation costs and the recognition of previously deferred financing costs that were recognized in the third quarter due to the uncretain timing and terms of a securitized debt offering.

DEPRECIATION AND AMORTIZATION increased 10.5% to $3,803,000 from $3,443,000.  The increase was primarily due to the amortization of reacquired area developer territory rights and depreciation related to an increase in the average number of Company-operated restaurants during the first nine months of 2003 as compared to the prior year period.

INTEREST INCOME decreased 39.4% to $261,000 from $431,000.  The decrease was due to the decrease in the amount of outstanding notes receivable, an increase in the nonrecognition of interest income on certain underperforming notes receivable, and the cash receipt of $77,000 in interest on a nonaccruing note receivable in the first nine months of 2002.

INTEREST EXPENSE increased 45.0% to $2,980,000 from $2,055,000 due primarily to the incurrence of debt related to the Company’s acquisition of territorial rights of the Company’s largest area developer in middle of the third quarter of 2002.

PROVISION FOR INCOME TAXES reflected a combined federal and state effective tax benefit rate of 33.6% for the nine months ended September 30, 2003, which was lower than the effective combined tax rate 40.2% for the comparable period in 2002 primarily due to certain state taxes being based in part on factors other than income.

NET INCOME decreased to a loss of $6,110,000 from income of $876,000 due to the factors discussed above.  Earnings per share, both basic and diluted, were (0.83) for the nine months ended September 30, 2003 compared to $0.12 in the comparable period in the prior year.

Supplemental Restaurant Operations Information – Performance of Long-term Portfolio Deli Restaurants

The following table is presented for the Schlotzsky’s Delis in the Company’s long-term portfolio for the nine months ended September 30, 2003.  As of September 30, 2003, this restaurant group included nine restaurants in the Austin area, two in College Station, Texas and one in suburban Atlanta, Georgia.  This group includes eleven freestanding restaurants (ten recently constructed and one older facility converted from another concept) and one shopping center endcap restaurant.  In accordance with the Company’s internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report.  Facility costs vary by restaurant because some facilities are rented and some are owned.  The table provides the average percentage results for each line item for the twelve Schlotzsky’s Deli restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Nine Months Ended September 30, 2002	Percentage of Gross Sales	Best Percentage Performance	Worst Percentage Performance
	(in thousands)
Gross sales	$10,979	100.0%	4.5%	6.0%
Less-discounts	556	5.1%
Net sales	10,423	94.9%

Cost of sales	3,021	27.5%	25.8%	29.7%

Personnel and benefits:
Crew costs	2,579	23.5%	22.0%	26.4%
Management costs	1,243	11.6%	9.4%	16.9%

Operating expenses:
Advertising	565	5.1%	3.6%	5.2%
Controllable expenses	820	7.5%	5.7%	9.4%
Operating income before facility costs and depreciation and amortization	2,195	20.0%	24.4%*	13.0%*

Facility costs	484	4.4%	1.3%	9.6%

Operating income before depreciation and amortization	$1,711	15.6%	23.1%**	3.4%**

* Represents the actual best and worst percentage performance for a restaurant in the group.  The best and worst performance on a composite basis would be 29.0% and 6.3%, respectively.

** Represents the actual best and worst percentage performance for a restaurant in the group.  The best and worst performance on a composite basis would be 27.7% and –3.3%, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $27.5 million as of September 30, 2003. These guarantees include approximately $5.7 million of lease guarantees for the benefit of franchisees, approximately $13.5 million of mortgage loan guarantees for the benefit of franchisees and approximately $8.3 million of loan guarantees for the benefit of related parties.

The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which the Company developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company.  The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease.  The maximum guarantee for a single lease is approximately $1.3 million.  Certain guarantees extend through 2018.  The Company may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner.  The Company has indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees.  As of September 30, 2003, the Company had accrued a liability of approximately $605,000 related to these guarantees, including a $574,000 provision made in the quarter ended June 30, 2003.  The Company also has a net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of September 30, 2003.

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

The loan guarantees in favor of related parties primarily arose when the Company guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to the Company.  Two of the guarantees, for the benefit of our restaurant venture and our real estate venture, are of mortgage debt totaling approximately $4.1 million.  These guarantees extend through 2009 on one note and through 2016 on the other note.  A third guarantee, of a bank note in the amount of approximately $4.2 million as of September 30, 2003, is for the benefit of the advertising entity of the Schlotzsky’s Deli restaurant system, for which the Company had received a portion of the net proceeds of the loan in repayment of outstanding debt to the Company.  This guarantee expires in 2004.  In connection with the original guarantee of the $4.3 million advertising entity bank note, which was made in June 2003, a liability in the amount of $43,000 was accrued under the terms of FASB Interpretation No. 45.

The Company has been called upon, from time to time, to make payments on obligations the Company has guaranteed.  During the first nine months of 2003, the Company paid approximately $534,000 in various lease guarantees for the benefit of franchisees.  In addition, pursuant to a guarantee of a franchisee’s debt obligation, the Company purchased that obligation from a bank, in the amount of approximately $665,000, of which approximately $298,750 is mature and past due, and is expected to be paid in full by the end of the year.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents decreased $187,000 in the nine months ended September 30, 2003, and decreased $2,277,000 in the nine months ended September 30, 2002.  Cash flows are impacted by operating, investing and financing activities.

Operating activities provided $5,862,000 of cash in the first nine months of 2003 and $3,844,000 of cash in the first nine months of  2002.  The increase in cash provided was the net result of a decreased use of cash for certain working capital accounts, increased provision for uncollectible accounts and debt guarantees, increased depreciation and amortization and a decrease in the amount of deferred revenue amortized, partially offset by a net loss for the period and provision (credit) for deferred taxes.

Investing activities provided $402,000 and used $2,688,000 of cash in the first nine months of  2003 and 2002, respectively.  The decrease in cash used in 2003 compared to 2002 was the net result of an increase in proceeds from the sale of real estate held for sale and increase in collections of notes receivable, partially offset by a decrease in expenditures for intangible assets and new Company-operated restaurants.

Financing activities used $6,450,000 and $3,434,000 of cash in the first nine months of 2003 and 2002, respectively.  The increase in cash used in the first nine months of 2003 compared to the comparable period of 2002 is primarily the net result of increased repayments of debt, partially offset by increased borrowings and reduced sales of common stock.

At September 30, 2003, we had approximately $50,420,000 of total debt outstanding.  Scheduled maturities of debt through September 30, 2004 approximate $9,771,000 (including short-term debt).  In addition, one of our mortgages requires the application to the mortgage of the net cash proceeds from the sale of certain real estate held for sale.

Certain of our mortgage debt require the maintenance of certain financial ratios, including debt-to-equity and working capital.  At September 30, 2003, the Company was in compliance with or had obtained waiver of such covenants.  However, any failure to remain in compliance with the restrictive covenants of the Company’s mortgages in the future could have material adverse consequences to the Company.

The following tables present certain of our obligations to make future payments, excluding interest payments, under contracts and contingent commitments as of September 30, 2003 (dollars in thousands):

Payments Due by Period As of September 30, 2003

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Short-term Debt	$1,009	$1,009	$—	$—	$—
Long-term Debt	49,411	8,762	29,759	2,139	8,751
Operating Leases	19,478	2,458	6,244	2,224	8,552

Other Commercial Commitments	Total Amounts Committed	Amount of Commitment Expiration Per Period As of September 30, 2003
		Less than 1 year	1-3 years	4-5 years	After 5 years
Guarantees	$27,475	$9,750	$2,072	$2,472	$13,181

We have experienced net reductions in the number of restaurants systemwide quarterly since early 2000 and have experienced negative same store contractual sales quarterly since mid-2001.  While we have developed and implemented strategies, including the re-imaging of restaurants, the introduction of an enhanced menu with new items and combinations, workforce reductions, general and administrative expense reductions, salary adjustments, and the resumed marketing of our franchise licensing program, in an effort to reverse and mitigate the impact of these trends, we expect that the number of restaurants will continue to decline during the fourth quarter of 2003 and possibly thereafter.  Continuation of these trends would have a material adverse impact on our royalty revenue, brand contribution, cash flow and liquidity.

On July 31, 2003 we effected a reduction in force eliminating 39 positions on the corporate staff, reducing the personnel employed at our corporate headquarters or as field personnel to approximately 110.  We believe that these reductions, along with certain salary adjustments, began to impact operating results in the third quarter of 2003, but were offset by separation expenses incurred during the third quarter of 2003.  The impact of these position reductions and salary adjustments will begin to be reflected in the fourth quarter of 2003, but we will not see the full effect until 2004.  We have developed and are implementing plans to significantly reduce non-compensation general and administrative expenses and certain employee benefits in an effort to achieve a reduction in total general and administrative expenses of at least $4 million on an annualized basis.

We plan to develop additional Company-operated restaurants in the future.  One Company-operated restaurant opened in the Austin area in June 2003.  We also have acquired building sites for four additional restaurants in the Austin area and entered into a lease for a site in the Houston area. Sites for additional restaurants in Texas and other markets are under consideration.  However, we do not plan to pursue development of these sites until we have obtained the necessary financing to fund this growth in our Company-operated restaurants.

We are currently attempting to generate additional working capital with third party financing and are pursuing financing alternatives, including senior debt, real estate mortgages, and asset-backed financing secured by our intellectual property and related royalty rights and agreements.  While we are in discussions with several potential lenders at this time, there can be no assurances that such financing will be available or accomplished.  Should these discussions not result in an acceptable financing, we would need to continue to seek additional financing that would be sufficient, with our operating income, to allow us to fund our operating expenses and debt service.  If the Company is unable to obtain adequate financing during the fourth quarter of 2003 or is unable to negotiate waivers or favorable payment terms with creditors, the Company's ability to fund its continuing operations and working capital needs would be materially adversely affected.

Because of the decline in restaurant count and the debt obligation under certain seller financed debt which matures in 2005, the Company has increased its accounts payable during 2003.  The Company has extended the payment terms for many of its vendors, and this change in terms is primarily responsible for the $3,953,000 shown as changes in accounts payable.  Waivers and deferred payment terms have been negotiated and, in some cases, are being negotiated with certain of these creditors.  The Company intends to improve vendor terms once its liquidity situation improves, and plans on using future financing to reduce accounts payable and improve aging of vendor accounts.

Schlotzsky’s Franchisor, LLC entered into a loan agreement in November 2003 in the amount of approximately $2,500,000 with John C. Wooley and Jeffrey J. Wooley (the “Loan”).  The Loan is secured generally by our intellectual property, contract rights, and other intangibles.  The Loan matures in January 2004 and has an interest rate of 6.75%.  The proceeds of the Loan will be used to pay certain accounts payable and to provide additional liquidity to the Company while we seek a longer term financing solution.  In connection with the Loan, theWooleys will receive $1.00 as payment.  The Wooleys have provided several additional personal guarantees in the past for other loans and leases to the Company and its affiliates, including our advertising fund.

Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Forward-Looking Statements

This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, or the Private Securities Litigation Reform Act of 1995.  Any statements that are not statements of historical fact may be deemed forward-looking statements.  Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based on our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risk factors and uncertainties, many of which are beyond our control.  Actual results and the timing of future events and circumstances may differ materially from those described or implied by the forward-looking statements as a result of these risk factors and uncertainties.  Forward-looking statements may include, without limitation, statements concerning earnings or other financial item projections, the plans and objectives of management, future economic performance, new restaurant development, future Schlotzsky’s Deli brand products, and assumptions underlying or relating to any other forward-looking statement.  Factors that could cause actual results to differ materially from those described in the forward-looking statements may include, without limitation, an inability of the Company or our franchisees to obtain adequate financing, an inability to make full and timely payments or satisfy other obligations to creditors and other accounts payable, increased competition within the restaurant industry, the continued viability of restaurants during a weak economy, the results of arbitration and litigation, an inability to sell restaurants, a failure to successfully recruit multi-unit and single-unit franchisees, failure to adequately motivate franchisees to remodel and reimage their restaurants and to fully implement the enhanced menu, and stock volatility and illiquidity.

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

At September 30, 2003, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $67,000 in annual pre-tax earnings.  The estimated decrease is based upon the increased interest expense of the Company’s variable rate debt and assumes no change in the volume or composition of debt at September 30, 2003.

ITEM 4.                                                 CONTROLS AND PROCEDURES

(a)                                  Evaluation of Disclosure Controls and Procedures.  The term “disclosure controls and procedures” is defined in Rule 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, or the Exchange Act.  This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.  Our management, including the Chief Executive Officer and our Controller have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b)                                 Changes in Internal Controls.  We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect, in all material respects, our transactions and that our established policies and procedures are followed.  There were no significant changes to our internal controls that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and Controller, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

New Florida Markets, Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchise Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s NAMF, Inc., and Schlotzsky’s NAMF Funding, LLC, (Case No. 701140045603) was filed on or about June 23, 2003 with the American Arbitration Association.  Claimant is the area developer for the Tampa, Orlando, and West Palm Beach development areas.  On July 14, 2003, Deli Keys, Ltd., an area developer for the Miami development area, joined the arbitration as an additional Claimant. They allege that Respondents frustrated their ability to develop, in part because of the Company’s Turnkey program.  Claimant also alleges Respondents breached the Area Developer Agreements by failing to provide adequate licensing support, negotiating with license prospects, failing to establish and administer a local advertising group, pledging royalties, changing the area developer manual, refunding franchise fees, and forcing Claimants to purchase errors and omissions insurance.  Other claims include breach of the implied covenant of good faith and fair dealing, constructive termination, and violation of the Texas Deceptive Trade Practices Act.  Claimants seek actual, compensatory, and punitive damages of an unspecified amount, attorneys’ fees, and costs.  The case is not yet set for hearing.

Comerica Bank vs. James E. Wright, John D. Wright, Lorraine Wright, and Kimberly Wright v. Schlotzsky’s, Inc. and Schlotzsky’s Real Estate, Inc., in the Circuit Court for the County of Genessee, State of Michigan (Case No. 02-74931), was filed on or about June 30, 2003 as a Third Party Complaint in a foreclosure action.  Third Party Plaintiffs are principals and guarantors of J. Wright Franchise Development, LLC, a former franchisee that had operated a Schlotzsky’s Deli in Grand Blanc, Michigan and filed Chapter 11 bankruptcy. In January 2003, Schlotzsky’s Real Estate, Inc. filed suit against John and James Wright for collection of $283,872.68 due under a promissory note.  In the instant case, Third Party Plaintiffs allege that they were induced into participating in the Company’s Turnkey program and that an employee of the Company represented that the restaurant would attain a certain level of sales.  Third Party Plaintiffs’ claims include fraud in the inducement, fraudulent and negligent misrepresentation, and breach of the Michigan Franchise Investment Act.  They seek damages of an unspecified amount in excess of $25,000, attorneys’ fees, and costs.  The case is not yet set for trial.

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

Robert Coshott v. Schlotzsky’s, Inc. (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky’s Deli restaurant in Melbourne, Australia. Plaintiff brings causes of action for fraud and/or negligent misrepresentation. Plaintiff alleges that he experienced problems with certain equipment specified or approved by the Company, that the Company’s system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky’s Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. The case is not yet set for trial. On July 23, 2003, Coshott also filed a Demand for Arbitration with the International Chamber of Commerce styled Robert Gilbert Coshott v. Schlotzsky’s, Inc. (Case. No. TBD).  The claims in the Demand are similar to those brought in the above-entitled action and include additional allegations that the Company required the purchase of goods and services from certain suppliers in violation of the Trade Practices Act of 1974 and that the Company failed to disclose the existence of a predecessor Master License Agreement, in violation of the Fair Trading Act of 1987 (New South) Wales, breach of contract, and equitable estoppel.  Claimant seeks unspecified actual, compensatory and punitive damages, lost profits, attorneys’ fees, prejudgment interest, and costs.  At present, no arbitration hearing date has been set.

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

See also the discussion under "Legal Proceedings" in the Company's Form 10-Q filed August 14, 2003 and Form 10-Q filed May 15, 2003.

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

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits:

3.1	Articles of Incorporation of the Company, as amended. (1)

3.2	Statement of Resolutions Regarding the Designation, Preferences and Rights of Class C Series A Junior Participating Preferred Stock of the Company. (2)

3.3	Bylaws of the Company, as amended. (4)

4.1	Specimen stock certificate evidencing the Common Stock of the Company. (1)

4.2	Rights Agreement dated December 18, 1998 between the Company and Harris Trust and Savings Bank. (2)

4.3	Warrant Certificate dated February 15, 2001 from the Company to Triad Media Ventures LLC. (3)

10.49	Modification, Extension and Renewal dated October 31, 2003 of that certain Promissory Note dated April 8, 2003, between the Company as borrower and John C. Wooley and Jeffrey J. Wooley as lenders. (5)

10.50	Promissory Note dated November 14, 2003, between the Company and John C. Wooley and Jeffery J. Wooley (5)

10.51	Security Agreement dated November 14, 2003, between the Company and John C. Wooley and Jeffery J. Wooley (5)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer. (5)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Matthew D. Osburn, Principal Financial Officer. (5)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer. (5)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Matthew D. Osburn, Principal Financial Officer. (5)

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on October 12, 1995, as amended.

(2)          Incorporated by referenced from the Company’s Registration of certain Securities on Form 8-A filed on December 18, 1998.

(3)          Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 2, 2001.

(4)          Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003.

(5)          Filed with this Quarterly Report on Form 10-Q.

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

The Registrant filed a Current Report on Form 8-K dated August 14, 2003, containing a press release dated August 14, 2003, announcing the Company’s release of financial results for the quarter ended June 30, 2003.

The Registrant filed a Current Report on Form 8-K dated November 14, 2003, containing a press release dated November 14, 2003, announcing the Company’s release of financial results for the quarter ended September 30, 2003.

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

November 14, 2003