Form 10-K
period 2003-12-31
SCHLOTZSKYS INC
filed 2004-03-30
CIK 1002178

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27008

Schlotzsky’s, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-2654208
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

203 Colorado Street, Suite 600, Austin, Texas 78701

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:

(512) 236-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ National Market

Securities registered pursuant to Section 12(g) of the Act:

Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes  ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $13,092,600, based upon the last sales price on June 30, 2003 on the NASDAQ National Market System for the Company’s common stock. Registrant had 7,338,661 shares of Common Stock outstanding on March 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

SCHLOTZSKY’S, INC.

Index to Form 10-K

Year Ended December 31, 2003

		Page No.

Part I
Item 1.	Business	2
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	15

Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	15
Item 6.	Selected Consolidated Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 8.	Financial Statements and Supplementary Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 9A.	Controls and Procedures	29

Part III
Item 10.	Directors and Executive Officers of the Registrant	30
Item 11.	Executive Compensation	32
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13.	Certain Relationships and Related Transactions	38
Item 14.	Principal Accountant Fees and Services	40

Part IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	41
By-Laws of the Company, as Amended
Change in Terms Agreement
Change in Terms Agreement
Restructuring Agreement
Amended and Restated Promissory Note
Guaranty
Security Agreement
Trademark Security Agreement
Stock Pledge Agreement
Stock Pledge Agreement
Subordination Agreement
Modification of Note and Security Agreement
Modification Agreement
Modification, Extension and Renewal of Promissory
Modification, Extension and Renewal of Promissory
Modification, Extension and Renewal of Promissory
Change in Terms Agreement
List of Subsidiaries of the Company
Consent of Grant Thornton LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer
Certification of Chief Financial Officer

PART I

ITEM 1.	BUSINESS

INTRODUCTION

      Schlotzsky’s, Inc., through its wholly-owned subsidiaries, is a franchisor and operator of restaurants in the fast casual sector under the Schlotzsky’s® brand. Schlotzsky’s® restaurants offer a menu of distinctive, high quality foods featuring our proprietary breads, complemented by excellent customer service in a visually appealing setting. Our current menu includes upscale made-to-order hot sandwiches and pizzas served on our proprietary buns and crusts, wraps, chips, salads, soups, fresh baked cookies and other desserts, and beverages. At December 31, 2003, the system included 524 franchised restaurants and 37 Company-operated restaurants located in 37 states, the District of Columbia and six foreign countries.

      Our executive offices are located at 203 Colorado Street, Suite 600, Austin, Texas 78701, our telephone number is (512) 236-3800, and our website is www.schlotzskys.com. Our filings with the Securities and Exchange Commission and our Annual Reports to Shareholders are available on our website but are not incorporated into this Annual Report on Form 10-K.

      We generated revenues of approximately $56.2 million for 2003 through two business segments:

1. Franchise Operations. Our Franchise Operations segment is a key source of revenues through royalties we collect from our franchisees for the use of our trademarks and operating systems and license fees we receive from manufacturers and supply chain managers of Schlotzsky’s brand products. This segment encompasses franchising of restaurants, assisting franchisees and licensing the manufacture of Schlotzsky’s brand products. Several brand products, including chips, cheeses and meats, are available for retail sale in grocery and other retail stores.

2. Restaurant Operations. Our Restaurant Operations segment includes 15 restaurants in our long-term portfolio that we intend to operate for the purposes of leadership of the franchise system and, in certain cases, to stimulate the redevelopment of certain markets. These stores also are used to demonstrate sales potential and key operating metrics, to build brand awareness, and to serve as laboratories for product development, concept refinement, product and process testing, and training. We also operate 22 restaurants that were developed for or acquired from franchisees and are being operated until they are re-franchised or otherwise divested, or until their current leases expire. Beginning in late 2003, we designated four of the 37 restaurants as training restaurants where franchisees can learn or refine their operating techniques.

      See Note 16 to the Consolidated Financial Statements for financial information regarding our business segments.

      During the second quarter of 2003, Schlotzsky’s, Inc. formed new wholly-owned Delaware limited liability companies, including: Schlotzsky’s Franchisor, LLC (“Franchisor”); Schlotzsky’s Brand Products, LLC (“Brand Products”); and Schlotzsky’s Franchise Operations, LLC (“Franchise Operations”). On June 7, 2003, Schlotzsky’s contributed to Franchisor all of its intellectual property, including trademarks, and related economic interests in the payments to be received pursuant to the franchise agreements and brand licensing agreements for the Schlotzsky’s restaurant concept and brand. Franchisor thus became the franchisor of the Schlotzsky’s restaurant concept and licensor of the Schlotzsky’s brand. Franchisor concurrently contributed the brand licensing agreements to Brand Products. Franchisor and Brand Products entered into a management agreement with Franchise Operations to manage the intellectual property, administer the franchise and brand license agreements, and enter into additional franchise and brand agreements. As part of the corporate change, Schlotzsky’s, Inc. transferred certain personnel from several departments focused on franchise services to Franchise Operations.

      As used in this report, the terms “Company,” “Schlotzsky’s,” “us,” and “we” refer to Schlotzsky’s, Inc. and its subsidiaries unless the context indicates otherwise.

SCHLOTZSKY’S SYSTEM

Franchising

      Franchise Philosophy. We have generally adopted the strategy of franchising, rather than owning, the majority of the system’s restaurants. Franchising allows us to expand the number of restaurants and penetrate markets more quickly and with less capital than developing Company-operated restaurants. In general, the Company prefers that franchisees be on-premise operators; however, we have allowed some franchisees to operate multiple restaurants. Area developers play a role in our franchising program in certain territories by monitoring and providing support to franchised restaurants and in some territories by also recruiting qualified franchisees.

      Franchise Agreements. Our franchise agreements grant the franchisee the right to develop a restaurant within a defined local market area for a finite period of time. In most cases, we have reserved the right to license sales of sandwiches, pizzas and other products in alternative retail outlets or special event venues within that market area. Under our current standard franchise agreement, the franchisee pays a fee of $30,000 for each restaurant. The current standard franchise agreement for an owner-operator provides for a term of 20 years (with one ten-year renewal option), payment of a royalty of 6% of contractual restaurant sales, and advertising contributions of 4% of contractual restaurant sales. Contractual sales (as defined in our franchise agreements) add to net sales any discounts for employee and manager meals. Contractual sales are a principal driver of our royalty revenue because royalty revenue is based on the contractual sales of our franchised restaurants. Some of our earlier franchisees operate under older forms of franchise agreements that require franchisees to pay a royalty of only 4% of contractual sales.

      Franchisee Training and Support. We have approximately 320 franchisees for our 524 franchised restaurants. We will provide on-the-job training for new and existing franchisees at our designated Company-operated training restaurants. We also provide updated operating and marketing information and maintain ongoing communication with franchisees through conference calls, a call center and internet and e-mail communications. Franchised restaurants receive ongoing service and support, and are periodically inspected by area developers and by our field service representatives to monitor compliance with our standards and specifications as set forth in the franchise agreement and our manuals.

      Area Developers. Beginning in the early 1990s, we entered into a series of contracts for area developers who played a large role in franchise sales and franchisee services in particular markets. The area developer program has played an important part of our growth strategy, but over the past five years we have repurchased some of those area developer territories or modified the contracts to decrease their responsibilities and their compensation. We may enter into similar transactions with existing area developers, but there can be no assurance that such transactions will occur. In August 2002, we acquired the territorial rights of our largest area developer. We do not intend to expand the area developer program beyond our existing markets at this time.

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

      We typically pay compensation to area developers who retain and perform their original sales and service obligations based on 50% of all franchise fees paid by franchisees in their territories. In addition, we also pay these area developers compensation generally based on 2.5% of franchisees’ restaurant contractual sales, constituting approximately 42% of the royalties received under franchise agreements providing for 6% royalties. Compensation payable to those area developers with reduced responsibilities has been reduced to approximately 1.25% of franchisees’ restaurant sales, or approximately 21% of royalties.

      International Master Licensees. We have granted master licenses to develop restaurants in certain foreign countries. A master licensee is typically licensed for 50 years to use our trademarks in a designated territory and may grant area development rights and franchises in that territory. Unlike area developers, master licensees serve as sub-franchisors in their respective territories. When a master license is granted, the master licensee pays us a negotiated, nonrefundable license fee.

Restaurant Development

      Location and Design. We often assist franchisees in identifying restaurant sites, although franchisees are responsible for selecting restaurant locations acceptable to us. Site selection criteria are based on several factors, such as accessibility and visibility of the site, and selected demographic factors, including population, residential and commercial density, income, age and traffic patterns.

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

      In 2003, we initiated a gradual evolution and transition of the concept from the “Schlotzsky’s Deli” version of Schlotzsky’s which was first implemented in 1991, to “Schlotzsky’s Sandwich Café & Bakery.” This Sandwich Café initiative, originally referred to as Concept 2005, was launched as our response to changing consumer tastes and increased competitive intrusion, particularly in the sandwich sector of the restaurant industry. This initiative involves an enhanced menu and design renovations that we believe will lead to a more sophisticated dining experience for our customers. We have enacted a phased development plan for our franchisees to meet the Sandwich Café standards in place of the standard remodel requirements under their franchise agreements. Although franchisees are responsible for the costs of remodeling, they have received funds from Schlotzsky’s NAMF, Inc., a Texas not-for-profit corporation, for new menus and wall banners. We believe that substantially all of the existing franchised restaurants will be converted to Sandwich Cafés by the third quarter of 2006. All new franchise licenses will be for Sandwich Cafés.

      Restaurant Cost. Capital requirements incurred by a franchisee to open a restaurant vary depending on the location and size of the restaurant, whether the restaurant is free-standing or in a shopping center, development or rehabilitation costs, whether the restaurant is owned or leased, and the specific terms of any related loan or lease agreement. Shopping center restaurants are currently estimated to cost approximately $300,000 to $650,000, and vary based on size and the level of landlord contribution to construction costs. Leased freestanding buildings have a similar cost depending on the size of the building and the terms and conditions of the lease. If a franchisee were to purchase the land and own and develop the land and building instead of leasing, then the total investment would vary greatly, with the largest variables being cost of land and land development. In addition, the franchisee will need adequate working capital to support their business start-up and pay us required initial fees.

Schlotzsky’s Restaurant Locations

      At December 31, 2003, the Schlotzsky’s system consisted of 561 restaurants open and operating in 37 states, the District of Columbia, and six foreign countries. At December 31, 2002 and 2001, the system included 643 and 674 restaurants open and operating, respectively.

RESTAURANT LOCATIONS AS OF DECEMBER 31, 2003

Number of
Location	Restaurants

United States:
Texas	176
Georgia	25
Arizona	23
North Carolina	23
Tennessee	22
Colorado	20
Illinois	17
Florida	15
Oklahoma	15
South Carolina	15
Wisconsin	15
Missouri	13
Kansas	12
Alabama	11
Indiana	10
Arkansas	9
New Mexico	9
Ohio	9
California	8
Louisiana	8
Nevada	8
Oregon	8
Virginia	8
Michigan	7
Kentucky	6
Minnesota	6
Mississippi	6
Washington	6
Idaho	5
Nebraska	5
Utah	5
West Virginia	4
South Dakota	3
North Dakota	2
Pennsylvania	2
Alaska	1
District of Columbia	1

Number of
Location	Restaurants

New York	1

Total Domestic	539

International:
South Korea	9
Turkey	5
China	4
Guatemala	2
Canada	1
Germany	1

Total International:	22

Total Domestic & International:	561

Brand Products

      We have licensed certain manufacturers to produce Schlotzsky’s brand meats, cheeses, potato chips and other products for use in the Schlotzsky’s restaurant system. We receive licensing fees from these manufacturers and supply chain managers based on their sales of brand products to distributors, who in turn sell to our restaurants. While franchisees are currently not required to purchase our brand products exclusively, other than our proprietary flour mixes, logoed paper products and certain special sauces, they are contractually required to purchase products that meet our quality standards and specifications.

      Since 1999, we also have licensed certain brand products for sale outside of the restaurant system. Schlotzsky’s brand meats, cheeses and potato chips are available for retail sale in certain grocery chains and other retail outlets in selected markets. We are continuing to seek distribution in additional retail outlets and markets and are exploring additional products for inclusion in this program.

      We do not manufacture, warehouse or distribute Schlotzsky’s brand products. We do continually strive to improve the supply chain for our franchisees and our Company-operated restaurants. We have worked with a variety of different food distributors, but currently one national food distribution company distributes substantially all of the brand products needed to operate our restaurants.

Restaurant Operations

      Since the 1999 acquisition of certain restaurants in Austin and the re-acquisition of the Austin development territory, we have increased our commitment to restaurant operations. Three of the 15 restaurants in our long-term restaurant portfolio (all in Austin) are Sandwich Café restaurants, which include a full bakery producing pastries, muffins and other baked goods for sale in the restaurant and in the coffee bar section of certain other Company-operated restaurants. We intend to convert all long-term restaurants to the Sandwich Café format to the extent financing becomes available.

      We also operate 22 other restaurants developed for or acquired from franchisees on a purchase or lease basis. We intend to re-franchise these restaurants and do not consider these restaurants to be part of our long-term portfolio of Company-operated units, but classify them as “Restaurants Available for Sale.” In the interim, these restaurants serve as a base of operations for Company personnel in their respective markets and, as such, are an important part of the franchising infrastructure. We also intend to convert these restaurants to the Sandwich Café format to the extent financing becomes available.

MARKETING AND ADVERTISING

      We seek to become a well-known national brand. Schlotzsky’s N.A.M.F., Inc. (“NAMF”), a Texas not-for-profit corporation, is primarily responsible for developing, producing and funding the marketing and advertising for our system. NAMF utilizes national, regional, local and cable television advertising, as well as radio, freestanding inserts, direct mail, point of purchase materials and other forms of advertising to present advertising messages to consumers. The allocation between national, regional and local advertising will vary from time to time depending on pricing and other factors.

      Franchisees are required by the terms of their franchise agreements to spend at least 4% of their restaurant’s contractual sales on advertising and we encourage them to spend more than the minimum. Effective January 1, 2001, we began collecting three quarters of that 4% contribution for advertising through NAMF. The remainder of the 4% was spent locally by individual franchisees or by local advertising groups formed in order to maximize the benefits of local advertising for members. Beginning in February 2003, 4% of contractual sales has been collected on a national basis and has been used for national, regional and local advertising and marketing, managed on a centralized basis. Company-operated restaurants contribute to advertising funds on the same basis as franchised restaurants. NAMF reimburses us for personnel and other costs that we incur related to the marketing and advertising for our system.

COMPETITION

      The food service industry, particularly the sandwich sector, is intensely and increasingly competitive with respect to concept, price, location, food quality and service. There are many competitors, both new and well established, with substantially greater financial strength, market share, media presence, points of distribution and other resources than us. Such competitors include a large number of national and regional food service companies, including fast food and quick-service restaurants, fast casual dining restaurants, casual dining restaurants, delicatessens, pizza restaurants and other dining establishments. We believe that we compete for franchisees with franchisors of other restaurants and various concepts.

TRADEMARKS AND TRADE SECRETS

      We own several trademarks that are protected under common law and/or are registered with the United States Patent and Trademark Office including the name and mark “Schlotzsky’s.” We have also registered or applied to register many of our trademarks in various foreign countries. We, and our suppliers, protect our recipes and techniques as trade secrets. We have not generally sought patent protection for these recipes or techniques, and it is possible that competitors could develop recipes and techniques that duplicate or closely resemble ours, including the recipe and techniques relating to our distinctive and proprietary breads and pizza crusts.

GOVERNMENT REGULATION

      We must comply with regulations adopted by the Federal Trade Commission (the “FTC”) and with several state laws that apply to and regulate the offer and sale of franchises, and impose registration and disclosure requirements on franchisors.

      All Schlotzsky’s restaurants must comply with federal, state and local laws and regulations regarding health, sanitation, safety, fire, zoning, environment, wages, working hours, working conditions, disabilities, and alcoholic beverages (where applicable). Compliance with environmental and other laws and regulations has impacted the cost of new restaurants, but we believe it has not prevented development of new restaurants. Compliance with securities law regulations and new rules under the Sarbanes-Oxley Act has had, and is expected to continue to have, an adverse impact on our operating costs.

EMPLOYEES

      As of December 31, 2003, we employed 105 full-time equivalent personnel at our corporate headquarters or as field personnel and 982 personnel at Company-operated restaurants. None of our employees is covered by a collective bargaining agreement or represented by a labor union. We believe our relationship with our employees is good.

FORWARD-LOOKING STATEMENTS

      This report contains statements that are not historical information and are considered “forward-looking statements,” as defined under the federal securities laws. Forward-looking statements may also be included from time to time in other written and oral communications by us or by our authorized representatives. Forward-looking statements include, but are not limited to, those related to: our business and growth strategies; the availability of financing for us and our franchisees; the impact of payment upon guarantees and other contingent liabilities; the impact of restaurant closings in the Schlotzsky’s system; the impact of declines in sales in the Schlotzsky’s system; the impact of increased competition within the fast casual segment of the restaurant industry on restaurant sales; new restaurant development; continued viability of restaurants over time; sales, costs and earnings projections; the sufficiency of operating cash flows, working capital and borrowings for our future liquidity and capital resource needs; the results of pending or threatened legal proceedings; the disposition of restaurants available for sale; future distribution of Schlotzsky’s brand products; the expected recruitment of new franchisees; and the future declaration and payment of dividends. Although forward-looking statements reflect our expectations based on then-current information, shareholders and prospective investors are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to update any forward-looking statements. There can be no assurance that forward-looking statements will actually be achieved. Actual results may be materially different from the forward-looking statements because of various risks and uncertainties, including but not limited to those identified in this report under the heading “Risk Factors.”

RISK FACTORS

      In addition to the other information contained in this report, the following factors should be considered carefully in evaluating the Company:

      New Restaurant and Restaurant Upgrade Strategy. We have initiated several measures to stimulate the development of new Schlotzsky’s restaurants or renovation of existing restaurants by our franchisees, including updating model restaurant designs, developing improved designs and menu formats, and increasing an overall effort to recruit prospective franchisees. Although we believe these actions are appropriate, there can be no assurance they will result in the opening of more restaurants. Some franchisees may choose to close their restaurants rather than invest in remodels or upgrades under the Sandwich Café transition as encouraged by us or required under the terms of their franchise agreements. During 2003, 2002 and 2001, our franchisees and we opened 7, 13 and 18 new Schlotzsky’s restaurants, respectively. The number of openings and the performance of new restaurants will depend on various factors, including: the availability of suitable sites for new restaurants; the ability to recruit financially and operationally qualified franchisees; the ability of franchisees to negotiate acceptable lease or purchase terms, obtain required capital, meet construction schedules, and hire and train qualified restaurant personnel; the establishment of brand awareness in new markets; overall economic conditions; and our ability to implement restaurant renovations and upgrades. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

      Availability of Appropriate Financing and/or Renegotiation of Existing Debt. We will require additional financing to support Company operations and to refinance certain debt with relatively short maturities. While we are working with potential lenders to develop appropriate credit facilities, there can be no assurance that we will obtain appropriate financing on acceptable terms to meet these needs. We are also negotiating with certain creditors to modify the terms of the obligations and required payments. Failure to obtain such financing or modified terms with creditors would require us to significantly modify our growth strategies, reduce our operating and capital expenditures, or potentially violate certain financial covenants to which we are subject under certain third party agreements. This failure also could materially adversely affect our ability to fund continuing operations and working capital needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Operation of Company-operated Restaurants. Our revenue from Company-operated restaurants has increased significantly over the past five years as we have increased the number of restaurants we operate. Restaurant operations have different financial characteristics, including higher capital requirements and lower operating margins, than our franchising operations. In addition, a majority of the restaurants operated by us were developed for or acquired from franchisees that, in many cases, did not operate these restaurants with consistent profitability. We expect to further increase the number of restaurants we operate in our available-for-sale portfolio. There can be no assurance that we will increase the number of Company-operated restaurants or achieve consistent profitability in restaurants that we have or will acquire from franchisees in the future. See “Business.”

      Credit Risk and Contingencies. We have charged our area developers and master licensees a fee (“developer fee”) for the rights to develop a defined territory and have typically accepted a portion of the developer fee in the form of a promissory note. As of December 31, 2003, we held notes receivable from area developers and master licensees in an aggregate net carrying value of approximately $1.4 million. We also hold notes receivable from certain franchisees related to their purchase of restaurants and certain other obligations. As of December 31, 2003, the aggregate net carrying value of these notes was approximately $3.5 million. Noncollection on unreserved notes receivable as described above could adversely affect our financial condition. See “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off Balance Sheet Arrangements.”

      We have guaranteed for the benefit of Schlotzsky’s NAMF Funding, LLC (a wholly-owned subsidiary of NAMF), a bank term note, with an outstanding balance of approximately $4.14 million at December 31, 2003. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off Balance Sheet Arrangements.”

      We have guaranteed certain loans, leases and other obligations of certain franchisees. We entered into most of these guarantees prior to 2000 in connection with restaurants developed under the former Turnkey program. At December 31, 2003, the Company was contingently liable for approximately $18.0 million of franchisees’ obligations, which was principally comprised of guarantees on real estate leases and mortgages, equipment leases, and loans of franchisees. We have, from time to time, been called upon to perform under such guarantees and there can be no assurance that we will not be so called upon in the future. See “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off Balance Sheet Arrangements.”

      Directly and through a wholly owned subsidiary, we are the general partner and a limited partner in a limited partnership that owns a retail shopping center in the Austin, Texas, area. We have guaranteed, subject to certain conditions, the repayment of a loan for this project in the principal amount of approximately $2.0 million due in October 2009 (our subsidiary received the proceeds of the loan in repayment of its loan to the partnership). We do not consider our investment in the retail shopping center to represent a separate line of business. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off Balance Sheet Arrangements.”

      Factors Affecting the Restaurant Industry. We and our franchisees may be affected by risks inherent in the restaurant industry, including but not limited to the following: adverse changes in national, regional or local economic conditions; weather conditions; availability and cost of labor (including increases in the minimum wage); health and safety concerns; increased costs of food products; limited alternative uses for properties and equipment; changing consumer tastes, habits and spending priorities; increased concern with nutrition and health issues; and changing demographics. The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to food preparation, employment, zoning and building requirements. If we implement changes to our menu, our recipes, or our pricing, there is a risk that the consumer market will respond negatively to those changes, which would negatively affect our sales. Our advertising and marketing strategy could be negatively impacted by an increase in advertising costs, especially in the television market. None of these factors can be predicted with any degree of certainty, and any one or more of these factors could have a material adverse effect on our financial condition and results of operations. See “Business.”

      Competition. The food service industry is intensely and increasingly competitive with respect to concept, price, location, food quality and service. There are new competitors as well as many well-established competitors with substantially greater financial and other resources than us. These competitors include a large number of national, regional and local food service companies, including fast food and quick-service restaurants, fast casual dining restaurants, casual dining restaurants, delicatessens, pizza restaurants and other convenience dining establishments. Some of our competitors have been in business longer than us and may be better established in markets where Schlotzsky’s restaurants are or may be located. There are also new and growing competitors in the fast casual upscale sandwich sector in which we primarily operate. Another restaurant could emulate our distinctive bread, recipes and store appearance or allege we are doing the same. Competition in the food service business is affected by changes in consumer taste, economic conditions, demographic trends, traffic patterns, the cost and availability of real estate, availability of qualified labor, product availability and local competitive factors. We provide training and other assistance to our franchisees in adapting to these factors, but no assurance can be given that some or all of these factors will not adversely affect some or all of Schlotzsky’s restaurants. We also believe that we compete for franchisees with franchisors of other restaurants and various concepts. See “Business.”

      Dependence on Franchising Concept. Because royalties from franchised restaurants are a principal component of our revenue base, our performance depends upon the ability of our franchisees to capitalize on and properly execute the Schlotzsky’s concept. The operation of a Schlotzsky’s restaurant requires a franchisee’s significant and continued effort in areas such as product quality, customer service, employee training, local marketing and cost controls. We believe that the costs for a franchisee to open a Schlotzsky’s restaurant, including the cost to purchase or lease real estate that meets our site selection criteria, are higher than the restaurant opening costs of certain competing concepts. This necessarily limits the number of persons who are qualified to be our franchisees. We have established criteria to use in evaluating prospective franchisees, as well as training programs to assist in franchisee restaurant operations, but there can be no assurance that franchisees will successfully open and operate Schlotzsky’s restaurants consistent with our expectations. In addition, franchisees set their own prices which will affect their sales. Poor restaurant operations in areas such as cleanliness, attentiveness of employees and quality control, will also affect each store’s sales. Because franchisees are independent business owners, they make their own decisions regarding new restaurant openings and whether to close existing restaurants. There can be no assurance that franchisees will open additional restaurants or continue operations of existing restaurants. During 2003, 2002 and 2001 franchisees closed 95, 53 and 72 restaurants, respectively and we closed 5 Company-operated restaurants in 2001-03. See “Business.”

      We are subject to various state and federal laws relating to the franchisor relationship. If we fail to comply with these laws, we could be subject to certain penalties by governmental authorities or be liable for damages to franchisees. We believe that we are in material compliance with these laws and regulations and our agreements with franchisees. There can be no assurance that such liability will not be imposed in the future. We reserve the right to change the terms of our franchise agreements from time to time as we deem appropriate. See “Business” and “Business — Government Regulation.”

      Schlotzsky’s Brand Licensing Arrangements. Our revenue from Schlotzsky’s brand licensing arrangements (brand contribution) is a significant portion of our overall revenue, and is currently based primarily on franchisee purchases of our brand products. There can be no assurance that franchisees will maintain their future purchases of Schlotzsky’s brand products. There also can be no assurance that the Company’s future licensing revenue will not be reduced due to pricing considerations or market conditions. See “Business.”

      Dependence on Suppliers and Distributors. One national food distribution company currently meets substantially all of our system’s distribution needs (other than certain beverages and produce). If this company, or any other company significant to our system’s supply chain, were to go out of business or stop performing their functions, we could suffer adverse consequences while we move our business to another company. See “Business.”

      Investments in Intangible Assets. We have substantial investments in intangible assets with a carrying value of $66.0 million as of December 31, 2003. The carrying amount of such investments is dependent, in part, on projected cash flows for the related business activities. Such projected cash flows can be impacted by factors both within and outside of management’s control and projection of cash flows requires the exercise of judgment. There can be no assurance that factors adversely impacting these projected cash flows will not occur or that management’s judgments will not change in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

      Litigation and Claims. We are subject to various lawsuits and claims that arise from our business operations. We have obtained liability insurance to cover certain types of claims, subject to significant deductibles, retentions and other limitations. There can be no assurance that such insurance will be available to us in the future on acceptable terms or that the insurance obtained will be adequate to pay applicable claims. See “Legal Proceedings.”

      Food Quality and Safety. We may be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues or allegations resulting from an occurrence at one restaurant or a limited number of restaurants in the Schlotzsky’s system or in other restaurant chains. We are impacted by both real and perceived deficiencies by the public in safety and health-related issues related to food production and distribution.

      Reliance on Area Developers. We rely on certain area developers along with our own staff to recruit qualified franchisees and to perform quality inspections of franchised restaurants and other services. Area developers are independent contractors, and are not our employees. We provide training and support to area developers, but the quality of restaurant operations in their territories may differ, based on the area developer’s level of training and experience. We cannot guarantee that our area developers will be in full compliance with inspection standards or other requirements, and there can be no assurance that restaurants in the territories of such area developers will conform to our standards. See “Business.”

      Geographic Concentration. Of the 561 restaurants in the Schlotzsky’s system at December 31, 2003, 176 were located in Texas. A downturn in the regional economy or other significant adverse events in Texas could have a material adverse effect on our financial condition and results of operations. See “Business — Schlotzsky’s Restaurant Locations.”

      Dependence on Management and Key Personnel. Our success is very dependent upon the efforts of our management and key personnel, including our President and Chief Executive Officer, John C. Wooley. We have employment agreements with John C. Wooley and Jeffrey J. Wooley, which include certain noncompetition provisions that survive the termination of employment. Their employment agreements were amended and restated effective January 1, 2001, and will automatically extend for rolling four-year terms. However, there can be no assurance that such noncompetition agreements will be enforceable in any particular situation. The loss of the services of John C. Wooley or other management or key personnel could have a material adverse effect on us. We do not carry key man life insurance on any of our officers. See “Directors and Executive Officers of the Registrant.”

      Volatility of Stock Price and Volume. There have been periods of significant volatility in the market price and trading volume of our Common Stock, which in many cases were unrelated to the operating performance of, or announcements concerning, us. General market price declines or market volatility in the future could adversely affect the price of our Common Stock. In addition, the trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to many factors including, but not limited to: variations in quarterly operating results, changes in management, competitive factors, regulatory changes, general trends in the industry, recommendations by securities industry analysts and other events or factors. The low volume of public trading of the Common Stock could exacerbate this volatility. There can be no assurance that an adequate trading market can be maintained for the Common Stock.

      As of December 31, 2003, we had 7,521,524 shares of Common Stock issued, of which 189,525 shares were held in treasury, and we had outstanding an aggregate of 704,360 stock options and warrants that were exercisable. A substantial number of shares may become available for sale in the public market at various times. No predictions can be made as to the effect, if any, that market sales or the availability of shares for future sale will have on the market price of our Common Stock. Sales of substantial amounts of Common Stock in the public market, or the perception that such sales may occur, could adversely affect the market price for the Common Stock and could impair our ability to raise capital through a public offering of equity securities. See “Market for Registrant’s Common Equity and Related Stockholder Matters.”

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

      The Board of Directors has adopted a Shareholder Rights Plan, pursuant to which certain rights would become exercisable upon the occurrence of certain events, such as a purchase, tender offer, or exchange offer that would result in a person obtaining 20% or more of our outstanding shares of Common Stock. Upon becoming exercisable, the Rights may entitle the holder to purchase our Common Stock or an acquiring company’s stock for less than market value or to receive cash. The Rights have certain anti-takeover effects, including the substantial dilution of value incurred by such a person who acquires 20% or more of our Common Stock. Accordingly, the existence of the Rights may deter takeover proposals or tender offers. Of the 1,000,000 shares of Preferred Stock that are authorized, 200,000 shares have been reserved for issuance under the Shareholder Rights Plan as Class C Series A Junior Participating Preferred Stock.

      We have issued a promissory note payable to the seller of certain rights to an area developer territory with a principal amount outstanding of approximately $18.0 million as of December 31, 2003. The note is subject to acceleration by the payee, among other rights, if there is a change in control of the Company (defined to include the acquisition of at least 20% of the outstanding Common Stock by someone other than NS Associates I, Ltd. and certain affiliated parties.)

      Stock Repurchase Program. In January 2001, the Board of Directors increased the existing authorization to repurchase shares of our outstanding Common Stock to 1,000,000 shares. Since then, the Company repurchased 179,525 shares at a total cost of approximately $738,000. We do not have any current plans to repurchase any shares in the near future.

ITEM 2.	PROPERTIES

      We lease our corporate headquarters facility in Austin, Texas, from Third & Colorado, L.L.C., a company of which John C. Wooley and Jeffrey J. Wooley are controlling members. This lease will expire in 2007. The facility consists of approximately 41,000 square feet of office and storage space.

      We operate 37 restaurants in 12 states. Fifteen of these restaurants are in our portfolio of restaurants to be operated for the long term. Of these units, 14 are in Texas and one is in Georgia. The remaining 22 restaurants are considered available for sale. Five of these restaurants are located in Texas, four in Georgia, two each in North Carolina, Mississippi and Tennessee, and one each in Alabama, Arkansas, Arizona, Minnesota, New Mexico, New York and Utah. The properties consist of land, building, leasehold improvements, and restaurant equipment. The equipment is typically owned, and the land and building are either owned or leased. In addition, we have certain excess undeveloped or partially developed real estate held for sale.

ITEM 3.	LEGAL PROCEEDINGS

      New Florida Markets, Ltd. and Deli Keys, Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchise Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s NAMF, Inc., and Schlotzsky’s NAMF Funding, LLC (Case No. 701140045603), was filed on or about June 23, 2003 with the American Arbitration Association. Claimant is the area developer for the Tampa, Orlando, and West Palm Beach development areas. On July 14, 2003, Deli Keys, Ltd., an area developer for the Miami development area, joined the arbitration as an additional Claimant. They allege that Respondents frustrated their ability to develop, in part because of the Company’s “Turnkey” program under which Respondents developed a number of restaurants during the period 1995 until 2000 in which Respondents were involved in acquiring sites, building restaurants for franchisees and, in certain instances, guaranteeing franchise debts or leases. Claimant also alleges Respondents breached the Area Developer Agreements by failing to provide adequate licensing support, negotiating with license prospects, failing to establish and administer a local advertising group, pledging royalties, changing the area developer manual, refunding franchise fees, and forcing Claimants to purchase errors and omissions insurance. Other claims include breach of the implied covenant of good faith and fair dealing, constructive termination, and violation of the Texas Deceptive Trade Practices Act. Claimants seek actual, compensatory, and punitive damages of an unspecified amount, attorneys’ fees, and costs. The arbitration proceeding is scheduled to begin in May 2004.

      John D. Wright and James E. Wright v. Schlotzsky’s, Inc. and Schlotzsky’s Real Estate, Inc. (U.S. District Court for the Eastern District of Michigan — Case No. 03-70244) was filed on or about June 9, 2003 as a Counterclaim and Third Party Claim in a collection action originally filed by Schlotzsky’s Real Estate, Inc. (“SREI”) in January 2003. James Wright, John Wright, Lorraine Wright, and Kimberly Wright v. Schlotzsky’s, Inc. and Schlotzsky’s Real Estate, Inc., in the Circuit Court for the County of Genessee, State of Michigan (Case No. 02-74931-CK), was filed on or about July 1, 2003 as a Third Party Complaint in a foreclosure action. The Wrights are principals and guarantors of J. Wright Franchise Development, LLC, a former franchisee that had operated a Schlotzsky’s Deli in Grand Blanc, Michigan and filed Chapter 11 bankruptcy. In January 2003, SREI filed suit against John and James Wright for collection of $283,872.68 due under a promissory note. In the instant case, the Wrights allege that they were induced into participating in the Company’s Turnkey program and that an employee of the Company represented that the restaurant would attain a certain level of sales. The Wrights’ claims include fraud in the inducement, fraudulent and negligent misrepresentation, and breach of the Michigan Franchise Investment Act. They sought damages of an unspecified amount, attorneys’ fees, and costs. The parties agreed to settle both lawsuits on March 5, 2004, with all parties withdrawing their claims with prejudice.

      Robert Coshott v. Schlotzsky’s, Inc. (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky’s Deli restaurant in Melbourne, Australia. Plaintiff brings causes of action for fraud and/or negligent misrepresentation. Plaintiff alleges that he experienced problems with certain equipment specified or approved by the Company, that the Company’s system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky’s Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. On July 23, 2003, Coshott also filed a Demand for Arbitration with the International Chamber of Commerce styled Robert Gilbert Coshott v. Schlotzsky’s, Inc. (Case. No. 12 838/JNK). The claims in the Demand are similar to those brought in the above-entitled action and include additional allegations that the Company required the purchase of goods and services from certain suppliers in violation of the Trade Practices Act of 1974 and that the Company failed to disclose the existence of a predecessor Master License Agreement, in violation of the Fair Trading Act of 1987 (New South) Wales, breach of contract, and equitable estoppel. Claimant seeks unspecified actual, compensatory and punitive damages, lost profits, attorneys’ fees, prejudgment interest, and costs. On February 26, 2004, the Company obtained a declaratory judgment in the state court case declaring that Plaintiff had waived any right to arbitrate his claim by filing suit against the Company in state court in Texas. The state court case is not yet set for trial.

      Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s N.A.M.F., Inc., Schlotzsky’s National Advertising Association, Inc., and Schlotzsky’s, Brands, Inc., Schlotzsky’s Brand Products, L.P., Schlotzsky’s Real Estate, Inc., and Schlotzsky’s Restaurants, Inc. (Cause No. 2001-CI-13672) was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky’s, Inc., John Wooley, Schlotzsky’s Franchising Limited Partnership, and Schlotzsky’s NAMF, Inc. (“Defendants”). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs bring causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortious interference with contract, tortious interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Act, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek an unspecified amount of money damages plus exemplary damages, attorneys’ fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley, who was previously dismissed from the case, answered and asserted counterclaims alleging breach of contract and that Plaintiffs’ claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seeks money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys’ fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court. The case was remanded to state court on April 17, 2003. The case is not yet set for trial.

      U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. (Cause No. 03-01758) was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District. Plaintiff is a real estate investment company that owns certain Schlotzsky’s restaurants and leases them to franchisees. It alleges that in 1997 and 1998 we entered into several agreements where we agreed to guarantee certain lease agreements. Plaintiff claims that in 1998 the parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky’s from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky’s agreement to purchase six other properties. Plaintiffs are seeking an order requiring us to purchase six properties for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff’s claims include breach of contract and a request for attorneys’ fees. The trial date has been scheduled for September 20, 2004.

      In addition to the matters discussed above, we are defendants in various other legal proceedings arising from our business. The ultimate outcome of these pending proceedings cannot be projected with certainty. However, based on our experience to date, we believe any such proceeding will not have a material effect on our business or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The authorized capital stock of the Company consists of 30,000,000 shares of Common Stock, no par value, and 1,000,000 shares of Class C Preferred Stock, no par value (including 200,000 shares of Class C Series A Junior Participating Preferred Stock reserved for issuance under our Shareholder Rights Plan). Our Common Stock is traded on the NASDAQ National Market under the symbol “BUNZ”. As of March 26, 2004, 7,338,661 shares of outstanding Common Stock were owned by approximately 280 beneficial owners and 4,500 shareholders of record.

      The following table shows, for our Common Stock in each fiscal quarter in the last two years, the highest and lowest sales price (reflecting actual transactions reported by NASDAQ).

	Sales Prices

	High	Low

Fiscal 2002
First Quarter	$6.50	$5.15
Second Quarter	5.75	4.04
Third Quarter	4.84	3.40
Fourth Quarter	3.99	2.82
Fiscal 2003
First Quarter	$3.47	$2.36
Second Quarter	3.49	2.40
Third Quarter	2.99	1.70
Fourth Quarter	3.65	1.85

      We have never paid cash dividends on our Common Stock and we do not have current plans to pay dividends. The declaration and payment of future dividends will be at the sole discretion of the Board of Directors and will depend on our profitability, financial condition, capital needs, future prospects, financing restrictions and other factors deemed relevant by the Board of Directors.

      The Transfer Agent and Registrar for our Common Stock is Computershare Investor Services, LLC.

      The Company discloses information about its securities authorized for issuance under equity compensation plans in Item 12 of this report.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

      The following table sets forth selected consolidated financial data for the Company for the periods and the dates indicated. The consolidated balance sheet data as of December 31, 2003 and 2002 and the consolidated statement of operations data for the years ended December 31, 2003, 2002 and 2001 have been derived from the audited consolidated financial statements of the Company, included elsewhere herein. The consolidated balance sheet data as of December 31, 2000 and 1999 and consolidated statement of operations data for the years ended December 31, 2000 and 1999 have been derived from the Company’s audited financial statements not included or incorporated herein. The selected financial data should be read in conjunction with, and are qualified in their entirety by, the Consolidated Financial Statements of the Company and related Notes and other financial information included elsewhere in this report.

	Fiscal Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue:
Royalties	$16,617	$19,967	$21,765	$22,478	$21,547
Franchise fees	20	122	348	511	843
Developer fees(1)	168	231	455	740	1,058
Restaurant sales	32,011	31,723	29,906	25,738	18,533
Brand contribution	6,405	7,309	7,397	7,142	6,173
Other fees and revenue	957	1,194	1,981	2,566	3,254

Total revenue	56,178	60,546	61,852	59,175	51,408

Expenses:
Service costs:
Royalties	2,463	3,975	4,745	5,295	6,601
Franchise fees	—	53	149	216	389

	2,463	4,028	4,894	5,511	6,990

Restaurant operations:
Cost of sales	9,318	8,935	8,363	7,353	5,457
Personnel and benefits	13,551	12,998	12,515	10,693	7,374
Operating expenses	8,027	7,557	6,945	5,661	4,233

	30,896	29,490	27,823	23,707	17,064

Equity loss on investments	471	194	109	55	—

General and administrative	24,072	19,489	18,721	27,865	18,078

Depreciation and amortization(2)	5,179	5,020	4,224	3,771	3,186

Total expenses	63,081	58,221	55,771	60,909	45,318

Income (loss) from operations	(6,903)	2,325	6,081	(1,734)	6,090
Other:
Interest income	323	652	943	2,265	3,097
Interest expense	(4,005)	(3,073)	(2,822)	(3,586)	(2,316)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(10,585)	(96)	4,202	(3,055)	6,871
Provision (credit) for income taxes	1,164	103	1,713	(744)	2,525

Net income (loss) before cumulative effect of change in accounting principle	(11,749)	(199)	2,489	(2,311)	4,346
Cumulative effect of change in accounting principle, net of tax(1)	—	—	—	—	(3,820)

Net income (loss)	$(11,749)	$(199)	$2,489	$(2,311)	$526

Earnings per share — basic, before cumulative effect	$(1.60)	$(0.03)	$0.34	$(0.31)	$0.59
Earnings per share — basic	(1.60)	(0.03)	0.34	(0.31)	0.07
Earnings per share — diluted, before cumulative effect	(1.60)	(0.03)	0.33	(0.31)	0.58
Earnings per share — diluted	(1.60)	(0.03)	0.33	(0.31)	0.07
Consolidated Balance Sheet Data:
Total assets	$125,776	$137,526	$114,149	$113,501	$132,759
Long-term debt, less current maturities	42,586	46,064	25,897	26,251	21,275
Stockholders’ equity	62,862	74,319	74,402	72,522	74,735

(1)	Effective January 1, 1999, the Company implemented a change in accounting principle regarding revenue recognition of developer fees.

(2)	Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142. See “Notes to Consolidated Financial Statements.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a franchisor and operator of restaurants in the fast-casual sector in 37 states, the District of Columbia, and six foreign countries. We derived approximately 98.0% of our revenue in 2003 from three recurring sources: royalties from franchisees, restaurant sales at Company-operated restaurants and brand contribution (license fees from the sales of Schlotzsky’s brand products to the restaurant system and in the retail sector). Royalties are generally reported and collected weekly. Our revenues declined in 2003 as a result of, among other factors, economic difficulties in local economies and trade areas, decreased store count and increased competition. These economic difficulties continued to depress sales levels across the system to below 2001 levels and had a tempering effect on franchisee development and new restaurant openings.

      In 2003 we began to enhance and expand the menu of the Schlotzsky’s system to increase the culinary sophistication of menu offerings and to improve nutritional value through increased offerings of lower calorie and reduced fat menu items. At the same time, restaurant designs were updated to complement the new menu and to improve restaurant efficiency and the quality of the customers’ dining experience. These changes, introduced through our Sandwich Café (originally known as Concept 2005) initiative, are intended to increase restaurant sales volumes and improve gross margins and restaurant profitability. We began to test the menu and format enhancements with several Company-operated restaurants in Austin, Texas, starting in the second quarter of 2003, and we began to introduce several of the successful enhancements to the franchise system in the fourth quarter of 2003. We expect to implement these changes throughout most of the Schlotzsky’s system in 2004 and 2005.

      We are pursuing long-term financing to provide additional liquidity for the Company, to refinance certain shorter-term or higher-rate debt and to support operations. Potential financing alternatives include asset-backed financing, secured by intellectual property and related royalty rights and agreements, conventional real estate mortgages, and equity financing. In addition, we are negotiating with certain creditors to modify the terms of the obligations and required payments. We undertook significant cost savings measures in 2003, including a reduction in force and cuts in our general and administrative expenses.

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

      We believe the following critical accounting policies require estimates about the effect of matters that are inherently uncertain and require subjective judgments. Changes in the estimates and judgments, or the assumptions underlying these estimates and judgments, could significantly impact our results of operations and financial conditions in future periods.

•	Determination of the appropriate valuation allowances for accounts and notes receivable.

Our accounts and notes receivable are primarily from franchisees of the Schlotzsky’s system. We require personal guarantees for all franchise accounts and, for notes receivable, generally obtain a secondary secured interest in the related property and equipment or rights. Many of the notes receivable are fully subordinated to the franchisee’s senior mortgage debt. In reviewing the adequacy of the valuation allowances for accounts and notes receivable, we consider factors such as historical collection experience, the estimated value of personal guarantees and real property collateral, the franchisee’s sales and operating trends, including potential for improvement in operations, and general and local economic conditions that may affect the franchisee’s ability to pay. Actual realization of amounts receivable could differ materially from our estimates.

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

Our deferred tax assets represent expenses and losses that will offset future income tax liability. If the Company is unable to generate income tax liability resulting from future net income the value of this tax asset would be impaired. The Company considers such factors as current trends, operating margins and future system growth in determining projected net income, and projected net income is used to assess realizable value of the deferred tax asset.

      The following table sets forth the percentage relationship to total revenue of the listed items included in our consolidated statements of operations, except as otherwise indicated.

	Fiscal Years Ended
	December 31,

	2003	2002	2001

Consolidated Statement of Operations Data (4):
Revenue:
Royalties	29.6%	33.0%	35.2%
Franchise fees	—	0.2	0.6
Developer fees	0.3	0.4	0.7
Restaurant sales	57.0	52.4	48.3
Brand contribution	11.4	12.1	12.0
Other fees and revenue	1.7	1.9	3.2

Total revenue	100.0	100.0	100.0

Expenses:
Service costs:
Royalties(1)	14.8	19.9	21.8
Franchise fees(2)	—	43.8	42.8
Restaurant operations:
Cost of sales(3)	29.1	28.2	28.0
Personnel and benefits(3)	42.3	41.0	41.8
Operating expenses(3)	25.1	23.7	23.2
Equity loss on investments	0.8	0.3	0.2
General and administrative	42.8	32.2	30.3
Depreciation and amortization	9.2	8.3	6.8
Total expenses	112.2	96.1	90.2

Income (loss) from operations	(12.2)	3.9	9.8
Other:
Interest income	0.6	1.2	1.5
Interest expense	(7.1)	(5.2)	(4.6)

Total other	(6.5)	(4.0)	(3.1)

Income (loss) before income taxes	(18.5)	(0.1)	6.8
Provision (credit) for income taxes	2.1	0.2	2.8

Net income (loss)	(20.9)%	(0.3)%	4.0%

(1)	Expressed as a percentage of royalties.

(2)	Expressed as a percentage of franchise fees.

(3)	Expressed as a percentage of restaurant sales.

(4)	Amounts may not sum due to rounding.

RESULTS OF OPERATIONS

Fiscal Year 2003 Compared to 2002

      REVENUE. Total revenue decreased 7.2% from $60,546,000 to $56,178,000.

      ROYALTIES decreased 16.8% from $19,967,000 to $16,617,000. The decrease was due to a decrease in the average number of franchised restaurants operating during 2003 compared to 2002 and a decrease in same store contractual sales of 10.9%.

      The following table sets forth additional data concerning the domestic franchised restaurant system:

	Year Ended December 31,

	2003	2002	2001

Restaurant Data
Restaurants opened:
Domestic —
New	2	8	17
Re-openings	5	11	18

Total domestic openings	7	19	35
Domestic closings	95	45	69

Operating domestic restaurants at end of year	539	627	653

Average weekly sales for domestic franchised restaurants	$10,199	$11,143	$11,466

Change in same store sales for domestic franchised restaurants	(10.9)%	(5.9)%	(1.7)%

      FRANCHISE FEES decreased 83.6% from $122,000 to $20,000. The decrease was principally the result of fewer openings of franchised restaurants as well as a decrease in average franchise fee recognized per opening during 2003 as compared to the prior year.

      DEVELOPER FEES decreased 27.3% from $231,000 to $168,000. The decrease is primarily attributed to the full recognition of revenue on certain agreements during 2003.

      RESTAURANT SALES increased 0.9% from $31,723,000 to $32,011,000. The increase was primarily due to an increase in the average number of Company-operated restaurants during 2003 compared to 2002, partially offset by an 8.6% decrease in same store sales. As of December 31, 2003, there were 37 Company-operated restaurants, compared to 36 at December 31, 2002, of which 23 and 22, respectively, were available for sale. During 2003, we closed two available for sale restaurants. During 2003, we also acquired an additional two restaurants from franchisees and opened one new restaurant.

      SCHLOTZSKY’S BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 12.4% from $7,309,000 to $6,405,000. The decrease was primarily due to the effect of the decrease in franchisee sales, partially offset by more favorable terms with certain major suppliers than in the prior year and an increase in sales through retail channels. Sales of Schlotzsky’s brand products through retail channels of distribution accounted for 9.0% of brand contribution in 2003, up from 6.5% in 2002.

      OTHER FEES AND REVENUE decreased 19.8% from $1,195,000 to $958,000. The decrease was due to reduced vendor contributions to conventions and franchisee meetings and a decrease in expired franchise fees and transfer fees.

      OPERATING EXPENSES. SERVICE COSTS decreased 38.9% from $4,028,000 to $2,463,000, and as a percentage of royalties and franchise fees decreased from 20.1% to 14.8%. This decrease was primarily due to the full year impact of the reacquisition of certain area developer territory rights during 2002, a decrease in franchise fee costs due to fewer restaurant openings during 2003 as compared to the prior year, and a decrease in royalty and franchise fee revenue.

      RESTAURANT OPERATIONS EXPENSES increased 4.8% from $29,490,000 to $30,896,000. This increase was primarily due to product, process and equipment testing associated with the Sandwich Café initiative and partially due to the increase in restaurant sales and by training and pre-opening costs for Company-operated restaurants not yet opened. RESTAURANT COST OF SALES increased 4.3% from $8,935,000 to $9,318,000, and increased as a percentage of net restaurant sales from 28.2% to 29.1%. This increase, as a percentage of net restaurant sales, was primarily due to increased commodity prices and product testing. RESTAURANT PERSONNEL AND BENEFITS COST increased 4.3% from $12,998,000 to $13,551,000, and increased as a percentage of net restaurant sales from 41.0% to 42.3%. The increase, as a percentage of net restaurant sales, was due to increased personnel time associated with product and process testing. RESTAURANT OPERATING EXPENSES increased 6.2% from $7,557,000 to $8,027,000, and increased as a percentage of net restaurant sales from 23.8% to 25.1%. The increase, as a percentage of net restaurant sales, was primarily due to fixed costs relating to the decrease in average sale volumes.

      EQUITY LOSS ON INVESTMENTS increased 142.8% from a loss of $194,000 to a loss of $471,000. The equity loss on investment represents the Company’s 50% interest in a limited liability partnership that operates a Schlotzsky’s restaurant which opened in 2000. In the 3rd quarter of 2003 the Company agreed to acquire the other 50% interest in the venture and began to consolidate the entity.

      GENERAL AND ADMINISTRATIVE EXPENSES increased 23.5% from $19,489,000 to $24,071,000, and increased from 34.9% to 42.8% as a percentage of total revenue. General and administrative expenses include such costs as the Company’s bad debt expense, project abandonment costs, and franchisee programs expense, in addition to salaries and benefits costs and corporate overhead. In 2003 general and administrative expenses increased due to a significant increase in notes receivable valuation allowances, to $2.4 million, up from $0.8 million in 2002, primarily related to impairment allowances for notes receivable the Company issued to franchisees prior to 2001; an increase in reserves for royalties receivable from the franchise system, up to $0.8 million from $0.5 million in 2002; an increase in lease and mortgage guarantees on franchisee liabilities, up to $0.9 million from $0.5 million in 2002; a $1.4 million charge to expense accumulated financing costs, of which there was no comparable cost in 2002; and approximately $1.3 million in costs for franchisee programs, up from approximately $0.3 million in 2002. Additionally, insurance and legal and professional costs increased in 2003. The costs were offset by salary reductions of approximately $0.5 million realized in the fourth quarter due to a corporate reduction in force in the third quarter.

      DEPRECIATION AND AMORTIZATION increased 3.2% from $5,020,000 to $5,179,000, and increased from 8.3% to 9.2% as a percentage of total revenue. The increase was primarily due to the amortization of reacquired area developer territory rights, and an increase in the average number of Company-operated restaurants.

      INTEREST INCOME decreased 50.5% from $652,000 to $323,000. The decrease was due to the decrease in the amount of outstanding notes receivable and the non-recognition of interest income on certain subordinated or under-performing notes receivable.

      INTEREST EXPENSE increased 30.3% from $3,073,000 to $4,005,000 due to debt incurred in August 2002 in conjunction with the reacquisition of our largest area developer territorial rights, partially offset by a decrease in total debt outstanding during 2003.

      PROVISION FOR INCOME TAXES reflected a provision for 2003, although there was a pretax loss, due to the impairment of the Company’s deferred tax assets and a state tax provision.

      NET INCOME decreased from a loss of $199,000 to a loss of $11,749,000, and earnings per share, both basic and diluted, were $(1.60) for the twelve months ended December 31, 2003, compared to $(0.03), both basic and diluted, in the prior year, due to the foregoing factors.

Supplemental Restaurant Operations Information —

Performance of Long-term Portfolio Restaurants

      We use certain key performance indicators, including without limitation, the financial and non-financial performance indicators identified in the following table, to manage the business and believe that such performance indicators may be useful to an understanding and evaluation of the Company’s financial condition and operating performance, as well as its prospects for the future.

      The following table is presented for the Schlotzsky’s restaurants in the Company’s long-term portfolio for the twelve months ended December 31, 2003. As of December 31, 2003, this restaurant group included ten restaurants in the Austin area, two in the Houston area, two in College Station, Texas and one in suburban Atlanta, Georgia. This group includes fifteen freestanding restaurants and one shopping center end cap restaurant. In accordance with our internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report. Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the 15 Schlotzsky’s restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Year Ended	Percentage		Worst
	December 31,	of Gross	Best Percentage	Percentage
	2003	Sales	Performance(1)	Performance(1)

	(In thousands)
Gross sales	$14,695	100.0%
Less-discounts	685	4.7	4.1%	5.6%

Net sales	14,010	95.3
Cost of sales	3,993	27.2	25.7	29.0
Personnel and benefits:
Crew costs	3,369	23.0	21.2	25.7
Management costs	1,659	11.3	9.3	16.7
Operating expenses:
Advertising	754	5.1	3.6	5.3
Controllable expenses	1,082	7.4	5.7	9.5

Operating income before facility costs, and depreciation and amortization	3,153	21.5	26.3	14.1
Facility costs	671	4.6	1.3	9.6

Operating income before depreciation and amortization	$2,482	16.9%	25.0%	4.6%

(1)	Represents the actual best and worst percentage performance among restaurants in this group for this income statement category.

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

      DEVELOPER FEES decreased 49.2% from $455,000 to $231,000. The decrease was primarily attributed to the expiration of amortization on certain agreements, and an increase in income related to the recognition of deferred developer fees based upon the termination of one international master licensee in the third quarter of 2001.

      RESTAURANT SALES increased 6.1% from $29,906,000 to $31,723,000. The increase was primarily due to an increase in the average number of Company-operated restaurants during 2002 compared to 2001, partially offset by an 8.0% decrease in same store sales. As of December 31, 2002, there were 36 Company-operated restaurants, compared to 33 at December 31, 2001, of which 22 and 18, respectively, were available for sale. During 2002, we closed two restaurants, one in the Schlotzsky’s long-term portfolio and one available for sale restaurant. Also during 2002, we acquired an additional four restaurants from franchisees and reopened one restaurant, which was previously operated by a franchisee. In the normal course of business, we expect to acquire additional restaurants from franchisees. While it is our intention to re-franchise these restaurants, the restaurants serve as a base of operations for Company personnel in their respective markets and, as such, are an important part of the franchising infrastructure.

      SCHLOTZSKY’S BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 1.2% from $7,397,000 to $7,309,000. The decrease was primarily due to the effect of the decrease in systemwide contractual sales, partially offset by more favorable terms with certain major suppliers than in the prior year, the recognition of $151,000 in past due fees from a licensee during the second quarter of 2002, and an increase in sales through retail channels. Sales of Schlotzsky’s brand products through retail channels of distribution accounted for 6.5% of brand contribution in 2002, up from 4.8% in 2001.

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

      RESTAURANT OPERATIONS EXPENSES increased 6.0% from $27,823,000 to $29,490,000. This increase was primarily due to the increase in restaurant sales. RESTAURANT COST OF SALES increased 6.8% from $8,363,000 to $8,935,000, and increased as a percentage of net restaurant sales from 28.0% to 28.2%. RESTAURANT PERSONNEL AND BENEFITS COST increased 3.9% from $12,515,000 to $12,998,000, and decreased as a percentage of net restaurant sales from 41.8% to 41.0%. The decrease, as a percentage of net restaurant sales, was due to improved labor scheduling. RESTAURANT OPERATING EXPENSES increased 8.8% from $6,945,000 to $7,557,000, and increased as a percentage of net restaurant sales from 23.2% to 23.8%. The increase as a percentage of net restaurant sales was primarily due to fixed cost expense components related to acquired restaurants as well as a reduction in the leverage on fixed costs, due to the decrease in average sale volumes. All cost components were adversely impacted by training and pre-opening costs for Company-operated restaurants that will open in the future. The use of some Company-operated restaurants in the long-term portfolio for product, process and equipment testing and for systemwide training also adversely impacted their operating performance.

      EQUITY LOSS ON INVESTMENTS increased 78.0% from a loss of $109,000 to a loss of $194,000. The equity investment represents the Company’s 50% interest in a limited liability company that operates a Schlotzsky’s restaurant which opened in 2000.

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

      DEPRECIATION AND AMORTIZATION increased 18.8% from $4,224,000 to $5,020,000, and increased from 6.8% to 8.3% as a percentage of total revenue. The increase was primarily due to the amortization of reacquired area developer territory rights, depreciation related to an increase in the average number of Company-operated restaurants during 2002 as compared to the prior year, and a $300,000 impairment charge, related to restaurants, partially offset by a reduction of approximately $241,000 in intangible asset amortization expense related to the adoption of SFAS No. 142.

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

OFF-BALANCE SHEET ARRANGEMENTS

      We have outstanding guarantees of indebtedness of others, including related parties, of approximately $24.6 million as of December 31, 2003. These guarantees include approximately $4.7 million of lease guarantees for the benefit of franchisees, approximately $13.1 million of mortgage loan guarantees for the benefit of franchisees, approximately $6.2 million of loan guarantees for the benefit of related parties, and $573,000 in guarantees related to the sale of assets.

      The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which we developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease. The maximum guarantee for a single lease is approximately $1.3 million. Certain guarantees extend through 2018. We may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. We have indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse us for any amounts paid under such guarantees. We also have net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of December 31, 2003. (See “Note 7 to the Consolidated Financial Statements.”)

      The mortgage loan guarantees for the benefit of franchisees also arose primarily through our former Turnkey program, in which we developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee’s mortgage loan. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage. The maximum amount of a single guarantee is approximately $1.2 million. Certain guarantees extend through 2016. We may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner, or we may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for net proceeds less than the amount of the outstanding mortgage. We have indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse us for any amount paid under such guarantees. In the event that we purchase the loan from the lender in the event of a default, we would succeed to the lender’s security interest in the related property.

      The loan guarantees in favor of related parties primarily arose when we guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to us. One of the guarantees, for the benefit of our real estate venture, is of mortgage debt, totaling approximately $2.0 million. This guarantee extends through 2009. Another guarantee, in the amount of approximately $4.14 million, is for the benefit of NAMF, the advertising entity of the Schlotzsky’s restaurant system, for which we received the net proceeds of the loan in repayment of outstanding debt to us. This guarantee expires in 2004. We may extend the guarantee in connection with the renewal of the loan.

      We have been called upon, from time to time, to make payments on obligations we have guaranteed on behalf of franchisees under the former Turnkey program. We will make additional payments in the future to the extent that franchised stores developed under the Turnkey program default on obligations that we have guaranteed. During 2003, we paid approximately $610,000 in various lease guarantees and approximately $250,000 under various loan guarantees, both for the benefit of franchisees. In addition, pursuant to a guarantee of a franchisee’s debt obligation, we purchased that obligation from a bank, in the amount of approximately $665,000, in August 2003 of which $298,000 was outstanding and secured with an agreed judgment at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents increased $379,000 in 2003, and decreased $1,889,000 in 2002. Cash flows are impacted by operating, investing and financing activities.

      Operating activities provided $6,130,000 of cash in 2003 and $6,669,000 of cash in 2002. The decrease in cash provided was primarily the result of the decline in net income partially offset by increased impairment and bad debt expense, which are generally non-cash events in the year they occur. Additionally, increases in accounts payable and decreases in accounts receivable further offset the decline in net income.

      Investing activities provided $1,102,000 and used $4,055,000 of cash in 2003 and 2002, respectively. The decrease in cash used in 2003 compared to 2002 was the net result of an increase in proceeds from the sale of real estate held for sale, an increase in collections of notes receivable, and a decrease in expenditures for intangible assets, partially offset by an increase in expenditures for new Company-operated restaurants.

      Financing activities used $6,593,000 and $4,503,000 of cash in 2003 and 2002, respectively. The increase in cash used in 2003 compared to 2002 is primarily the net result of less borrowing by the Company, partially offset by reduced debt service.

      At December 31, 2003, we had approximately $50,285,000 of total debt outstanding. Scheduled maturities of debt through December 31, 2004 approximate $7,699,000 (including short-term debt).

      Schlotzsky’s Franchisor, LLC entered into a loan agreement in November 2003 in the amount of approximately $2,500,000 with John C. Wooley and Jeffrey J. Wooley (the “Loan”) and the Loan was extended in January 2004. The Loan and other previous personal guarantees provided by the Wooleys on our behalf were initially secured by a first lien on our intellectual property, contract rights, and other intangibles before they were subordinated as discussed below. The Loan matures in December 2006 and has an annual interest rate of 2.5% over prime. The proceeds of the Loan were used to pay certain accounts payable and to provide us with additional liquidity while we seek a longer term financing. In connection with the Loan, the Wooleys received $1.00 in excess of their costs.

      In December 2003, we negotiated modifications to the debt held by NS Associates, Ltd., a former area developer, of approximately $18.0 million (the “NS Loan”). These modifications decreased the monthly payments under the NS Loan from $520,000 to $120,000 for 12 months, after which payments increase to $420,000 a month. The term of the NS Loan was extended from June 2005 to December 2006. In addition, the interest on the balance was fixed at 3% for 12 months and then fluctuates thereafter at four points over the prime rate. In exchange, NS Associates received a first lien on our intellectual property. John C. Wooley and Jeffrey J. Wooley agreed to subordinate their first lien securing, among other things, the Loan to repayment of the NS Loan. In addition, NS Associates agreed to subordinate its security interest to any new lender who provides up to $3,000,000 in senior debt to the Company. We are subject to certain covenants under the terms of the NS Loan. If we fail to satisfy the terms of those covenants, it would constitute a default under the terms of the NS Loan, and NS Associates would have the right to accelerate the maturity of its debt. In the first quarter of 2004 the Company borrowed $1,500,000 of this senior debt and is seeking an additional $1,500,000.

      Certain of our mortgage debt requires the maintenance of financial ratios, including debt-to-equity and working capital ratios. At December 31, 2003, the Company was in compliance with or had obtained a waiver of such covenants. However, any failure to remain in compliance with the restrictive covenants of the Company’s mortgages in the future could have material adverse consequences to the Company. In addition, one of our mortgages requires the application to the mortgage of the net cash proceeds from the sale of certain real estate held for sale.

      The following tables present certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of December 31, 2003:

	Payments Due by Period
	As of December 31, 2003

		Less than
Contractual Obligations	Total	1 Year	1-3 Years	4-5 Years	After 5 Years

Short-term Debt	$1,134,000	$1,134,000	$—	$—	$—
Long-term Debt	49,151,000	6,565,000	31,684,000	3,247,000	7,655,000
Operating Leases	18,852,000	2,436,000	5,930,000	2,221,000	8,265,000

		Amount of Commitment Expiration Per Period
		As of December 31, 2003
	Total
	Amounts	Less than
Other Commercial Commitments	Committed	1 Year	1-3 Years	4-5 Years	After 5 Years

Guarantees	$24,622,000	$9,424,000	$1,747,000	$4,173,000	$9,278,000

      We have experienced net reductions in the number of restaurants systemwide quarterly since early 2000 and have experienced decreased royalty collections quarterly since mid-2001. In addition to the net decline in restaurants, we have also experienced declines in same store sales for franchised restaurants since mid-2001. This decline in same store sales has led to a decrease in royalty collections from our franchisees. We have developed and implemented strategies, including the re-imaging of restaurants, the introduction of an enhanced menu with new items and combinations, and the resumed marketing of our franchise licensing program, in an effort to reverse and mitigate the impact of these trends. We expect that the number of restaurants will continue to decline, however, during the first two quarters of 2004 and possibly thereafter. Continuation of these trends would have a material adverse impact on our royalty revenue, brand contribution, cash flow and liquidity.

      On July 31, 2003 we effected a reduction in force eliminating 39 positions on the corporate staff, reducing the personnel employed at our corporate headquarters or as field personnel to approximately 110 at that time. We believe that these reductions, along with certain salary adjustments, began to impact operating results in the third quarter of 2003, but were offset by separation expenses incurred during the same quarter. The impact of these position reductions and salary adjustments were more fully reflected in the fourth quarter of 2003, and we anticipate a significant effect in 2004. We also developed and implemented plans to significantly reduce non-compensation general and administrative expenses and certain employee benefits in an effort to achieve a reduction in total general and administrative expenses.

      The decline in store revenues and closings have decreased our advertising collections by NAMF. Due to these decreased collections, we have had less funds available for advertising than in prior periods.

      We may develop additional Company-operated restaurants in the future and plan to convert existing Company-operated restaurants to the Sandwich-Café format. One Company-operated restaurant opened in the Austin area in June 2003. We also have acquired building sites for four additional restaurants in the Austin area and entered into a lease for a site in the Houston area. Sites for additional restaurants in Texas and other markets are under consideration. However, future development of these sites and conversion of existing restaurants is limited until we have obtained additional financing to fund this growth in our Company-operated restaurants.

      We made improvements to our operations of the Company-operated restaurants in 2003. We modified internal reporting procedures and focused our restaurant managers on seeking to improve daily and weekly results, which improved our operating accountability. In addition, we moved franchisee training, product research and development, and operations experimentation from our core stores into four stores that are located in different regions of the country, rather than having all training occur in a few stores in Texas. The refinement of the Sandwich Café operating procedures also enhanced operations at certain Company-operated restaurants as the training for the new menus was completed.

      In addition, we believe that we have also begun to see potential improvement in our franchise licensing efforts. We have increased advertising for sales of franchise licenses and we have improved our Internet presence for that purpose. These two factors have led to increased interest in our franchise opportunities.

      We are currently attempting to generate additional working capital with third party financing and are pursuing financing alternatives, including senior debt, real estate mortgages, asset-backed financing secured by our intellectual property and related royalty rights and agreements, and equity financing. While we are in discussions with several potential lenders or investors at this time, there can be no assurances that such financing will be available or accomplished. Should these discussions not result in an acceptable financing, we would need to continue to seek additional financing that would be sufficient, with our operating income, to allow us to fund our operating expenses and debt service. If we are unable to obtain adequate financing during the first half of 2004 or are unable to negotiate waivers or favorable payment terms with creditors, our ability to fund continuing operations and working capital needs could be materially adversely affected, and we might violate certain financial covenants to which we are subject under certain third party agreements, including loan agreements.

      Because of the decline in restaurant count and the debt obligation under certain seller financed debt which initially was scheduled to mature in 2005, the Company increased its accounts payable during 2003. The Company extended the payment terms for many of its vendors, and this change in terms is primarily responsible for the $3,879,000 shown as changes in accounts payable and accrued liabilities. Waivers and deferred payment terms have been negotiated and, in some cases, are being negotiated with certain of these creditors. The Company intends to improve vendor terms as its liquidity situation improves, and plans on using future financing to reduce accounts payable and improve aging of vendor accounts.

      The Company sold $2.7 million of undeveloped real estate in 2003, and continues to market its remaining held for sale real estate assets. Proceeds from the sale of real estate are pledged to reduce a credit facility with a remaining balance of $1,723,000 at December 31, 2003.

QUARTERLY COMPARISONS

      We utilize a “4-4-5 week” quarterly reporting schedule for royalties, restaurant operations and royalty service costs. Fiscal years 2002 and 2001 included 52 weeks, while 2003 included 53 weeks, including 14 weeks, instead of 13, in the fourth quarter of 2003. For all other areas of the financial statements, we report all fiscal quarters as ending on March 31, June 30, September 30 and December 31.

      We believe that we experience only moderate seasonality.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED)

      The following tables present unaudited condensed quarterly results of operations and selected restaurant data for 2003 and 2002.

	2003				2002

	1st	2nd	3rd	4th	1st	2nd	3rd	4th

	(Dollars in thousands, except per share data)
Revenue:
Royalties	$4,304	$4,285	$3,977	$4,051	$5,120	$5,264	$4,984	$4,599
Franchise fees	—	3	17	—	20	42	—	60
Developer fees	50	44	37	37	60	60	59	52
Restaurant sales	7,612	8,001	7,937	8,461	7,871	8,269	7,935	7,648
Brand contribution	1,651	1,709	1,601	1,444	1,883	1,991	1,820	1,615
Other fees and revenue	213	220	280	244	292	276	295	331

Total revenue	13,830	14,262	13,849	14,237	15,246	15,902	15,093	14,305

Expenses:
Service costs:
Royalties	664	667	607	527	1,135	1,106	1,009	725
Franchise fees	—	—	—	(2)	10	16	—	27

	664	667	607	525	1,145	1,122	1,009	752

Restaurant operations:
Cost of sales	2,172	2,349	2,419	2,378	2,196	2,312	2,247	2,180
Personnel and benefits	3,365	3,445	3,458	3,283	3,169	3,293	3,305	3,231
Operating expenses	1,902	2,202	1,997	1,926	1,767	1,869	1,989	1,932

	7,439	7,996	7,874	7,587	7,132	7,474	7,541	7,343

Equity loss on investments	67	83	320	1	30	48	59	57

General and administrative	5,071	6,713	7,115	5,172	4,480	4,835	4,834	5,340

Depreciation and amortization	1,249	1,283	1,271	1,377	1,083	1,086	1,274	1,577

Total expenses	14,490	16,742	17,187	14,662	13,870	14,565	14,717	15,069

Income (loss) from operations	(660)	(2,480)	(3,338)	(425)	1,376	1,337	376	(764)
Other:
Interest income	104	104	53	62	217	95	119	221
Interest expense	(1,016)	(1,010)	(954)	(1,024)	(603)	(655)	(797)	(1,018)

Income (loss) before income taxes	(1,572)	(3,386)	(4,239)	(1,387)	990	777	(302)	(1,561)
Provision (credit) for income taxes	(506)	(1,119)	(1,463)	4,252	362	288	(60)	(487)

Net income (loss)	$(1,066)	$(2,267)	$(2,776)	$(5,639)	$628	$489	$(242)	$(1,074)

Earnings per share — basic	$(0.15)	$(0.31)	$(0.38)	$(0.76)	$0.09	$0.07	$(0.03)	$(0.15)

Earnings per share — diluted	$(0.15)	$(0.31)	$(0.38)	$(0.76)	$0.08	$0.07	$(0.03)	$(0.15)

IMPACT OF INFLATION

      We believe that inflation did not have a material impact on our operations for the periods reported. Significant increases in labor, employee benefits, food costs and other operating expenses could have a material adverse effect on franchisees’ and Company-operated restaurant operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Changes in short-term interest rates on loans from financial institutions could materially affect our earnings because the interest rates charged on certain underlying obligations are variable.

      At December 31, 2003, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $77,200 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of our variable rate debt and assumes no change in the volume or composition of debt at December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Reference is made to the consolidated financial statements and schedule referred to in the index on page F-1 setting forth the Consolidated Financial Statements of Schlotzsky’s, Inc. and Subsidiaries, together with the reports thereon of Grant Thornton LLP.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      The Company’s management, including the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Company’s principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

      There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The current directors and executive officers of the Company are:

		Present	Year First
		Term	Elected
Name/Position(s) and Office(s) with the Company	Age	Expires	Director

Floor Mouthaan (1)(2)
Director	58	2006	1994
Pike Powers(3)
Director	63	2006	2003
Raymond A. Rodriguez
Director	46	2005	1994
John Sharp (1)(3)
Director	53	2005	2003
Sarah Weddington (2)(3)
Director	59	2006	2003
John C. Wooley(4)
Chairman of the Board, President and CEO	55	2004	1981
Jeffrey J. Wooley(4)
Director, Senior Vice President and Secretary	58	2005	1981
Darrell W. Kolinek
Senior Vice President — Restaurant Operations	52	N/A	N/A
Joyce Cates
Senior Vice President — Franchise Operations	56	N/A	N/A

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

(4)	Member of the Executive Committee.

      Floor Mouthaan has been a managing director of Gold-Zack AG, a German investment banking firm, since July 2000. He was the managing director of Greenfield Capital Partners, B.V., from 1995 to 2000. Mr. Mouthaan was the chief executive officer of Noro (Nederland) B.V., an international venture capital fund located in Zeist, the Netherlands, from 1988 to 1995.

      Pike Powers has been a partner in the law firm of Fulbright & Jaworski, L.L.P. since 1978. He served as a Texas State Representative from 1972 to 1979 and was executive assistant to Texas Governor Mark White in 1983. Mr. Powers received a BA from Lamar University in 1962 and a JD from The University of Texas School of Law in 1965.

      Raymond A. Rodriguez has been President of RAR Service Group, Inc., a financial services and consulting firm located in Long Grove, Illinois, since 1985. Mr. Rodriguez is an officer and principal shareholder of Barmar Enterprises, Inc., an area developer for the Company in the Chicago, Illinois area since 1992, and has been an owner of several Schlotzsky’s restaurants in Illinois since 1993.

      John Sharp has served as a principal in the tax consulting firm Ryan & Company since 1998. Mr. Sharp served as Texas Comptroller of Public Accounts from 1991 to 1998 and as a Texas Railroad Commissioner from 1985 to 1991. He served as a Texas State Senator from 1982 to 1985 and as a Texas State Representative from 1979 to 1982. Mr. Sharp received a BA from Texas A&M University in 1972 and a MPA in public administration from Southwest Texas State University in 1975.

      Sarah Weddington is a lawyer, author, speaker and adjunct professor at The University of Texas at Austin. She served as director of the Texas Office of State-Federal Relations from 1983 to 1985, as Assistant to President Jimmy Carter from 1978 to 1981 and as General Counsel of the U.S. Department of Agriculture from 1977 to 1978. Dr. Weddington served as a Texas State Representative from 1973 to 1977. Dr. Weddington received a BA from McMurry University in 1964 and a JD from The University of Texas School of Law in 1967.

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

      Joyce Cates joined the Company in 1994 as Franchise Sales Administrator. In February 1995, she was appointed Office Administrator. In December 1995, she was promoted to Vice President of Corporate Administration. In January 1998, she became Vice President of Executive Administration. In October 1999, she was named Vice President of Franchise Operations. In October 2000, she was named Senior Vice President of Franchise Operations. Ms. Cates received a Bachelor of Science degree from Texas Woman’s University in 1969.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and beneficial owners of more than 10% of our common stock to report beneficial ownership and changes in beneficial ownership with the SEC. Based solely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, we believe that all these persons filed the reports required by Section 16(a) of the Exchange Act with the SEC on a timely basis during fiscal year 2003.

AUDIT COMMITTEE FINANCIAL EXPERT

      The Company has a separately designated standing audit committee comprised of Floor Mouthaan and John Sharp. The Company’s Board of Directors has determined that while none of the Audit Committee members is an “audit committee financial expert,” as defined in the rules adopted by the SEC, the Audit Committee meets the requirements of the applicable NASDAQ rules. The Board has concluded that the ability of the Audit Committee to perform its duties will not be impaired by the absence of an “audit committee financial expert” if the Audit Committee otherwise satisfies the NASDAQ standards.

CODE OF BUSINESS CONDUCT AND ETHICS AND CORPORATE GOVERNANCE

      The Company has adopted a code of ethics that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics, designated as the “Code of Business Conduct and Ethics” by the Company, can be found on the Company’s website at www.schlotzskys.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any amendment to, or waiver from, any applicable provision (related to elements listed under Item 406(b) of Regulation S-K) of the “Code of Business Conduct and Ethics” that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on the Company’s website at www.schlotzskys.com.

      The Board of Directors also has adopted and approved written charters for its Nominating and Corporate Governance, Audit and Compensation Committees. All of the foregoing documents are available on the Company’s website at www.schlotzskys.com.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth certain information with respect to the compensation paid by the Company for services rendered during the fiscal years ended December 31, 2003, 2002 and 2001 to the Company’s chief executive officer and the next top five paid employees in 2003.

						Long Term Compensation

						Awards	Payouts

		Annual Compensation				Securities
						Underlying	All Other
Name and Principal Position	Year	Salary($)		Bonus($)		Options/SARs (#)	Compensation($)

John C. Wooley	2003	361,870		-0-		-0-	34,176	(2)
Chairman of the Board,	2002	377,287		-0-		-0-	186,462	(3)
President and CEO	2001	300,000		150,000	(1)	-0-	184,212	(4)
Jeffrey J. Wooley	2003	271,298		-0-		-0-	44,205	(6)
Director, Senior VP and	2002	282,965		-0-		-0-	183,811	(7)
Secretary	2001	225,000		112,500	(5)	-0-	119,100	(8)
Richard H. Valade	2003	182,250	(9)	-0-		-0-	91,761	(10)
Executive VP,	2002	243,000		-0-		-0-	16,479	(11)
Treasurer and CFO	2001	225,000		112,500	(1)	-0-	12,757	(12)
Darrell W. Kolinek	2003	166,250		-0-		-0-	19,757	(13)
Senior VP — Restaurant	2002	170,000		-0-		-0-	7,472	(14)
Operations	2001	155,000		-0-		40,000	340	(15)
Joyce Cates	2003	165,833		-0-		-0-	6,633	(15)
Senior VP — Franchise	2002	170,000		-0-		-0-	6,800	(15)
Operations	2001	128,750		-0-		25,000	2,281	(15)
Karl Martin	2003	140,000		30,000	(16)	-0-	3,277	(17)
Senior Franchise	2002	160,000		10,000	(16)	-0-	4,240	(18)
Sales Manager	2001	160,000		-0-		-0-	4,818	(19)

(1)	Paid pursuant to the applicable executive officers’ employment agreements.

(2)	Includes (i) a $26,176 payment for unused vacation accrued during 2003, to be paid by the Company in 2004, and (ii) a $8,000 employer matching contribution to his 401K plan account.

(3)	Includes (i) a bonus advance of $150,000 paid in January 2002, to be repaid to the Company with 60% of the net bonus, if any, for each year beginning with the 2002 bonus, (ii) a $29,021 payment for unused vacation accrued during 2002, but not paid by the Company until 2004, and (iii) a $7,441 employer matching contribution to his 401K plan account.

(4)	Includes (i) a bonus advance of $150,000 paid in January 2001, to be repaid to the Company with 60% of the net bonus, if any, for each year beginning with the 2002 bonus, (ii) a $28,962 payment for unused vacation accrued during 2001, and (iii) a $5,250 employer matching contribution to his 401K plan account. His employment agreement was amended in January 2002 to eliminate the provision for 150,000 stock options, or an economically equivalent benefit, which was to have been granted in 2001.

(5)	Earned pursuant to Mr. Jeffrey Wooley’s employment agreement, but the company issued a note for $112,500 instead of paying the bonus in cash. The note is due and payable January 31, 2005.

(6)	Includes (i) a $19,613 payment for unused vacation accrued during 2003, to be paid by the Company in 2004, (ii) a $9,314 premium paid for dependent medical insurance, (iii) a $7,278 premium paid for life and disability insurance, and (iv) a $8,000 employer matching contribution to his 401K plan account.

(7)	Includes (i) a bonus advance of $140,000 to be repaid to the Company with 60% of the net bonus, if any, for each year beginning with the 2002 bonus, (ii) a $21,766 payment for unused vacation accrued during 2001, but not paid by the Company until 2004, (iii) a $8,467 premium paid for dependent medical insurance, (iv) a $6,151 premium paid for life and disability insurance, and (v) a $7,427 employer matching contribution to his 401K plan account. In lieu of the $140,000 advance referenced in (i) above, the Company executed a promissory note with Jeff due and payable by January 31, 2005.

(8)	Includes (i) a bonus advance of $70,000 to be repaid to the Company with 60% of the net bonus, if any, for each year beginning with the 2002 bonus, (ii) an advance of $17,000 that was repaid in April 2002, (iii) a $21,721 payment for accrued and unused vacation, (iv) a $4,018 premium paid for dependent medical insurance, (v) a $1,113 premium paid for supplemental life insurance, and (vi) a $5,248 employer matching contribution to his 401K plan account. His employment agreement was amended in December 2001 to eliminate the provision for 100,000 stock options, or an economically equivalent benefit, which was to have been granted in 2001.

(9)	Mr. Valade resigned as our Executive Vice President, Treasurer and Chief Financial Officer and ended his employment with us in September 2003.

(10)	Includes (i) a $584 payment for unused vacation accrued during 2002, (ii) a $14,016 payment for unused vacation accrued during 2003, (iii) a $6,985 premium paid for dependent medical insurance, (iv) a $3,288 premium paid for COBRA insurance, (v) a $5,888 employer matching contribution to his 401K plan account, (vi) $60,750 of employment separation pay pursuant to Mr. Valade’s employment agreement.

(11)	Includes (i) a $8,467 premium paid for dependent medical insurance, and (ii) a $722 premium paid for supplemental life insurance, and (iii) a $7,290 employer matching contribution to his 401K plan account.

(12)	Includes (i) $7,200 of relocation expenses, (ii) a $4,082 premium paid for dependent medical insurance, (iii) a $912 premium paid for supplemental life insurance, and (iv) a $563 employer matching contribution to his 401K plan account.

(13)	Includes (i) a $12,385 payment for accrued but unused vacation in 2003 to be paid in 2004, (ii) a $722 premium paid for supplemental life insurance, and (iii) a $6,650 employer matching contribution to his 401K plan account.

(14)	Includes (i) a $672 premium paid for supplemental life insurance, and (ii) a $6,800 employer matching contribution to his 401K plan account.

(15)	Employer matching contribution to 401K plan account.

(16)	Paid pursuant to a supply chain management agreement between the Company and a third party relating to the Company’s proprietary brand products.

(17)	Includes (i) a $1,760 premium paid for dependent medical insurance, and (ii) a $1,517 employer matching contribution to his 401K account.

(18)	Includes (i) a $2,640 premium paid for dependent medical insurance, and (ii) a $1,600 employer matching contribution to his 401K account.

(19)	Includes (i) a $4,018 premium paid for dependent medical insurance, and (ii) a $800 employer matching contribution to his 401K account.

OPTION GRANTS IN LAST FISCAL YEAR

      We did not grant any stock options or stock appreciation rights to any named executive officers during fiscal year 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth certain information concerning the fiscal year-end value of the unexercised options of each named executive officer for fiscal year 2003. No named executive officers exercised any stock options or stock appreciation rights during fiscal year 2003.

Number of Securities
	Underlying Unexercised		Value of Unexercised
	Options at		In-the-Money Options at
	Fiscal Year-End(#)		Fiscal Year-End($)(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

John C. Wooley	-0-	-0-	-0-	-0-
Jeffrey J. Wooley	-0-	-0-	-0-	-0-
Richard H. Valade	-0-	-0-	-0-	-0-
Darrell W. Kolinek	80,938	-0-	-0-	-0-
Joyce Cates	57,000	-0-	-0-	-0-
Karl Martin	67,498	-0-	-0-	-0-

(1)	The closing price per share of Common Stock on December 31, 2003 was $2.04.

COMPENSATION OF DIRECTORS

      Directors who are not officers or employees of, or consultants to, the Company received a retainer of $2,000 per month, $1,500 for each meeting of the Board of Directors attended, $2,000 for each Audit Committee meeting attended and $1,500 for any other committee meeting attended during fiscal year 2003. Floor Mouthaan is reimbursed for travel expenses for each trip to the site of a Board or committee meeting. He was reimbursed a total of approximately $14,000 in 2003 for travel expenses related to Board and committee meetings.

EMPLOYMENT AGREEMENTS

      As amended, the employment agreement of John C. Wooley, the Company’s Chairman of the Board, President and Chief Executive Officer, includes the following provisions:

•	a rolling four-year term to be automatically extended on December 31 of each year;

•	base salary in 2003 of $361,870, calculated according to formula based on 2002 base salary and the Company’s 2002 EBITDA (earnings before interest, taxes, depreciation and amortization), and voluntarily decreased by John in connection with the reduction in force in July 2003;

•	base salary increase in future years according to formula based on prior year’s base salary and increase in the Company’s EBITDA, up to a maximum increase of 100% per year;

•	possible cash bonus based on increase in the Company’s EBITDA, up to 100% of base salary;

•	advances of $150,000 in January 2001 and in January 2002, with repayment from a portion of future cash bonuses;

•	other employment benefits related to insurance premiums;

•	upon any termination of employment by the Company or upon certain events following a change in control of the Company, salary and other benefits paid for up to four years, and remaining 2001 and 2002 advance balance, if any, will be deemed earned; and

•	repayment of certain loans from the Company to John to commence when certain personal guaranties by John of Company obligations are released. See “Certain Relationships and Related Transactions” below.

      John’s employment agreement also provided for a grant of 150,000 stock options on June 1, 2001, at the then-current market price and with immediate vesting, subject to any Compensation Committee action and approval by the Company’s shareholders necessary to increase the shares issuable under the 1993 Stock Option Plan, or a benefit economically equivalent to the foregoing stock options, if required Compensation Committee or shareholder action did not occur. In December 2001 and January 2002, the Compensation Committee approved amendments to his employment agreement, resulting in: (i) the elimination of the stock option grant and the economic equivalent benefit provisions; and (ii) the addition of the bonus advances described above. In addition, in April 2000, the Compensation Committee cancelled, at John’s request, all 346,875 stock options previously granted to him by the Company.

      As amended, the employment agreement of Jeffrey J. Wooley, the Company’s Secretary and Senior Vice President, includes the following provisions:

•	a rolling four-year term to be automatically extended on December 31 of each year;

•	base salary in 2003 of $271,298, calculated according to formula based on 2002 base salary and the Company’s 2002 EBITDA (earnings before interest, taxes, depreciation and amortization), and voluntarily decreased by Jeff in connection with the reduction in force in July 2003;

•	base salary increase in future years according to formula based on prior year’s base salary and increase in the Company’s EBITDA, up to a maximum increase of 100% per year;

•	cash bonus based on increase in the Company’s EBITDA, up to 100% of base salary;

•	advances of $50,000 in January 2001 and $140,000 in January 2002, with repayment from a portion of future cash bonuses;

•	other employment benefits related to insurance premiums;

•	upon any termination of employment by the Company or upon certain events following a change in control of the Company, salary and other benefits paid for up to four years, and remaining 2001 and 2002 advance balance, if any, will be deemed earned; and

•	repayment of certain loans from the Company to Jeff to commence when certain personal guaranties by Jeff of Company obligations are released. See “Certain Relationships and Related Transactions” below.

      Jeff’s employment agreement also provided for a grant of 100,000 stock options on June 1, 2001, at the then-current market price and with immediate vesting, subject to any Compensation Committee action and approval by the Company’s shareholders necessary to increase the shares issuable under the 1993 Stock Option Plan, or a benefit economically equivalent to the foregoing stock options, if required Compensation Committee or shareholder action did not occur. In December 2001 and January 2002, the Compensation Committee approved amendments to his employment agreement, resulting in: (i) the elimination of the stock option grant and the economic equivalent benefit provisions; and (ii) the addition of the bonus advances described above. In addition, in April 2000, the Compensation Committee cancelled, at Jeff’s request, all 131,250 stock options previously granted to him by the Company.

      In 2000, the Company entered into an employment agreement with Richard H. Valade, the former Executive Vice President, Treasurer and Chief Financial Officer of the Company. This agreement provided for base salary, bonus parameters, an option grant, other employment benefits and payment of salary and benefits for one year upon certain events.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      There are no relationships or transactions required to be reported in this section under the applicable securities regulations.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information regarding the beneficial ownership of shares of common stock, as of the close of business on March 26, 2004 (except as otherwise indicated), by each person or group (as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock, each current director of the Company, each executive officer included in the Summary Compensation Table, and all current directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to the shares of Common Stock shown as beneficially owned by them. Beneficial ownership as reported in the table has been determined in accordance with Rule 13d-3 under the Exchange Act and represents the number of shares of Common Stock for which a person, directly or indirectly, through any contract, management, understanding, relationship or otherwise, has or shares voting power, including the power to vote or direct the voting of such shares, or investment power, including the power to dispose or to direct the disposition of such shares, and includes shares which may be acquired within 60 days after March 26, 2004. There were 7,338,661 shares outstanding as of March 26, 2004, excluding shares owned by the Company.

	Shares Beneficially Owned

			Percent
Name	Number		of Class

Cahispa, S.A. de Seguros de Vida	678,028	(1)	9.2%
Dimensional Fund Advisors, Inc.	526,750	(2)	7.2%
Joseph G. Beard	1,200,950	(3)	16.4%
Floor Mouthaan	10,000	(4)	*
Pike Powers	3,334	(5)	*
Raymond A. Rodriguez	28,169	(4)	*
John Sharp	3,334	(5)	*
Sarah Weddington	3,334	(5)	*
John C. Wooley	794,662	(6)	10.8%
Jeffrey J. Wooley	157,651	(7)	2.1%
Richard H. Valade	8,008	(8)	*
Darrell W. Kolinek	116,493	(9)	1.6%
Joyce Cates	57,000	(10)	*
Karl Martin	67,766	(11)	*

All executive officers and directors as a group (ten persons)	1,240,601	(12)	16.3%

*	Less than 1%

(1)	Based on review of Schedule 13 G, and current as of December 12, 2003. The address for Cahispa, S.A. de Seguros de Vida is Calle Lauria No. 18, Barcelona, 08010, Spain.

(2)	Based on review of Schedule 13G/ A, and current as of February 6, 2004. The address for Dimensional Fund Advisors, Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(3)	Based on review of Schedule 13D/ A and current as of February 3, 2004. Includes 437,900 shares owned by Mr. Beard, directly or through accounts for his children, for which sole voting and investment power is held by Mr. Beard, and 763,050 shares owned by Westdale Properties America I, Ltd. (“WPA”), for which shared voting and investment power is held by Mr. Beard, WPA, JGB Ventures I, Ltd. (“JV”),

JGB Holdings, Inc. (“JH”), and Ronald Kimel as Trustee. The address of Mr. Beard, WPA, JV and JH is 3300 Commerce Boulevard East, Dallas, Texas 75226. The address of Mr. Kimel is 444 Adelaide Street West, Toronto, Ontario M5V1S7, Canada. The Schedule 13D/ A indicates that the persons and entities identified in this footnote may be deemed to comprise a “group” under applicable securities law.

(4)	Includes 10,000 shares which may be purchased from the Company pursuant to currently exercisable stock options at $3.7406 per share.

(5)	Includes 3,334 shares which may be purchased from the Company pursuant to currently exercisable stock options at $2.06 per share.

(6)	Includes 1,142 shares held by a trust for the benefit of John Wooley and Jeffrey Wooley (the “Wooley Trust”), for which John Wooley is a co-trustee.

(7)	Includes 1,142 shares held by the Wooley Trust, for which Jeffrey Wooley is a co-trustee.

(8)	Includes 5,000 shares held in an investment account jointly owned by Mr. Valade and his wife. Mr. Valade is no longer an employee of the Company.

(9)	Includes (i) 80,938 shares purchasable by Mr. Kolinek from the Company within 60 days of March 26, 2004, pursuant to options granted by the Company, and (ii) 31,000 shares purchasable by Mr. Kolinek’s wife from the Company within 60 days of March 26, 2004, pursuant to options granted by the Company to her in her capacity as an employee of the Company.

(10)	Includes 57,000 shares purchasable from the Company within 60 days of March 26, 2004, pursuant to options granted by the Company to Ms. Cates.

(11)	Includes 67,498 shares purchasable from the Company within 60 days of March 26, 2004, pursuant to options granted by the Company to Mr. Martin.

(12)	Shares deemed to be beneficially owned by more than one executive officer or director have only been counted once in determining total shares beneficially owned by all executive officers as a group. Includes 266,438 shares purchasable from the Company within 60 days of March 26, 2004, pursuant to options granted by the Company.

      Substantially all of the shares beneficially owned by John Wooley and Jeffrey Wooley are pledged to secure personal indebtedness.

EQUITY COMPENSATION PLAN INFORMATION

	Number of
	securities to be	Weighted-
	issued upon	average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining
	options, warrants	options, warrants	available for
Plan Category	and rights	and rights	future issuance

Equity compensation plans approved by security holders	931,131	$5.44	154,864
Equity compensation plans not approved by security holders	30,000	$4.50	-0-

Total	961,131	$5.41	154,864

      The Company has three equity compensation plans that have been approved by security holders.

(i) The Third Amended and Restated 1993 Stock Option Plan, as amended (the “1993 Option Plan”), terminated on December 23, 2003 except for options granted as of that date. Under the 1993 Option Plan there were options for 909,831 shares of common stock issued as of December 31, 2003, with a weighted average exercise price of $5.50 per share, and no options are available for future issuance.

(ii) The 1995 Non-Employee Director Stock Option Plan, has options for 22,300 shares of common stock issued as of December 31, 2003, with a weighted average exercise price of $2.90 per share, and has no options remaining available for future issuance.

(iii) As of December 31, 2003 the Employee Stock Purchase Plan has 154,864 shares remaining available for future issuance.

      In connection with a Schlotzsky’s N.A.M.F., Inc. (“NAMF”) subordinated debt financing in 2001, the Company issued warrants for the purchase of 30,000 shares of common stock to the lender, an entity of which a member of the Company’s Board of Directors was then a managing director. These warrants have an exercise price of $4.50 per share and expire in 2006. NAMF reimbursed the Company the cost of issuing the warrants. These warrants were not approved by securities holders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      John C. Wooley and Jeffrey J. Wooley have personally guaranteed and pledged collateral in connection with obligations of the Company to various lenders and lessors. The Company has agreed to indemnify both of them against liabilities, costs and expenses they may incur under such guarantees. The approximate total amount of the guaranteed obligations was $2,484,084 at December 31, 2003.

      John Wooley and Jeffrey Wooley signed various promissory notes to the Company to evidence obligations owed to predecessor entities. As amended, these loans accrue interest at 8% per year, as long as certain personal guarantees (described above) by John Wooley and Jeffrey Wooley in favor of the Company remain outstanding, and then convert to a five-year term. The largest aggregate amount of such indebtedness during 2003, and the balance of these loans as of December 31, 2003, was approximately $161,290 for John Wooley and $328,818 for Jeffrey Wooley.

      In 2001, the Company issued promissory notes to Jeffrey Wooley in the amounts of (i) $112,500 in lieu of payment for his 2001 bonus, and (ii) $140,000 for his bonus advance payable in 2002 under the terms of his employment agreement. As amended, these notes will mature on January 31, 2005. The notes accrue interest at 7% per year, with accrued interest payable monthly. In February and March 2004, the Company paid a total of $170,000 toward the outstanding principal of these notes.

      A predecessor-in-interest to Third & Colorado, LP (“T&C”), in which John Wooley and Jeffrey Wooley are controlling members, is the borrower under a term loan and a line of credit from the Company, secured by mortgages on a parcel of land in Austin, Texas previously sold by the Company to T&C’s predecessor-in-interest. As amended, both loans accrue interest at 8% per year as long as certain personal guarantees (described above) by John Wooley and Jeffrey Wooley in favor of the Company remain outstanding, and then convert to a ten-year term. The largest aggregate amount of such indebtedness during 2003, and the balance of these loans as of December 31, 2003, was $1,292,277.

      The Company leases its corporate headquarters in the central business district of Austin, Texas from T&C under a ten-year lease which began in November 1997. The lease provides for: approximately 29,400 square feet of office space at $12.95 per square foot of annual net rent; approximately 11,950 square feet of additional space originally designated for storage but now used primarily for offices, rent free for the first three years, $1.25 per square foot for the next three years, and $2.50 per square foot for the last five years; varying numbers of parking spaces at below-market rates for the first five years and market rates for the last five years; and reimbursement of certain expenses. In 1996, after review of an analysis by an independent appraiser, the disinterested members of the Board of Directors approved the terms of the lease and determined that such terms were no less favorable to the Company than those available from unaffiliated third parties. In 2003, the Company paid to T&C $397,910 for office and storage space, $123,734 for approximately 150 parking spaces, and $128,796 for taxes and insurance.

      Bonner Carrington Corporation European Market (“BCCE”), is the master licensee of the Company for Germany, France and certain other territories. In connection with such master licenses, BCCE has executed promissory notes payable to the Company. As amended, the notes bear interest at 9% per annum and provide for installment payments of principal and interest through December 2007. The largest aggregate amount of indebtedness during 2003, and the balance outstanding on December 31, 2003, owed by BCCE to the Company under such notes was approximately $582,561. The Company owns a 7.5% preferred stock interest in BCCE, has an option to acquire an additional 10% preferred stock interest in BCCE, and has options to acquire BCCE and its territories at predetermined prices through December 2011. The Company also holds a promissory note of Bonner Carrington LP, a Texas limited partnership and affiliate of BCCE (“BCLP”). The largest aggregate amount of such indebtedness during 2003, and the balance outstanding on December 31, 2003, owed under such note was approximately $413,697. In 1998, affiliates of BCCE acquired a minority membership interest in T&C. As of December 31, 2003 BCCE had ceased operations and the Company was carrying the above notes, net of reserves and unrecognized deferred revenue, at approximately $258,000.

      In 2002, the Company paid $50,000 to BCLP for an option to take over a long-term ground lease for a Company-operated restaurant site in the Austin area. The Company exercised this option in January 2003 at the exercise price of $100,000. During 2003, the Company paid to BCLP approximately $10,610 for construction coordination and consulting services in connection with the development of this and other restaurant sites.

      In February 2001, the Company granted to Triad Media Ventures LLC (“Triad”) warrants to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $4.50 per share. The warrants were granted in connection with a credit facility from Triad to Schlotzsky’s National Advertising Association, Inc. and Schlotzsky’s N.A.M.F., Inc. which are affiliates of the Company, in the principal amount of $3,000,000 to fund the purchase of certain cable television advertising rights. Floor Mouthaan, a director of the Company, served on the investment committee of Triad until May 2002, but he did not have management control over Triad and he expressly disclaimed beneficial ownership of the shares underlying these warrants. Nevertheless, the grant of warrants was treated as a related party transaction, was determined to be on terms no less favorable to the Company than those available from unaffiliated third parties, and was approved by the disinterested members of the Board of Directors.

      Sino-Caribbean Corporation (“SCC”), a Texas corporation, is the master licensee of the Company for China. In connection with such master licenses, SCC has executed promissory notes payable to the Company. As amended, the notes bear interest at 8% per year and provide for installment payments of principal and interest through December 2006. The largest aggregate amount of indebtedness during 2003, and the balance outstanding on December 31, 2003, owed by SCC to the Company under such notes was approximately $775,000. Karl Martin, an employee of the Company, has an ownership interest in SCC. In March, 2004 the Company entered into an agreement to acquire the assets of SCC in exchange for forgiveness of debt and $150,000 in other considerations.

      In 2003, John Wooley and Jeffrey Wooley provided a $1,000,000 credit facility for the Company. As amended, this facility bears interest at 6% per year and provides for monthly payments of interest until the maturity date on July 16, 2004. The loan is secured by the Company’s intellectual property, contract rights and certain intangibles, although that security interest was subordinated to NS Associates I, Ltd. (NS Associates) under the Subordination Agreement in connection with the 2003 renegotiation of the NS Associates loan. The largest aggregate amount of such indebtedness during 2003 was $560,000, and the balance of this loan as of December 31, 2003, was $360,000.

      In 2003, the Company entered into a short-term bridge loan with a commercial lender in the principal amount of $150,000. As amended, this loan accrues interest at 5.2% per year, matures on June 25, 2004, and is collateralized by a certificate of deposit pledged by Jeffrey Wooley. The largest aggregate amount of such indebtedness during 2003, and the balance of this loan as of December 31, 2003, was $150,000.

      In 2003, Schlotzsky’s Franchisor, LLC, a wholly-owned subsidiary of the Company (“Franchisor”), borrowed from John Wooley and Jeffrey Wooley a loan in the principal amount of $2,500,000. As amended, this facility bears annual interest at a rate of 2.5% over the prime rate, and provides for monthly installment payments of principal and interest from May 2004 until the earlier of December 2006 or the end of Franchisor’s obligations under the Subordination Agreement in connection with the 2003 renegotiation of the NS Associates loan. The loan is secured by the Company’s intellectual property, contract rights and certain intangibles, although that security interest is subordinated to NS Associates. The largest aggregate amount of such indebtedness during 2003, and the balance of this loan as of December 31, 2003, was $2,500,000.

      In 2003, the Company and John and Jeff Wooley guaranteed a bank note in the amount of $4,300,000, for the benefit of Schlotzsky’s N.A.M.F. Funding, LLC, the advertising entity of the Schlotzsky’s restaurant system, for which the Company had received a portion of the net proceeds of the loan in repayment of outstanding debt to the Company. Additionally, the Company pledged certain restaurant assets to secure this facility. The largest aggregate amount of such indebtedness during 2003 was $4,300,000, and the balance of this loan as of December 31, 2003, was $4,140,000.

      In 2003, the Company guaranteed payments under the Amended and Restated Promissory Note between DFW Restaurant Transfer Corp., a wholly-owned subsidiary of the Company, and NS Associates as lender, in connection with the restructuring of the seller-financed acquisition of the Company’s largest area developer territory. As amended, the note bears interest at 3% through November 2004 and 4% over prime thereafter, and provides for principal and interest payments of $120,000 for 12 months beginning December 2003 and payments of $420,000 from December 2004 until the maturity date of December 2006. The loan is secured by the Company’s intellectual property, contract rights, and certain intangibles and is subordinate to a $3.0 million senior debt facility. The largest aggregate amount of such post-amendment indebtedness during 2003, and the balance of this loan as of December 31, 2003, was $18,012,000.

      Certain of the transactions described above were entered into between related parties and therefore were not the result of arms-length negotiations. Accordingly, certain of the terms of these transactions may be more or less favorable to the Company than might have been obtained from unaffiliated third parties. During fiscal year 2003, the Company did not, and in the future will not, enter into any transactions in which the directors, executive officers or principal shareholders of the Company and their affiliates have a material interest, unless such transactions are determined to be on terms that are no less favorable to the Company than those that the Company could obtain from unaffiliated third parties, and are approved, by a majority of the independent and disinterested members of the Board of Directors and any appropriate Board Committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES 2003

      The Audit Committee has engaged Grant Thornton LLP as the independent accountants to audit the Company’s financial statements for fiscal year 2003. Grant Thornton LLP served as the Company’s independent accountants and provided tax preparation and consulting services to the Company during fiscal year 2003. Representatives of Grant Thornton LLP are expected to be present at the 2004 Annual Meeting of Shareholders, will have the opportunity to make a statement if they desire to do so, and are expected to be available to respond to appropriate questions.

      The following table sets forth the aggregate amount of fees billed to the Company by Grant Thornton LLP for services rendered for fiscal year 2002 and 2003. Grant Thornton LLP does not provide any tax consulting services to any Company executive.

	2003	2002

Audit Fees	$179,139	$129,590
Audit Related Fees(1)	$16,955	$24,262
Tax Fees(2)	$48,569	$84,264
All Other Fees(3)	$-0-	$2,682

(1)	Audit Related Fees include primarily audits of certain affiliated entities, the Company’s 401K plan and services performed in connection with inclusion of the Company’s financial statements in its Uniform Franchise Offering Circulars.

(2)	Tax Fees primarily include fees for federal and state and local tax consulting and compliance services.

(3)	All Other Fees relate to consultations and services related to a proposed transaction.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements. Reference is made to the index on page F-1 for a list of all financial statements filed as part of this Report.

      (a)(2) Financial Statements Schedules. Reference is made to the index on page F-1 for a list of all financial statement schedules filed as part of this Report.

      (a)(3) Exhibits

3.1	—	Articles of Incorporation of the Company, as amended.(1)
3.2	—	Statement of Resolutions Regarding the Designation, Preferences and Rights of Class C Series A Junior Participating Preferred Stock of the Company.(2)
3.3	—	Bylaws of the Company, as amended.(17)
4.1	—	Specimen stock certificate evidencing the Common Stock of the Company.(1)
4.2	—	Rights Agreement dated December 18, 1998 between the Company and Harris Trust and Savings Bank.(2)
4.3	—	Warrant Certificate dated February 15, 2001 from the Company to Triad Media Ventures LLC.(9)
10.1	—	Form of Guaranty from the Company to landlord for Turnkey restaurants.(5)
10.2	—	Form of Limited Guaranty from the Company to mortgage lender for Turnkey restaurants.(6)
10.3	—	Employee Stock Purchase Plan of the Company.(3)*
10.4	—	Third Amended and Restated 1993 Stock Option Plan of the Company.(4)*
10.5	—	Amendments to Third Amended and Restated 1993 Stock Option Plan of the Company.(3)*
10.6	—	Form of Incentive Stock Option Agreement, as amended, between the Company and certain employees.(7)*
10.7	—	1995 Non-employee Directors Stock Option Plan of the Company, and form of Stock Option Agreement.(1)*
10.8	—	Form of Indemnification Agreement between the Company and its directors and officers.(1)*
10.9	—	Employment Agreement dated August 15, 2000, between the Company and Richard H. Valade.(8)*
10.10	—	Form of Employment Agreement between the Company and John C. Wooley and Jeffrey J. Wooley.(9)*
10.11	—	First Amendment to Employment Agreement between the Company and John C. Wooley.(11)*
10.12	—	First Amendment to Employment Agreement between the Company and Jeffrey J. Wooley.(11)*
10.13	—	Second Amendment to Employment Agreement between the Company and John C. Wooley.(11)*
10.14	—	Second Amendment to Employment Agreement between the Company and Jeffrey J. Wooley.(11)*
10.15	—	Amended and Restated Promissory Note dated January 1, 2001, from John C. Wooley to the Company.(9)*
10.16	—	Amended and Restated Promissory Note dated January 1, 2001, from Jeffrey J. Wooley to the Company.(9)*
10.17	—	Promissory Note, dated effective January 31, 2002, from the Company to Jeffrey J. Wooley.(12)*
10.18	—	Modification, Extension and Renewal of Promissory Note, dated effective December 30, 2002, amending that certain Promissory Note dated January 31, 2002, from the Company to Jeffrey J. Wooley.(13)*

10.19	—	Promissory Note, dated effective January 31, 2002, from the Company to Jeffrey J. Wooley.(12)*
10.20	—	Modification, Extension and Renewal of Promissory Note, dated effective December 30, 2002, amending that certain Promissory Note dated January 31, 2002, from the Company to Jeffrey J. Wooley.(13)*
10.21	—	Lease Agreement dated March 21, 1997, between the Company and Third & Colorado 19, L.L.C.(9)
10.22	—	Modification Agreement Regarding Promissory Note dated January 1, 2001, from Third & Colorado, L.L.C. to the Company.(9)*
10.23	—	Amended and Restated Promissory Note dated January 1, 2001, from Third & Colorado, L.L.C. to Schlotzsky’s Real Estate, Inc.(9)*
10.24	—	Amended and Restated Option Agreement dated February 7, 2001, between DFW Restaurant Transfer Corp. and NS Associates I, Ltd.(9)
10.25	—	Amended and Restated Management Agreement dated February 7, 2001, between DFW Restaurant Transfer Corp. and NS Associates I, Ltd.(9)
10.26	—	Amendment to Amended and Restated Option Agreement, dated effective June 1, 2002, between DFW Restaurant Transfer Corp., NS Associates I, Ltd. and the Company.(12)
10.27	—	Amendment to Amended and Restated Management Agreement, dated effective June 1, 2002, between DFW Restaurant Transfer Corp., NS Associates I, Ltd. and the Company.(12)
10.28	—	Modification Agreement, dated effective January 27, 2003, to the Promissory Note from the Company to NS Associates I, Ltd.(13)
10.29	—	Note and Security Agreement dated March 27, 2003 from the Company to American Bank of Commerce.(14)
10.30	—	Promissory Note dated April 8, 2003, from the Company to John C. Wooley and Jeffrey J. Wooley.(14)
10.31	—	Security Agreement dated April 8, 2003 between the Company and John C. Wooley and Jeffrey J. Wooley.(14)
10.32	—	Guaranty Agreement, dated June 12, 2003 between the Company, as Guarantor, Commerce National Bank, as Lender, and Schlotzsky’s NAMF Funding, LLC, as Borrower.(15)
10.33	—	Equipment Finance Agreement dated July 24, 2003 from the Company to American Express Business Finance Corporation.(15)
10.34	—	Modification, Extension and Renewal dated August 8, 2003 of that certain Promissory Note dated April 8, 2003, between the Company as borrower and John C. Wooley and Jeffrey J. Wooley as lenders. (15).
10.35	—	Modification, Extension and Renewal dated October 31, 2003 of that certain Promissory Note dated April 8, 2003, between the Company as borrower and John C. Wooley and Jeffrey J. Wooley as lenders.(16)
10.36	—	Promissory Note dated November 14, 2003, from Schlotzsky’s Franchisor, LLC to John C. Wooley and Jeffrey J. Wooley.(16)
10.37	—	Security Agreement dated November 14, 2003, between Schlotzsky’s Franchisor, LLC and John C. Wooley and Jeffrey J. Wooley.(16)
10.38	—	Change in Terms Agreement dated October 25, 2003, amending that certain Note and Security Agreement dated March 27, 2003, from the Company to American Bank of Commerce.(17)
10.39	—	Change in Terms Agreement dated December 25, 2003, amending that certain Note and Security Agreement dated March 27, 2003, as amended, from the Company to American Bank of Commerce.(17)
10.40	—	Restructuring Agreement dated December 29, 2003, between DFW Restaurant Transfer Corp., NS Associates I, Ltd., the Company, Schlotzsky’s Franchisor, LLC and Schlotzsky’s Franchise Operations, LLC.(17)
10.41	—	Amended and Restated Promissory Note dated December 29, 2003, from DFW Restaurant Transfer Corp. to NS Associates I, Ltd.(17)

10.42	—	Guaranty dated December 29, 2003, between Schlotzsky’s Franchisor, LLC and NS Associates I, Ltd.(17)
10.43	—	Security Agreement dated December 29, 2003, between NS Associates I, Ltd. and Schlotzsky’s Franchisor, LLC.(17)
10.44	—	Trademark Security Agreement dated December 29, 2003, between Schlotzsky’s Franchisor, LLC and NS Associates I, Ltd.(17)
10.45	—	Stock Pledge Agreement dated December 29, 2003, between Schlotzsky’s Franchisor, LLC and NS Associates I, Ltd.(17)
10.46	—	Stock Pledge Agreement dated December 29, 2003, between the Company and NS Associates I, Ltd.(17)
10.47	—	Subordination Agreement dated December 29, 2003, between John C. Wooley, Jeffrey J. Wooley, Schlotzsky’s Franchisor, LLC, the Company, Schlotzsky’s Franchise Operations, LLC, DFW Restaurant Transfer Corp. and NS Associates I, Ltd.(17)
10.48	—	Modification of Note and Security Agreement dated December 29, 2003, amending the Promissory Note and Security Agreement dated November 14, 2003, from Schlotzsky’s Franchisor, LLC to John C. Wooley and Jeffrey J. Wooley.(17)
10.49	—	Modification Agreement dated January 16, 2004, amending the Promissory Note and Security Agreement dated November 14, 2003, between Schlotzsky’s Franchisor, LLC and John C. Wooley and Jeffrey J. Wooley.(17)
10.50	—	Modification, Extension and Renewal of Promissory Note dated January 16, 2004, of that certain Promissory Note dated April 8, 2003, as previously amended, between the Company as borrower and John C. Wooley and Jeffrey J. Wooley as lenders.(17)
10.51	—	Modification, Extension and Renewal of Promissory Note dated January 31, 2004, of that certain Promissory Note dated January 31, 2002, as amended, from the Company to Jeffrey J. Wooley.(17)*
10.52	—	Modification, Extension and Renewal of Promissory Note dated January 31, 2004, of that certain Promissory Note dated January 31, 2002, as amended, from the Company to Jeffrey J. Wooley.(17)*
10.53	—	Change in Terms Agreement dated March 21, 2004, amending that certain Note and Security Agreement dated March 27, 2003, as amended, from the Company to American Bank of Commerce.(17)
21.1	—	List of subsidiaries of the Company.(17)
23.1	—	Consent of Grant Thornton LLP.(17)
31.1	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer.(17)
31.2	—	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Matthew D. Osburn, principal financial officer.(17)
32.1	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer.(17)
32.2	—	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Matthew D. Osburn, principal financial officer.(17)

* Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on October 12, 1995, as amended.

(2)	Incorporated by reference from the Company’s Registration of certain Securities on Form 8-A filed on December 18, 1998.

(3)	Incorporated by reference from the Company’s Registration Statement on Form S-8 filed on June 17, 1998.

(4)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on September 4, 1997.

(5)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 14, 1998.

(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 1999.

(7)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2000.

(8)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q/ A filed on November 17, 2000.

(9)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 2, 2001.

(10)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 29, 2002.

(11)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2002.

(12)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2002.

(13)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 31, 2003.

(14)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on May 15, 2003.

(15)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on August 14, 2003.

(16)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q filed on November 14, 2003.

(17)	Filed with this Annual Report on Form 10-K.

      (b) Current Reports on Form 8-K:

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

The Registrant filed a Current Report on Form 8-K dated January 9, 2004, containing a press release dated January 9, 2004, announcing the modification and extension of certain debt with NS Associates I, Ltd.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHLOTZSKY’S, INC.

By:	/s/ JOHN C. WOOLEY

John C. Wooley,
President and Chief Executive Officer

Date: March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ JOHN C. WOOLEY John C. Wooley	Director, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2004

/s/ MATTHEW D. OSBURN Matthew D. Osburn	Vice President, Controller and Assistant Treasurer (Principal Accounting Officer)	March 30, 2004

/s/ JEFFREY J. WOOLEY Jeffrey J. Wooley	Director, Senior Vice President and Secretary	March 30, 2004

/s/ FLOOR MOUTHAAN Floor Mouthaan	Director	March 30, 2004

/s/ PIKE POWERS Pike Powers	Director	March 30, 2004

/s/ RAYMOND A. RODRIGUEZ Raymond A. Rodriguez	Director	March 30, 2004

/s/ JOHN SHARP John Sharp	Director	March 30, 2004

/s/ SARAH WEDDINGTON Sarah Weddington	Director	March 30, 2004

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

      All other schedules are omitted because the required information is not applicable or the information is presented in the consolidated financial statements, related notes or other schedules.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,

Schlotzsky’s, Inc.:

      We have audited the accompanying consolidated balance sheets of Schlotzsky’s, Inc. (a Texas corporation) and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Schlotzsky’s, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets.

GRANT THORNTON LLP

Dallas, Texas

March 6, 2004

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$1,058,300	$678,895
Accounts receivable, net:
Royalties	884,098	650,376
Brands	905,085	1,269,759
Other	1,494,513	1,332,990
Refundable income taxes	9,350	1,837,628
Prepaids, inventories and other assets	1,250,193	1,356,516
Real estate held for sale	3,208,533	5,167,563
Current portion of:
Notes receivable	50,570	510,573
Notes receivable — related party	3,500	72,353
Deferred tax asset	—	2,275,941

Total current assets	8,864,142	15,152,594
Property, equipment and leasehold improvements, net	42,396,145	39,709,461
Notes receivable, net, less current portion	4,121,951	5,972,058
Notes receivable — related party, net, less current portion	2,613,170	5,377,647
Investments	567,850	1,852,765
Intangible assets, net	62,523,367	65,308,249
Goodwill, net	3,519,242	2,985,679
Other non-current assets	1,179,687	1,168,029

Total assets	$125,785,554	$137,526,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,133,701	$—
Current maturities of long-term debt	6,564,646	7,441,120
Accounts payable	5,768,117	2,841,607
Accrued liabilities	5,243,563	3,812,727
Deferred revenue, current portion	376,633	234,552

Total current liabilities	19,086,660	14,330,006
Long-term debt, less current portion	42,586,141	46,063,599
Deferred revenue, less current portion	1,450,300	1,597,443
Deferred tax liability	—	1,216,109

Total liabilities	63,123,101	63,207,157

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, Class C, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized, 7,521,524 shares and 7,496,778 shares issued at December 31, 2003 and 2002, respectively	64,073	63,826
Additional paid-in capital	58,213,945	58,122,469
Retained earnings	5,227,591	16,976,186
Treasury stock (189,525 shares at December 31, 2003 and 2002, respectively), at cost	(843,156)	(843,156)

Total stockholders’ equity	62,662,453	74,319,325

Total liabilities and stockholders’ equity	$125,785,554	$137,526,482

The accompanying notes are an integral part of the consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2003	2002	2001

Revenue:
Royalties	$16,616,612	$19,966,768	$21,765,314
Franchise fees	19,998	122,000	347,500
Developer fees	168,062	230,740	455,266
Restaurant sales	32,010,566	31,723,161	29,905,593
Brand contribution	6,404,711	7,308,973	7,396,514
Other fees and revenue	957,790	1,194,851	1,980,528

Total revenue	56,177,739	60,546,493	61,850,715

Expenses:
Service costs:
Royalties	2,462,542	3,974,638	4,745,284
Franchise fees	—	53,455	148,750

	2,462,542	4,028,093	4,894,034

Restaurant operations:
Cost of sales	9,317,703	8,934,727	8,363,389
Personnel and benefits	13,551,440	12,997,969	12,514,714
Operating expenses	8,027,169	7,556,929	6,945,362

	30,896,312	29,489,625	27,823,465

Equity loss on investments	471,329	193,861	109,212

General and administrative	24,070,930	19,489,200	18,719,088

Depreciation and amortization	5,179,407	5,020,470	4,224,417

Total expenses	63,080,520	58,221,249	55,770,216

Income (loss) from operations	(6,902,781)	2,325,244	6,080,499
Other:
Interest income	322,955	651,936	943,300
Interest expense, net of capitalized interest of $101,160 and $198,030 for 2002 and 2001, respectively	(4,004,769)	(3,073,228)	(2,821,660)

Income (loss) before income taxes	(10,584,595)	(96,048)	4,202,139
Provision for income taxes	1,164,000	103,000	1,713,000

Net income (loss)	$(11,748,595)	$(199,048)	$2,489,139

Earnings per share — basic	$(1.60)	$(0.03)	$0.34

Earnings per share — diluted	$(1.60)	$(0.03)	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Additional			Total
	Number of	Stated Capital	Paid-In	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity

Balance, January 1, 2001	7,443,342	$63,291	$57,877,642	$14,686,095	$(105,000)	$72,522,028
Issuance of common stock in connection with employee stock purchase plan	18,348	184	38,806	—	—	38,990
Issuance of warrants	—	—	57,000	—	—	57,000
Treasury stock purchases (176,300 shares)	—	—	—	—	(718,242)	(718,242)
Options exercised	2,300	23	6,877	—	—	6,900
Tax benefit from employee stock transactions	—	—	6,221	—	—	6,221
Net income	—	—	—	2,489,139	—	2,489,139

Balance, December 31, 2001	7,463,990	63,498	57,986,546	17,175,234	(823,242)	74,402,036
Issuance of common stock in connection with employee stock purchase plan	16,467	165	66,726	—	—	66,891
Treasury stock purchases (3,225 shares)	—	—	—	—	(19,914)	(19,914)
Options exercised	16,321	163	61,889	—	—	62,052
Tax benefit from employee stock transactions	—	—	7,308	—	—	7,308
Net loss	—	—	—	(199,048)	—	(199,048)

Balance, December 31, 2002	7,496,778	63,826	58,122,469	16,976,186	(843,156)	74,319,325
Issuance of common stock in connection with employee stock purchase plan	24,746	247	76,766	—	—	77,013
Issuance of employee stock options	—	—	14,710	—	—	14,710
Net loss	—	—	—	(11,748,595)	—	(11,748,595)

Balance, December 31, 2003	7,521,524	$64,073	$58,213,945	$5,227,591	$(843,156)	$62,662,453

The accompanying notes are an integral part of the consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$(11,748,595)	$(199,048)	$2,489,139
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,179,407	5,020,470	4,224,417
Provisions for uncollectable accounts and impairment of assets	3,700,304	1,569,077	1,852,374
Provision for deferred taxes	1,059,832	1,090,126	1,231,705
Recognition of previously deferred financing costs	1,355,697	—	—
Provision for stock-based compensation expense	29,491	—	—
Amortization of deferred revenue	4,468	(266,616)	(1,023,959)
Equity loss on investments	471,329	193,861	109,212
Changes in:
Accounts receivable	1,352,130	(1,471,016)	(45,305)
Prepaid expenses and other assets	94,446	(540,704)	(476,893)
Accounts payable and accrued liabilities	3,858,677	1,273,099	356,834

Net cash provided by operating activities	5,357,186	6,669,249	8,717,524

Cash flows from investing activities:
Purchases of property, equipment and real estate held for sale	(3,623,077)	(2,196,739)	(7,888,870)
Sale of property, equipment and real estate held for sale	2,693,583	1,187,113	3,383,465
Acquisition of investments and intangible assets	(312,446)	(3,042,563)	(2,616,909)
Issuance of notes receivable	(593,614)	(97,475)	(1,038,784)
Repayments of notes receivable	2,937,951	95,045	5,455,908
Sale of investments and intangible assets	—	—	70,011

Net cash provided by (used in) investing activities	1,102,397	(4,054,619)	(2,635,179)

Cash flows from financing activities:
Sale of common stock	62,232	136,251	52,111
Issuance of warrants	—	—	57,000
Acquisition of treasury stock	—	(19,914)	(718,242)
Proceeds from issuance of debt	3,473,436	10,008,345	3,415,769
Repayment of debt	(9,615,847)	(14,628,321)	(7,484,918)

Net cash used in financing activities	(6,080,178)	(4,503,639)	(4,678,280)

Net increase (decrease) in cash and cash equivalents	379,405	(1,889,009)	1,404,065
Cash and cash equivalents at beginning of year	678,895	2,567,904	1,163,839

Cash and cash equivalents at end of year	$1,058,300	$678,895	$2,567,904

The accompanying notes are an integral part of the consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Schlotzsky’s, Inc., a Texas corporation, its wholly owned subsidiaries (collectively, “the Company”) and a restaurant partnership venture it maintains a controlling interest in. All significant inter-company balances and transactions are eliminated in consolidation.

Business

      The Company is a franchisor and operator of Schlotzsky’s fast-casual restaurants that feature upscale made-to-order sandwiches with unique sourdough buns. As of December 31, 2003, there were 561 Schlotzsky’s restaurants, of which 37 are Company-operated and 524 are franchised, located in 37 states, the District of Columbia and six foreign countries. Approximately 31.4% of the restaurants are located in Texas and 3.9% in foreign countries.

Revenue Recognition

      Royalties and Franchise Fees:

Royalties and franchise fees are paid to the Company based on individual franchise agreements. Royalties are based on franchisees’ restaurant sales, as defined in the franchise agreement, and are recognized as revenue in the period of the related sales. Franchise fees are recognized as revenue when the Company has performed substantially all services, typically at restaurant opening. Franchise fees collected but not yet earned are included in deferred revenue.

      Developer Fees:

Fees from area developers and international master licensees for the purchase of their territorial rights are recognized as revenue ratably over the development schedule specific to each contract, generally for a ten-year period. Unrecognized fees are included in deferred revenue.

Recognition of deferred fees is contingent on the licensee’s performance on the payment terms specified in the license agreement.

      Restaurant Sales:

Restaurant sales are comprised of sales of food and beverage through Company-operated restaurants and are recognized, net of discounts, at the time of sale.

      Brand Contribution:

Brand contribution is comprised of license fees received from third-party manufacturers based on their sales of Schlotzsky’s brand products to distributors for resale to franchisees or to retailers. These fees are recognized upon sale of the licensed products by manufacturers.

      Interest Income:

Interest income is recognized based on the terms specified in the Company’s notes receivable. Recognition of interest income on notes that are not performing according to terms, or for which collectability is in doubt, is deferred until the interest is paid. Recognition of approximately $628,000 in interest revenue was deferred for the year ended December 31, 2003 related to $3,895,000 in net notes receivable balances.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year

      The Company utilizes a “4-4-5 week” quarterly reporting schedule for royalties, restaurant operations and royalty service costs. As a result of this reporting schedule, the fiscal year will include 53 weeks of activity for these line items once every 5-6 years. The financial statements for 2002 and 2001 reflect 52 weeks of operations for these items, whereas the financial statements for 2003 reflect 53 weeks. For all other areas of the financial statements, the Company reports all fiscal quarters as ending on March 31, June 30, September 30 and December 31.

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

Cash Equivalents

      Cash equivalents include unrestricted highly liquid investments purchased with an original maturity date of three months or less. At December 31, 2003 and 2002, cash consisted primarily of funds on deposit with commercial banks.

Credit Risk

      The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and notes receivable from franchisees, area developers, master licensees and affiliates. The Company places its cash and cash equivalents with high credit quality financial institutions, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventory

      Inventory represents food and supplies at Company-operated restaurants and is accounted for at the lower of cost or market on the first-in, first-out method.

Notes Receivable

      Notes receivable consist of area developer, master licensee, franchisee and related-party promissory notes and presented net of impairment allowances.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In reviewing the adequacy of the valuation allowances for notes receivable, we consider factors such as historical collection experience, the estimated value of personal guarantees and real property collateral, the debtor’s sales and operating trends, including potential for improvement in operations, and general and local economic conditions that may affect the debtor’s ability to pay. Impairment allowances are as follows:

	For the Year Ended December 31,

	2003	2002	2001

Allowance for impairment of notes, beginning of period	$1,925,000	$1,788,000	$1,887,000
Additions to allowances expensed to operations	2,418,000	831,000	604,000
Other	13,000	—	—
Less write-downs of notes receivable	—	(694,000)	(703,000)

	$4,356,000	$1,925,000	$1,788,000

Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements, which includes capitalized leases at a carrying value of $2,542,000 and $2,625,000, net of accumulated amortization of $1,186,000 and $955,000 at December 31, 2003 and 2002, respectively, are stated at cost, net of accumulated depreciation and amortization. Expenditures for normal maintenance of property and equipment are charged against income as incurred. Expenditures that significantly extend the useful lives of the assets are capitalized. The costs of assets retired or otherwise disposed of and the related accumulated depreciation and amortization balances are removed from the accounts and any resulting gain or loss is included in income. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets or the term of the lease, including renewal options, whichever is shorter, for leasehold improvements.

Real Estate Held for Sale

      Real estate held for sale consists primarily of land owned by the Company that it is actively marketing. These properties are stated at the lower of cost or net realizable value. Each property is reviewed in terms of its carrying value and the expected net realizable value.

Investments

      Limited partnership investments are accounted for under the equity method and, accordingly, the Company’s investment is adjusted for allocated profits, losses and distributions.

Intangible Assets and Change in Accounting Principle

      Intangible assets consist primarily of the Company’s original franchise rights, royalty values and goodwill, and developer and franchise rights related to the Company’s reacquisition of franchises and area developer territory rights. Intangible assets with determinable lives are amortized over their estimated useful lives ranging from four to 40 years.

      The Company evaluates the propriety of the carrying amount of its intangible assets, as well as the amortization period for each intangible, when conditions warrant. If an indicator of impairment is present, the Company compares the projected undiscounted cash flows for the related business activity with the unamortized balance of the related intangible asset. If the undiscounted cash flows are less than the carrying value, management estimates the fair value of the intangible asset based on expected future operating cash flows discounted at the Company’s primary borrowing rate. The excess of the unamortized balance of the intangible asset over the fair value, as determined, is charged to amortization. During 2002, the Company recorded an impairment provision of $150,000 for certain intangible assets related to restaurants.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under SFAS No. 142, “Goodwill and Other Intangible Assets”, which the Company adopted January 1, 2002, the Company is required to test goodwill for impairment by comparing the carrying value of its reporting units, including goodwill, to the fair value of the unit. The Company determines fair value by projecting discounted cash flows expected from the units. Both interim testing, completed during the second quarter of 2002, and year-end testing indicated no goodwill impairment was present.

Service Costs

      Royalties and franchise fees service costs represent payments, generally computed as a percentage of royalties and franchise fees, to area developers in accordance with their individual contracts.

Income Taxes

      The Company recognizes deferred tax assets or liabilities computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted statutory tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recognized deferred tax assets are reviewed for impairment on a quarterly basis by reviewing the Company’s internal estimates for future net income. If the Company determines it to be more likely than not the recovery of the asset is in question in the immediate, foreseeable future, the Company records a valuation allowance. In the fourth quarter of 2003, the Company determined its deferred tax assets were impaired and recorded a full valuation allowance against the net deferred tax asset.

Fair Value of Financial Instruments

      The Company’s financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued liabilities and debt. The carrying value of financial instruments approximates fair value at December 31, 2003 and 2002.

Advertising Expense

      The Company expenses advertising costs as incurred. Total advertising expense amounted to approximately $1,662,000, $2,077,000, and $1,468,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Insurance Program

      The Company is partially self-insured for medical and dental claims effective January 1, 2000. Stop loss insurance is maintained on an individual claim and aggregate basis. An accrual has been made for claims incurred but not reported.

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

Stock-based Compensation

      The Company adopted a “Third Amended and Restated Stock Option Plan,” as further amended (the “Option Plan”), which was a stock-based incentive compensation plan, as described below. The plan expired in December 2003, but options granted under the plan have remaining lives of up to ten years. In 1995, the

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation” which, if adopted, changes the method the Company applied in recognizing the cost of the Option Plan. The Company had not elected to apply the provisions of SFAS No. 123 through December 31, 2002, but effective January 1, 2003 the Company applied the cost recognition provisions of SFAS No. 123 under the prospective method of adoption authorized by SFAS No. 148. Additionally, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below. The Company also has an employee stock purchase plan that it adopted in 1998.

      During 2002 and 2001, the Company did not incur any compensation costs for the Option Plan or the Employee Stock Purchase Plan under APB Opinion No. 25 for options granted prior to January 1, 2003, and recognized expenses prospectively in 2003. Had compensation cost for the Company’s Stock Option Plan and Employee Stock Purchase Plan been determined consistent with SFAS No. 123, the Company’s net income and earnings per common share for 2003, 2002 and 2001 would approximate the pro forma amounts below:

	For the Year Ended December 31,

	2003	2002	2001

Net income (loss), as reported	$(11,749)	$(199)	$2,489
Add: Stock-based employee compensation expense included in net income	29	—	—
Add (deduct): Total stock-based employee compensation forfeitures (expense) determined under fair value based method for all awards	117	(349)	(722)

Pro forma net income (loss)	$(11,603)	$(548)	$1,767

Earnings per share:
Basic-as reported	$(1.60)	$(0.03)	$0.34

Basic-pro forma	$(1.57)	$(0.08)	$0.24

Diluted-as reported	$(1.60)	$(0.03)	$0.33

Diluted-pro forma	$(1.57)	$(0.08)	$0.24

      See Note 12 for a further discussion of the Company’s stock-based compensation.

Reclassifications

      Certain reclassifications were made to previously reported amounts in the accompanying consolidated financial statements and notes to make them consistent with the current presentation format.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Notes Receivable

      Notes receivable consist of the following:

	December 31,

	2003	2002

Notes receivable from area developers and international master licensees, secured by their respective territories, interest ranging from 6% to 8%, due in installments through 2004.	$343,450	$343,450
Notes receivable from franchisees, secured by real estate and equipment, generally subordinated to a first mortgage, interest ranging from 5% to 12%, due in installments through 2023.	7,124,319	6,995,684
Notes receivable, unsecured, interest at 8%, due in installments through 2010	428,695	435,693
Less — allowance for doubtful accounts	(3,723,943)	(1,292,196)

	4,172,521	6,482,631
Less — current portion	(50,570)	(510,573)

Notes receivable, less current portion	$4,121,951	$5,972,058

3.	Notes Receivable From Related Parties

      Notes receivable from related parties consist of the following:

	December 31,

	2003	2002

Note receivable from Schlotzsky’s N.A.M.F., Inc. (“NAMF”), unsecured, bearing interest at prime, due on demand at any time on or before December 31, 2010, subordinated to a bank term loan expiring in April 2004	$—	$2,862,644
Notes receivable from related entities controlled by stockholders of the Company, bearing interest at 8%, collateralized by real estate, due in installments upon certain events	963,356	930,837
Notes receivable from master licensee, of which the Company is a preferred shareholder, bearing interest at 9%, due in installments through December 2007	996,258	996,258
Notes receivable from officers of the Company, bearing interest at 8%, due in installments upon certain events	396,562	396,562
Notes receivable from employees of the Company, bearing interest at 6.0%, due in installments through 2004	118,041	121,246
Note receivable from master licensee, of which a member of the Company’s management is a shareholder, bearing interest at 10%, due in installments through December 2006	775,000	775,000
Less — allowance for doubtful accounts	(632,547)	(632,547)

	2,616,670	5,450,000
Less — current portion	(3,500)	(72,353)

Notes receivable from related parties, less current portion	$2,613,170	$5,377,647

      From time to time, the Company makes advances to certain stockholders, related partnerships and affiliates (see Notes 5 and 14).

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Equipment and Leasehold Improvements

      Property, equipment and leasehold improvements, recorded at cost, consist of the following:

		Depreciable	December 31,
	Depreciation	Life
	Method	(Years)	2003	2002

Buildings	Straight Line	32	$12,833,931	$11,214,764
Capitalized leases for land and buildings	Straight Line	19 to 25	2,603,313	2,603,313
Furniture, fixtures and equipment	Straight Line	3 to 7	15,628,844	14,551,386
Leasehold improvements	Straight Line	7 to 32	13,161,823	10,396,744

			44,227,911	38,766,207
Accumulated depreciation and amortization			(16,403,253)	(12,708,978)

			27,824,658	26,057,229
Land			14,571,487	13,652,232

Property, equipment and leasehold improvements, net			$42,396,145	$39,709,461

      Certain of these properties, with a net carrying value of $15,959,000 and $16,646,000 at December 31, 2003 and 2002, respectively, represent operating restaurants which are not part of the Company’s long-term portfolio of restaurants and are available for sale.

      Depreciation and amortization of property, equipment and leasehold improvements totaled approximately $3,349,000, $3,475,000 and $3,074,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Accumulated depreciation related to the capitalized leases was $726,000 and $617,000 at December 31, 2003 and 2002, respectfully.

      During 2002, an impairment provision of $150,000 was taken against restaurant carrying value. This impairment was determined through a review of the discounted estimated cash flows of the related properties.

5.	Investments

      Investments consist of the following:

	December 31,

	2003	2002

Restaurant venture investment	$—	$1,285,632
Real estate venture investment	4,779	4,062
Building artwork	263,071	263,071
Investments in master licensees	300,000	300,000

	$567,850	$1,852,765

Restaurant Venture

      The Company acquired in 2000 a 50% interest in a limited liability company engaged in the operation of a Schlotzsky’s restaurant. During 2003, the Company acquired the remaining 50% interest and is now consolidating the entity.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Real Estate Venture

      The Company owns a 10% limited partnership interest and a 1% general partnership interest in a limited partnership that owns a shopping center in Austin, Texas. The partnership has the following assets, liabilities and capital (unaudited):

	December 31

	2003	2002

Assets	$2,414,910	$2,384,070
Liabilities	2,110,500	2,073,629
Capital	304	310,441

      The limited partnership’s net profits, losses and distributions are allocated based upon methods set forth in the partnership agreement. Net profits and all losses are allocated 1% to the Company.

      The Company is the guarantor, subject to certain conditions, of the partnership debt in the amount of approximately $1,986,000 at December 31, 2003 and $2,005,000 at December 31, 2002, which is also collateralized by real estate and related leases and rents.

Investments in Master Licensees

      The Company has a preferred stock minority interest in a master licensee. The Company is also a lender to this master licensee (see Note 3).

6.	Intangible Assets

      As of December 31, 2003, and December 31, 2002, intangible assets consisted of the following:

		December 31, 2003		December 31, 2002
	Amortization
	Period		Accumulated		Accumulated
	(Years)	Gross Value	Amortization	Gross Value	Amortization

Intangible assets subject to amortization:
Royalty value	20	$2,473,687	$896,675	$2,473,687	$779,243
Developer and franchise rights	20 to 40	59,373,997	3,866,684	59,383,997	2,492,493
Restaurant development rights	13 to 25	1,653,268	568,080	1,619,044	406,689
Debt issue costs	3 to 20	529,368	210,789	1,561,254	76,631
Other intangible assets	5	645,433	438,627	560,624	363,770

		64,675,753	5,980,855	65,598,606	4,118,826

Intangible assets not subject to amortization:
Original franchise and royalty rights		5,688,892	1,860,423	5,688,892	1,860,423
Goodwill		3,850,083	330,841	3,316,520	330,841

		9,538,975	2,191,264	9,005,412	2,191,264

Total intangible assets		$74,214,728	$8,172,119	$74,604,018	$6,310,090

      Approximately $1.4 million in debt issue costs were written off in 2003 in conjunction with the abandonment of a financing transaction.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Estimated amortization expense for intangible assets with determinable lives is as follows:

2004	$1,733,000
2005	1,673,000
2006	1,668,000
2007	1,640,000
2008	1,745,000

$8,459,000

      The changes in the gross value of goodwill for the year ended December 31, 2003, are as follows:

	Restaurant	Franchise
	Operations	Operations	Total

Balance as of December 31, 2002	$3,055,520	$261,000	$3,316,520
Goodwill acquired	533,563	—	533,563
Impairment	—	—	—

Balance as of December 31, 2003	$3,589,083	$261,000	$3,850,083

      The following table provides a reconciliation of reported net income for the year ended December 31, 2001, adjusted as though SFAS No. 142 had been effective January 1, 2001 (in thousands, except per share data):

	Year ended
	December 31, 2001

		Basic	Diluted
	Amount	EPS	EPS

Reported net income (loss)	$2,489	$0.34	$0.33
Add back amortization expense (net of tax)	147	0.02	0.02

Adjusted net income	$2,636	$0.36	$0.35

      Original franchise and royalty rights represent an amount allocated in connection with a 1993 merger of predecessor entities to form the current Schlotzsky’s, Inc.

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

      Amortization of intangible assets totaled approximately $1,830,000, $1,245,000 and $1,150,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Revenue

      Deferred revenue consists of the following:

	December 31,

	2003	2002

Deferred developer and master licensee fees	$1,274,458	$1,442,520
Deferred franchise fees	210,000	77,000
Deferred franchise fee service costs	—	(30,000)
Deferred gain on property sales	342,475	342,475

	1,826,933	1,831,995
Less — current portion	(376,633)	(234,552)

Deferred revenue, less current portion	$1,450,300	$1,597,443

      The Company’s policy is to reduce the basis of reacquired intangible rights by the amount of deferred revenue associated with the rights remaining at the time of acquisition. Deferred revenue was reduced by approximately $77,000 due to the reacquisition of certain master licensees and area developer territory rights during 2002.

8.	Debt

      The Company’s short-term debt consists of the following:

	December 31,

	2003	2002

Notes payable to related parties, interest at 6.0%, secured by royalty rights, due April 2004	$360,000	$—
Notes payable to related parties, interest at 5.2%, secured by a certificate of deposit, due June 2004	150,000	—
Mortgage note payable to financial institution interest at 6.8%, secured by real estate, due July 1, 2004	623,701	—

Short-term debt	$1,133,701	$—

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s long-term debt consists of the following:

	December 31,

	2003	2002

Notes payable to former area developer, interest at 3.0% increasing to 8% in November 2004, secured by first lien on intellectual property, due in installments through May 2008	$18,012,099	$21,790,409
Notes payable to former area developers, interest at 8.0%, secured by interest in area developer rights, due in installments through May 2008	2,129,036	2,647,935
Mortgage notes payable to various financial institutions, interest rates ranging from 6.25% to 9.6%, secured by related restaurants, due in monthly installments through 2016	21,588,813	23,839,398
Capitalized lease obligations, net of imputed interest of $4,482,985 and $5,550,162 as of December 31, 2003 and 2002, respectively, imputed rates ranging from 8.0% to 16.9%, due in monthly installments through 2027	2,659,336	3,028,750
Note payable to shareholders, interest rate at 2.5% over prime due in monthly installments through December 2006	2,500,000	—
Note payable to former area developer, non-interest bearing, discounted to reflect 8.0% imputed interest, unsecured, due in monthly installments through 2009, net of discount of $809,199 and $939,753 as of December 31, 2003 and 2002, respectively	1,710,252	1,868,118
Other	551,251	330,109

	49,150,787	53,504,719
Less — current maturities	(6,564,646)	(7,441,120)

Long term debt, less current maturities	$42,586,141	$46,063,599

      The Company’s $40,000,000 1999 Credit Agreement was fully repaid in 2002 with the proceeds of real estate mortgages. In August 2002, the Company exercised its option to reacquire the territorial rights of its largest area developer. The acquisition was primarily financed through a $23,268,000 promissory note to the seller secured by the rights reacquired. This note was modified in December 2003, and the major changes were to decrease the monthly payments from $520,000 to $120,000 for 12 months, before payments increase to $420,000 a month. The term of the debt was extended from June 2005 to December 2006. In addition, the interest on the balance was set at 3% for 12 months before it begins to fluctuate at four points over prime. In exchange, NS Associates received a first lien on our intellectual property, subject to certain conditions. The Company is subject to certain covenants under the terms of the renegotiated agreement. If the Company fails to satisfy the terms of those covenants, it would constitute a default under the terms of the agreement, and NS Associates would have the right to accelerate the terms of the note.

      In January, 2004 the Company entered into a $3 million credit facility with a commercial bank, of which approximately $1.5 million has been funded. The credit facility requires interest-only payments through June, 2004 at prime plus 2.5%, and then requires monthly principal and interest payments through December, 2005.

      Certain of the Company’s real estate mortgages contain covenants requiring the maintenance of certain financial ratios, including working capital, debt to equity and debt service coverage. The Company has received waivers as of December 31, 2003 from lender and through December 31, 2004 from another lender on such covenants related to $10,576,000 in long-term debt. If the Company is unable to obtain such waivers in the future it will have adverse material consequences for the Company.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Aggregate scheduled maturities of long-term debt at December 31, 2003, are as follows:

Year Ending
December 31,

2004	$6,565,000
2005	10,902,000
2006	16,441,000
2007	4,341,000
2008	1,447,000
Thereafter	9,455,000

$49,151,000

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Restaurant Operations

      The Company operates two groups of restaurants, one group which it intends to own and operate on a long-term basis and another group which are available for sale. The restaurants in the long-term portfolio include, as of December 31, 2003, three Marketplace restaurants which, along with a Schlotzsky’s, include a full bakery producing pastries, muffins and other baked goods for sale in the Marketplace restaurant and in the coffee bar section of other Company-operated restaurants. A summary of certain operating information for Company-operated restaurants is presented below for the years ending December 31, 2003, 2002 and 2001:

			Available for Sale
	Long-Term Portfolio Restaurants		Restaurants

	Schlotzsky’s	Marketplaces	Schlotzsky’s

Year Ended December 31, 2003
Restaurant sales	$14,010,427	$5,546,864	$12,453,275

Restaurant operations
Cost of sales	3,993,453	1,797,599	3,526,651
Personnel and benefits	5,028,069	2,734,707	5,788,664
Operating expenses	2,506,681	1,526,297	3,994,191

	11,528,203	6,058,603	13,309,506

Operating income (loss) before depreciation and amortization	$2,482,224	$(511,739)	$(856,231)

Year Ended December 31, 2002
Restaurant sales	$15,395,412	$4,943,749	$11,384,000

Restaurant operations
Cost of sales	4,219,035	1,509,826	3,205,866
Personnel and benefits	5,407,822	2,431,590	5.158,557
Operating expenses	2,731,695	1,262,387	3,562,847

	12,358,552	5,203,803	11,927,270

Operating income (loss) before depreciation and amortization	$3,036,860	$(260,054)	$(543,270)

Year Ended December 31, 2001
Restaurant sales	$14,399,533	$5,220,013	$10,286,047

Restaurant operations
Cost of sales	3,844,658	1,588,047	2,930,684
Personnel and benefits	5,273,458	2,504,561	4,736,695
Operating expenses	2,422,503	1,367,057	3,155,802

	11,540,619	5,459,665	10,823,181

Operating income (loss) before depreciation and amortization	$2,858,914	$(239,652)	$(537,134)

      Beginning in 2004, the Company will redesignate its restaurant categories from “Long-term,” “Marketplace,” and “Available for Sale” to “Sandwich-Café,” “Training,” and “Available for Sale” and reallocate stores according to the new designations.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

      The provision (credit) for federal and state income taxes consists of the following:

	For the Years Ended December 31,

	2003	2002	2001

Federal:
Current	$—	$(1,115,102)	$221,107
Deferred	1,059,832	1,090,127	1,231,705

Total federal	1,059,832	(24,975)	1,452,812
State	104,168	127,975	260,188

Total provision (credit) for income taxes	$1,164,000	$103,000	$1,713,000

      The differences between the provision (credit) for income tax and the amount that would result if the federal statutory rate were applied to the pretax financial income were as follows:

	For the Years Ended December 31,

	2003	2002	2001

Federal statutory rate of 34%	$(3,598,762)	$(32,656)	$1,428,727
Change in valuation allowance for deferred tax assets	4,901,207	—	—
Nondeductible items	17,428	25,416	84,797
State income taxes, before valuation allowance	(205,570)	84,464	171,724
Other, net	49,697	25,776	27,752

	$1,164,000	$103,000	$1,713,000

      Deferred taxes are provided for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities. The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

	December 31,

	2003	2002

Deferred Tax Assets:
Federal and state net operating loss carryforward	$3,600,335	$—
Allowances for receivables	3,403,156	1,602,766
Deferred revenue	664,865	688,938
Property and intangibles	230,473	506,809
Accrued liabilities	330,040	263,449
Other	210,325	355,030

Gross deferred tax assets	8,439,194	3,416,992
Valuation allowance	(4,901,207)	—

	3,537,987	3,416,992
Deferred Tax Liabilities:
Property and intangibles	(3,531,995)	(2,334,251)
Other	(5,992)	(22,909)

Net deferred tax asset	$—	$1,059,832

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of our cumulative losses over the past three years and the full utilization of our loss carry back potential, we concluded during the fourth quarter of 2003 that a full valuation allowance against our net deferred tax assets was necessary under generally accepted accounting principles. In addition, we expect to provide a full valuation allowance on any future tax benefits until we can sustain a level of profitability that demonstrates our ability to utilize these assets.

      The net operating loss carryforward will expire in 2023, and the Company will need to generate approximately $13.4 million in pre-tax earnings to realize this asset.

11.	Stockholders’ Equity

Shareholder Rights Plan

      In December 1998, the Company adopted a Shareholder Rights Plan and approved a dividend of one Right for each share of Company Common Stock outstanding. Under the plan, each shareholder of record is deemed to have received one Right for each share of Common Stock held. Initially, the Rights are not exercisable and automatically trade with the Common Stock. There are no separate Rights certificates at this time. Each Right entitles the holder to purchase one one-hundredth of a share of Company Class C Series A Junior Participating Preferred Stock for $75.00 (the “Exercise Price”).

      The Rights separate and become exercisable upon the occurrence of certain events, such as an announcement that an “acquiring person” (which may be a group of affiliated persons) beneficially owns, or has acquired the rights to own, 20% or more of the outstanding Common Stock, or upon the commencement of a tender offer or exchange offer that would result in an acquiring person obtaining 20% or more of the outstanding shares of Common Stock.

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

12.	Stock-Based Compensation Plans and Warrants and Prospective Change in Accounting Principle

      The Company adopted a “Third Amended and Restated Stock Option Plan,” as further amended (the “Option Plan”), which was a stock-based incentive compensation plan, as described below. The plan expired in December 2003, but options granted under the plan have remaining lives of up to ten years. In 1995, the FASB issued SFAS No. 123 “Accounting for Stock-Based Compensation” which, if adopted, changes the method the Company applies in recognizing the cost of the Option Plan. The Company had not elected to apply the provisions of SFAS No. 123 through December 31, 2002, but effective January 1, 2003 the Company applied the cost recognition provisions of SFAS No. 123 under the prospective method of adoption authorized by SFAS No. 148. Additionally, pro forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented in footnote 1. The Company also has an employee stock purchase plan that it adopted in 1998.

Option Plan

      Under the expired Option Plan, as amended, the Company was authorized to grant options for up to 1,450,000 shares of common stock. Options awarded have been in the form of incentive stock options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) or non-qualified stock options.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options granted from 1998 to present generally vested ratably over three years, except 248,500 of the options granted in 2001, which had immediate vesting provisions, and 100,000 of the options granted in 2000, which vested over two years. Options granted before 1998 generally vest ratably over five years.

      A summary of the status of the Company’s stock options as of December 31, 2003, 2002 and 2001, and the changes during the years then ended is presented below:

	Options Outstanding

		Weighted Average
		Exercise Prices
	Shares	Per Share

Balance, December 31, 2000	849,080	7.69
Granted (weighted average fair value of $1.92 per share)	496,962	3.41
Exercised	(2,300)	3.00
Forfeited	(115,987)	7.96

Balance, December 31, 2001	1,227,755	5.93
Granted (weighted average fair value of $2.98 per share)	63,700	5.27
Exercised	(16,321)	3.40
Forfeited	(142,141)	5.33

Balance, December 31, 2002	1,132,993	6.00
Granted (weighted average fair value of $0.87 per share)	122,500	2.89
Exercised	—	N/A
Forfeited	(345,662)	6.46

Balance, December 31, 2003	909,831	5.50

Exercisable at December 31, 2001	764,383	6.51
Exercisable at December 31, 2002	910,290	6.27
Exercisable at December 31, 2003	704,360	5.84

      The following table summarizes information about stock options outstanding:

	Options Outstanding			Options Exercisable

	Number	Weighted	Weighted	Number	Weighted
	Outstanding at	Average	Average	Exercisable at	Average
	December 31,	Remaining	Exercise	December 31,	Exercise
Range of Exercise Prices	2003	Contract Life	Price	2003	Price

$2.05 to $3.74	424,667	5.28	$3.09	289,495	$3.16
$5.00 to $6.32	218,544	4.67	5.82	172,741	5.88
$8.00 to $12.50	266,620	4.11	9.08	242,124	9.02

Total	909,831	4.79	5.50	704,360	5.84

Employee Stock Purchase Plan

      The Company adopted the Employee Stock Purchase Plan (the “Stock Purchase Plan”) and authorized 250,000 shares of common stock to be sold to employees through the Stock Purchase Plan. As of December 31, 2003, 154,864 shares are available for purchase under the Stock Purchase Plan. Under the terms of the Stock Purchase Plan, employees may elect to contribute up to 15% of compensation through payroll deductions for the purchase of Company stock at 85% of the lesser of the market price at the beginning

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or the end of the offering period. An offering period begins on January 1 and July 1 of each year and expires in six months.

      During 2003, 39 participants purchased 24,746 shares of stock for prices ranging from $2.16 to $2.86 per share. During 2002, 36 participants purchased 16,467 shares of stock at a price of $2.13 to $3.61 per share. During 2001, 34 participants purchased 18,348 shares of stock at a price of $2.13 per share. Under APB Opinion No. 25, the Stock Purchase Plan is considered non-compensatory (the shares are purchased with after-tax dollars). Therefore, no compensation expense was recognized for shares sold under this plan in 2001 and 2002. With the adoption of the cost recognition provisions of SFAS No. 123 under the prospective method of adoption authorized by SFAS No. 148, the Company recorded approximately $15,000 in pre-tax expense for the Stock Purchase Plan in 2003.

      Pro Forma net income and earnings per share information included in footnote 1 was determined in accordance with SFAS 123, as were expenses recognized prospectively in 2003. SFAS 123 specifies determining the fair value of options at the date of grant using a Black-Scholes option-pricing model. The weighted-average assumptions used in pricing grants are as follows:

	2003	2002	2001

Stock Options
Weighted-average risk-free rate	3.23%	4.57%	4.96%
Expected life of options (months)	72	72	72
Volatility	48.70%	58.04%	61.94%
Weighted-average fair value	$0.87	$2.98	$1.92
Stock Purchase Rights
Weighted-average risk-free rate	2.69%	4.23%	4.96%
Expected life of options (months)	6	6	6
Volatility	51.9%	59.1%	58.4%
Weighted-average fair value	$0.93	$1.50	$1.02

      No dividend yield was assumed in computing the fair value of either the stock options or stock purchase rights grants.

Warrants

      In connection with a Schlotzsky’s N.A.M.F., Inc. (“NAMF”) subordinated debt financing in 2001, the Company issued warrants for the purchase of 30,000 shares of common stock to the lender, an entity of which a member of the Company’s Board of Directors was then a managing director. These warrants have an exercise price of $4.50 per share and expire in 2006. Utilizing the Black-Scholes option-pricing model, the warrants were valued at $57,000. NAMF reimbursed the Company the cost of issuing the warrants.

13.	Supplemental Disclosure of Cash Flow Information

      Cash paid for interest during the years ended December 31, 2003, 2002 and 2001 was approximately $3,965,000, $3,176,000 and $2,796,000, respectively.

      Cash paid for income taxes during the years ended December 31, 2003, 2002 and 2001 was approximately $367,000, $455,000 and $1,194,000, respectively, net.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Non-cash investing and financing activities:

2003

      A note payable of $665,000 was issued to a financial institution in exchange for a note receivable from a franchisee of approximately the same amount.

      Due to a change in the management agreement for a restaurant venture 50% owned by the Company, the Company began consolidating a restaurant venture it had previously accounted for under the equity investment method. This consolidation added approximately $3,140,000 in property, plant, and equipment to the balance sheet, $2,548,000 in liabilities, and reduced the Company’s investments by approximately $362,000 and its receivables by $230,000.

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

      Interest and other accounts receivable of approximately $738,000 were converted to notes receivable.

14.	Related Party Transactions

      John C. Wooley and Jeffrey J. Wooley have personally guaranteed and pledged collateral in connection with obligations of the Company to various lenders and lessors. The Company has agreed to indemnify both of them against liabilities, costs and expenses they may incur under such guarantees. The approximate total amount of the guaranteed obligations was $2,484,084 at December 31, 2003.

      John Wooley and Jeffrey Wooley signed various promissory notes to the Company to evidence obligations owed to predecessor entities. As amended, these loans accrue interest at 8% per year, as long as certain personal guarantees (described above) by John Wooley and Jeffrey Wooley in favor of the Company remain

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding, and then convert to a five-year term. The largest aggregate amount of such indebtedness during 2003, and the balance of these loans as of December 31, 2003, was approximately $161,290 for John Wooley and $328,818 for Jeffrey Wooley.

      In 2001, the Company issued promissory notes to Jeffrey Wooley in the amounts of (i) $112,500 in lieu of payment for his 2001 bonus, and (ii) $140,000 for his bonus advance payable in 2002 under the terms of his employment agreement. As amended, these notes will mature on January 31, 2005. The notes accrue interest at 7% per year, with accrued interest payable monthly. In February and March 2004, the Company paid a total of $170,000 toward the outstanding principal of these notes.

      A predecessor-in-interest to Third & Colorado, LP (“T&C”), in which John Wooley and Jeffrey Wooley are controlling members, is the borrower under a term loan and a line of credit from the Company, secured by mortgages on a parcel of land in Austin, Texas previously sold by the Company to T&C’s predecessor-in-interest. As amended, both loans accrue interest at 8% per year as long as certain personal guarantees (described above) by John Wooley and Jeffrey Wooley in favor of the Company remain outstanding, and then convert to a ten-year term. The largest aggregate amount of such indebtedness during 2003, and the balance of these loans as of December 31, 2003, was $1,292,277.

      The Company leases its corporate headquarters in the central business district of Austin, Texas from T&C under a ten-year lease which began in November 1997. The lease provides for: approximately 29,400 square feet of office space at $12.95 per square foot of annual net rent; approximately 11,950 square feet of additional space originally designated for storage but now used primarily for offices, rent free for the first three years, $1.25 per square foot for the next three years, and $2.50 per square foot for the last five years; varying numbers of parking spaces at below-market rates for the first five years and market rates for the last five years; and reimbursement of certain expenses. In 1996, after review of an analysis by an independent appraiser, the disinterested members of the Board of Directors approved the terms of the lease and determined that such terms were no less favorable to the Company than those available from unaffiliated third parties. In 2003, the Company paid to T&C $397,910 for office and storage space, $123,734 for approximately 150 parking spaces, and $128,796 for taxes and insurance.

      Bonner Carrington Corporation European Market (“BCCE”), is the master licensee of the Company for Germany, France and certain other territories. In connection with such master licenses, BCCE has executed promissory notes payable to the Company. As amended, the notes bear interest at 9% per annum and provide for installment payments of principal and interest through December 2007. The largest aggregate amount of indebtedness during 2003, and the balance outstanding on December 31, 2003, owed by BCCE to the Company under such notes was approximately $582,561. The Company owns a 7.5% preferred stock interest in BCCE, has an option to acquire an additional 10% preferred stock interest in BCCE, and has options to acquire BCCE and its territories at predetermined prices through December 2011. The Company also holds a promissory note of Bonner Carrington LP, a Texas limited partnership and affiliate of BCCE (“BCLP”). The largest aggregate amount of such indebtedness during 2003, and the balance outstanding on December 31, 2003, owed under such note was approximately $413,697. In 1998, affiliates of BCCE acquired a minority membership interest in T&C. As of December 31, 2003 BCCE had ceased operations and the Company was carrying the above notes, net of reserves and unrecognized deferred revenue, at approximately $258,000.

      In 2002, the Company paid $50,000 to BCLP for an option to take over a long-term ground lease for a Company-operated restaurant site in the Austin area. The Company exercised this option in January 2003 at the exercise price of $100,000. During 2003, the Company paid to BCLP approximately $10,610 for construction coordination and consulting services in connection with the development of this and other restaurant sites.

      In February 2001, the Company granted to Triad Media Ventures LLC (“Triad”) warrants to purchase 30,000 shares of the Company’s Common Stock at an exercise price of $4.50 per share. The warrants were granted in connection with a credit facility from Triad to Schlotzsky’s National Advertising Association, Inc.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Schlotzsky’s N.A.M.F., Inc. which are affiliates of the Company, in the principal amount of $3,000,000 to fund the purchase of certain cable television advertising rights. Floor Mouthaan, a director of the Company, served on the investment committee of Triad until May 2002, but he did not have management control over Triad and he expressly disclaimed beneficial ownership of the shares underlying these warrants. Nevertheless, the grant of warrants was treated as a related party transaction, was determined to be on terms no less favorable to the Company than those available from unaffiliated third parties, and was approved, by the disinterested members of the Board of Directors.

      Sino-Caribbean Corporation (“SCC”), a Texas corporation, is the master licensee of the Company for China. In connection with such master licenses, SCC has executed promissory notes payable to the Company. As amended, the notes bear interest at 8% per year and provide for installment payments of principal and interest through December 2006. The largest aggregate amount of indebtedness during 2003, and the balance outstanding on December 31, 2003, owed by SCC to the Company under such notes was approximately $775,000. Karl Martin, an employee of the Company, has an ownership interest in SCC. In March, 2004 the Company entered into an agreement to acquire the assets of SCC in exchange for forgiveness of debt and $150,000 in other considerations.

      In 2003, John Wooley and Jeffrey Wooley provided a $1,000,000 credit facility for the Company. As amended, this facility bears interest at 6% per year and provides for monthly payments of interest until the maturity date on July 16, 2004. The loan is secured by the Company’s intellectual property, contract rights and certain intangibles, although that security interest was subordinated to NS Associates I, Ltd. (NS Associates) under the Subordination Agreement in connection with the 2003 renegotiation of the NS Associates loan. The largest aggregate amount of such indebtedness during 2003 was $560,000, and the balance of this loan as of December 31, 2003, was $360,000.

      In 2003, the Company entered into a short-term bridge loan with a commercial lender in the principal amount of $150,000. As amended, this loan accrues interest at 5.2% per year, matures on June 25, 2004, and is collateralized by a certificate of deposit pledged by Jeffrey Wooley. The largest aggregate amount of such indebtedness during 2003, and the balance of this loan as of December 31, 2003, was $150,000.

      In 2003, Schlotzsky’s Franchisor, LLC, a wholly-owned subsidiary of the Company (“Franchisor”), borrowed from John Wooley and Jeffrey Wooley a loan in the principal amount of $2,500,000. As amended, this facility bears annual interest at a rate of 2.5% over the prime rate, and provides for monthly installment payments of principal and interest from May 2004 until the earlier of December 2006 or the end of Franchisor’s obligations under the Subordination Agreement in connection with the 2003 renegotiation of the NS Associates loan. The loan is secured by the Company’s intellectual property, contract rights and certain intangibles, although that security interest in subordinated to NS Associates. The largest aggregate amount of such indebtedness during 2003, and the balance of this loan as of December 31, 2003, was $2,500,000.

      In 2003, the Company and John and Jeff Wooley guaranteed a bank note in the amount of $4,300,000, for the benefit of Schlotzsky’s N.A.M.F. Funding, LLC, the advertising entity of the Schlotzsky’s restaurant system, for which the Company had received a portion of the net proceeds of the loan in repayment of outstanding debt to the Company. Additionally, the Company pledge certain restaurants to secure this facility. The largest aggregate amount of such indebtedness during 2003 was $4,300,000, and the balance of this loan as of December 31, 2003, was $4,140,000.

      In 2003, the Company guaranteed payments under the Amended and Restated Promissory Note between DFW Restaurant Transfer Corp., a wholly-owned subsidiary of the Company, and NS Associates as lender, in connection with the restructuring of the seller-financed acquisition of the Company’s largest area developer territory. As amended, the note bears interest at 3% through November 2004 and 4% over prime thereafter and provides for principal and interest payments of $120,000 for 12 months beginning December 2003 and payments of $420,000 from December 2004 until the maturity date of December 2006. The loan is secured by the Company’s intellectual property, contract rights, and certain intangibles and is subordinate to a

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$3.0 million senior debt facility. The largest aggregate amount of such post-amendment indebtedness during 2003, and the balance of this loan as of December 31, 2003, was $18,012,000.

      Certain of the transactions described above were entered into between related parties and therefore were not the result of arms-length negotiations. Accordingly, certain of the terms of these transactions may be more or less favorable to the Company than might have been obtained from unaffiliated third parties. During fiscal year 2003, the Company did not, and in the future will not, enter into any transactions in which the directors, executive officers or principal shareholders of the Company and their affiliates have a material interest, unless such transactions are determined to be on terms that are no less favorable to the Company than those that the Company could obtain from unaffiliated third parties, and are approved, by a majority of the independent and disinterested members of the Board of Directors and any appropriate Board Committees.

15.	Commitments and Contingencies

Leases

      The Company leases office facilities and certain land, buildings and equipment under operating leases. Lease terms are generally for three months to 25 years and, in some cases, provide for rent escalations and renewal options, with certain leases providing purchase options. Certain leases also provide for the payment of additional rent based on sales levels. Future minimum rental payments, net of sublease revenue, under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003, are as follows:

Year Ending
December 31,

2004	$2,436,000
2005	2,361,000
2006	2,103,000
2008	1,466,000
2008	1,139,000
Thereafter	9,347,000

$18,852,000

      Rent expense for the years ended December 31, 2003, 2002 and 2001, was approximately $3,249,000, $3,018,000 and $2,647,000, respectively.

Guarantees of Indebtedness of Others

      The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $24.6 million as of December 31, 2003. These guarantees include approximately $4.7 million in lease guarantees for the benefit of franchisees, approximately $13.7 million of mortgage loan and FF&E guarantees for the benefit of franchisees and approximately $6.2 million of loan guarantees for the benefit of related parties.

      The lease guarantees for the benefit of franchisees primarily arose through the Company’s former Turnkey program, in which the Company developed the related restaurants, leased the restaurant to a franchisee and then sold them to a leasing company. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease. The maximum guarantee for a single lease is approximately $1.2 million. Certain guarantees extend through 2018. The Company may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. The Company has indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse the Company for

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

any amounts paid under such guarantees. The Company also has net deferred gain related to the sale of these leases in the amount of approximately $342,000, as of December 31, 2003 (see Note 7).

      The mortgage loan guarantees for the benefit of franchisees also primarily arose through the Company’s former Turnkey program, in which the Company developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee’s mortgage loan. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage. The maximum amount of a single guarantee is approximately $1.1 million. Certain guarantees extend through 2016. The Company may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner or may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for not proceeds less than the amount of the outstanding mortgage. The Company has indemnification agreements with the franchisees, under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees. In the event the Company purchases the loan from the lender in the event of a default, the Company would succeed to the lender’s security interest in the related property.

      The loan guarantees in favor of related parties primarily arose when the Company guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to the Company. One of the guarantees, for the benefit of our real estate venture, is of mortgage debt, totaling approximately $2.0 million (see Note 5). This guarantee extends through 2009. Another guarantee, in the amount of approximately $4.1 million at December 31, 2003, is for the benefit of the advertising entity of the Schlotzsky’s restaurant system, for which the Company received the net proceeds of the loan in repayment of outstanding debt to the Company (see Note 14). This guarantee expires in 2004.

Litigation

      New Florida Markets, Ltd. and Deli Keys, Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchise Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s NAMF, Inc., and Schlotzsky’s NAMF Funding, LLC (Case No. 701140045603), was filed on or about June 23, 2003 with the American Arbitration Association. Claimant is the area developer for the Tampa, Orlando, and West Palm Beach development areas. On July 14, 2003, Deli Keys, Ltd., an area developer for the Miami development area, joined the arbitration as an additional Claimant. They allege that Respondents frustrated their ability to develop, in part because of the Company’s “Turnkey” program under which Respondents developed a number of restaurants during the period 1995 until 2000 in which Respondents were involved in acquiring sites, building restaurants for franchisees and, in certain instances, guaranteeing franchise debts or leases. Claimant also alleges Respondents breached the Area Developer Agreements by failing to provide adequate licensing support, negotiating with license prospects, failing to establish and administer a local advertising group, pledging royalties, changing the area developer manual, refunding franchise fees, and forcing Claimants to purchase errors and omissions insurance. Other claims include breach of the implied covenant of good faith and fair dealing, constructive termination, and violation of the Texas Deceptive Trade Practices Act. Claimants seek actual, compensatory, and punitive damages of an unspecified amount, attorneys’ fees, and costs. The arbitration proceeding is scheduled to begin in May 2004.

      John D. Wright and James E. Wright v. Schlotzsky’s, Inc. and Schlotzsky’s Real Estate, Inc. (U.S. District Court for the Eastern District of Michigan — Case No. 03-70244) was filed on or about June 9, 2003 as a Counterclaim and Third Party Claim in a collection action originally filed by Schlotzsky’s Real Estate, Inc. (“SREI”) in January 2003. James Wright, John Wright, Lorraine Wright, and Kimberly Wright v. Schlotzsky’s, Inc. and Schlotzsky’s Real Estate, Inc., in the Circuit Court for the County of Genessee, State of Michigan (Case No. 02-74931-CK), was filed on or about July 1, 2003 as a Third Party Complaint in a foreclosure action. The Wrights are principals and guarantors of J. Wright Franchise Development, LLC, a former franchisee that had operated a Schlotzsky’s Deli in Grand Blanc, Michigan and filed Chapter 11 bankruptcy. In January 2003, SREI filed suit against John and James Wright for collection of

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$283,872.68 due under a promissory note. In the instant case, the Wrights allege that they were induced into participating in the Company’s Turnkey program and that an employee of the Company represented that the restaurant would attain a certain level of sales. The Wrights’ claims include fraud in the inducement, fraudulent and negligent misrepresentation, and breach of the Michigan Franchise Investment Act. They sought damages of an unspecified amount, attorneys’ fees, and costs. The parties agreed to settle both lawsuits on March 5, 2004, with all parties withdrawing their claims with prejudice.

      Robert Coshott v. Schlotzsky’s, Inc. (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky’s Deli restaurant in Melbourne, Australia. Plaintiff brings causes of action for fraud and/or negligent misrepresentation. Plaintiff alleges that he experienced problems with certain equipment specified or approved by the Company, that the Company’s system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve; that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky’s Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requests actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. On July 23, 2003, Coshott also filed a Demand for Arbitration with the International Chamber of Commerce styled Robert Gilbert Coshott v. Schlotzsky’s, Inc. (Case. No. 12 838/JNK). The claims in the Demand are similar to those brought in the above-entitled action and include additional allegations that the Company required the purchase of goods and services from certain suppliers in violation of the Trade Practices Act of 1974 and that the Company failed to disclose the existence of a predecessor Master License Agreement, in violation of the Fair Trading Act of 1987 (New South) Wales, breach of contract, and equitable estoppel. Claimant seeks unspecified actual, compensatory and punitive damages, lost profits, attorneys’ fees, prejudgment interest, and costs. On February 26, 2004, the Company obtained a declaratory judgment in the state court case declaring that Plaintiff had waived any right to arbitrate his claim by filing suit against the Company in state court in Texas. The state court case is not yet set for trial.

      Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s N.A.M.F., Inc., Schlotzsky’s National Advertising Association, Inc., and Schlotzsky’s, Brands, Inc., Schlotzsky’s Brand Products, L.P., Schlotzsky’s Real Estate, Inc., and Schlotzsky’s Restaurants, Inc. (Cause No. 2001-CI-13672) was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky’s, Inc., John Wooley, Schlotzsky’s Franchising Limited Partnership, and Schlotzsky’s NAMF, Inc. (“Defendants”). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs bring causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortious interference with contract, tortious interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Act, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek an unspecified amount of money damages plus exemplary damages, attorneys’ fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley, who was previously dismissed from the case, answered and asserted counterclaims alleging breach of contract and that Plaintiffs’ claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seeks money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys’ fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court. The case was remanded to state court on April 17, 2003. The case is not yet set for trial.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. (Cause No. 03-01758) was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District. Plaintiff is a real estate investment company that owns certain Schlotzsky’s restaurants and leases them to franchisees. It alleges that in 1997 and 1998 we entered into several agreements where we agreed to guarantee certain lease agreements. Plaintiff claims that in 1998 the parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky’s from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky’s agreement to purchase six other properties. Plaintiffs are seeking an order requiring us to purchase six properties for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff’s claims include breach of contract and a request for attorneys’ fees. The trial date has been scheduled for September 20, 2004.

      In addition to the matters discussed above, we are defendants in various other legal proceedings arising from our business. The ultimate outcome of these pending proceedings cannot be projected with certainty. However, based on our experience to date, we believe any such proceeding will not have a material effect on our business or financial condition.

16.	Segments

      The Company and its subsidiaries are principally engaged in franchising and operating fast-casual restaurants that feature up-scale made-to-order sandwiches with unique sourdough buns and pizzas. At December 31, 2003, the Schlotzsky’s system included Company-operated and franchised restaurants in 37 states, the District of Columbia and six foreign countries.

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

	Restaurant	Franchise
Year Ended December 31, 2003	Operations	Operations	Consolidated

Revenue from external customers	$32,010,566	$24,167,173	$56,177,739
Depreciation and amortization	2,418,071	2,761,336	5,179,407
Operating income (loss)	(1,303,817)	(5,598,964)	(6,902,781)
Significant non-cash items-bad debt and impairment	11,334	3,688,970	3,700,304
Capital expenditures	3,562,444	60,633	3,623,077
Total assets	40,106,196	85,679,658	125,785,554

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Restaurant	Franchise
Year Ended December 31, 2002	Operations	Operations	Consolidated

Revenue from external customers	$31,723,161	$28,823,332	$60,546,493
Depreciation and amortization	2,520,273	2,500,197	5,020,470
Operating income (loss)	(286,737)	2,611,981	2,325,244
Significant non-cash items-bad debt and impairment	—	1,569,077	1,569,077
Capital expenditures	2,040,561	156,178	2,196,739
Total assets	$41,519,280	$96,007,202	$137,526,482

	Restaurant	Franchise
Year Ended December 31, 2001	Operations	Operations	Consolidated

Revenue from external customers	$29,905,593	$31,945,122	$61,850,715
Depreciation and amortization	1,856,927	2,367,490	4,224,417
Operating income (loss)	225,201	5,855,298	6,080,499
Significant non-cash items-bad debt and impairment	—	1,852,374	1,852,374
Capital expenditures	5,446,194	2,442,676	7,888,870
Total assets	$36,071,905	$78,077,355	$114,149,260

      Included in revenue from external customers for the Franchise Operations segment are royalties and fees from international sources of $86,933, $201,782 and $149,363 for 2003, 2002 and 2001, respectively.

17.	Earnings Per Share

      Basic and diluted earnings per share computations for the years ended December 31, 2003, 2002 and 2001 are as follows:

	For the Years Ended
	December 31,

	2003	2002	2001

Basic earnings per share
Net income (loss)	$(11,748,595)	$(199,048)	$2,489,139

Weighted average common shares outstanding	7,325,943	7,296,272	7,303,455

Basic earnings (loss) per share	$(1.60)	$(0.03)	$0.34

Diluted earnings per share
Net income (loss)	$(11,748,595)	$(199,048)	2,489,139

Weighted average common shares outstanding	7,325,943	7,296,272	7,303,455
Assumed conversion of common shares issuable under stock option plan and exercise of warrants	—	—	169,991

Weighted average common shares outstanding — assuming dilution	7,325,943	7,296,272	7,473,446

Diluted earnings (loss) per share	$(1.60)	$(0.03)	$0.33

      Outstanding options that were not included in the diluted calculation because their effect would be anti-dilutive totaled 910,000, 1,133,000 and 672,000 in 2003, 2002 and 2001, respectively.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	New Accounting Pronouncements

      The FASB has issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 addresses the consolidation by business enterprises of variable interest entities whose equity holders have not provided sufficient equity to allow the entity to finance its own activities or whose equity holders lack the essential characteristics of a controlling financial interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. There are multiple effective dates for applying FIN 46®, and the Company will adopt the guidance by the end of its next reporting period, March 31, 2004. The Company continues to evaluate the impact of FIN 46, but preliminarily does not anticipate any material change to the Company financial results or balance sheet that will result from the adoption of FIN 46.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders,

Schlotzsky’s, Inc.:

      In connection with our audit of the consolidated financial statements of Schlotzsky’s, Inc. and Subsidiaries referred to in our report dated March 6, 2004, which is included in Part IV of this Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 2003. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

GRANT THORNTON LLP

Dallas, Texas

March 6, 2004

S-1

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions
	Balance
	at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period

Year ended December 31, 2003
Accounts receivable:
Royalties	$425,935	$847,194	$—	$(21,015)	$1,252,114
Other	576,254	435,258	—	—	1,011,512
Notes receivable	1,924,743	2,417,851	13,896	—	4,356,490

	$2,926,932	$3,700,304	$13,896	$(21,015)	$6,620,116

Year ended December 31, 2002
Accounts receivable:
Royalties	$240,379	$522,692	$—	$(337,136)	$425,935
Other	771,848	215,241	—	(410,835)	576,254
Notes receivable	1,787,571	831,144	—	(693,972)	1,924,743

	$2,799,798	$1,569,077	$—	$(1,441,943)	$2,926,932

Year ended December 31, 2001
Accounts receivable:
Royalties	$821,601	$689,171	$—	$(1,270,393)	$240,379
Other	1,018,570	79,041	—	(325,763)	771,848
Notes receivable	1,886,689	604,007	—	(703,125)	1,787,571

	$3,726,860	$1,372,219	$—	$(2,299,281)	$2,799,798

S-2