Form 10-Q
period 2004-03-31
SCHLOTZSKYS INC
filed 2004-05-17
CIK 1002178

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission File Number: 0-27008

Schlotzsky’s, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2654208
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

203 Colorado Street, Suite 600, Austin, Texas 78701
(Address of principal executive offices)

(512) 236-3800
(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [✓]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 4, 2004
Common Stock, no par value	7,338,661

SCHLOTZSKY’S, INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,133,087	$1,058,300
Accounts receivable, net:
Royalties	1,072,697	884,098
Brands	906,654	905,085
Other	1,505,071	1,494,513
Refundable income taxes	9,350	9,350
Prepaids, inventories and other assets	1,199,005	1,250,193
Real estate held for sale	3,213,821	3,208,533
Current portion of:
Notes receivable	55,134	50,570
Notes receivable – related party	—	3,500

Total current assets	9,094,819	8,864,142
Property, equipment and leasehold improvements, net	41,538,565	42,396,145
Notes receivable, net, less current portion	4,059,407	4,121,951
Notes receivable – related party, net, less current portion	1,740,606	2,613,170
Investments	1,058,683	567,850
Intangible assets, net	62,284,461	62,523,367
Goodwill, net	3,519,242	3,519,242
Other noncurrent assets	1,140,116	1,179,687

Total assets	$124,435,899	$125,785,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,917,171	$1,133,701
Current maturities of long-term debt	7,357,985	6,564,646
Accounts payable	3,899,488	5,768,117
Accrued liabilities	5,634,784	5,243,563
Deferred revenue, current portion	443,215	376,633

Total current liabilities	19,252,643	19,086,660
Long-term debt, less current portion	42,170,770	42,586,141
Deferred revenue, less current portion	1,000,579	1,450,300
Deferred tax liability	—	—

Total liabilities	62,423,992	63,123,101

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, Class C, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized, 7,528,186 shares and 7,521,524 shares issued at March 31, 2004 and December 31, 2003, respectively	64,140	64,073
Additional paid-in capital	58,234,642	58,213,945
Retained earnings	4,556,281	5,227,591
Treasury stock (189,525 shares at March 31, 2004 and December 31, 2003), at cost	(843,156)	(843,156)

Total stockholders’ equity	62,011,907	62,662,453

Total liabilities and stockholders’ equity	$124,435,899	$125,785,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,	March 31,
	2004	2003
Revenue:
Royalties	$3,592,768	$4,303,888
Developer fees	36,307	50,159
Restaurant sales	7,781,785	7,612,229
Brand contribution	1,416,596	1,651,105
Other fees and revenue	219,996	212,649

Total revenue	13,047,452	13,830,030

Expenses:
Service costs:
Royalties	528,883	663,792

	528,883	663,792

Restaurant operations:
Cost of sales	2,110,003	2,171,620
Personnel and benefits	2,950,497	3,365,161
Operating expenses	1,871,420	1,902,247

	6,931,920	7,439,028

Equity loss on investments	—	67,150

General and administrative	3,942,874	5,070,715

Depreciation and amortization	1,406,008	1,249,406

Total expenses	12,809,685	14,490,091

Income (loss) from operations	237,767	(660,061)
Other:
Interest income	62,393	103,648
Interest expense	(931,470)	(1,015,905)

Income (loss) before provision (credit) for income taxes	(631,310)	(1,572,318)
Provision (credit) for income taxes	40,000	(506,000)

Net income (loss)	$(671,310)	$(1,066,318)

Earnings per share-basic	$(0.09)	$(0.15)

Earnings per share-diluted	$(0.09)	$(0.15)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock
			Additional			Total
	Number of	Stated Capital	Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, January 1, 2003	7,496,778	$63,826	$58,122,469	$16,976,186	$(843,156)	$74,319,325
Issuance of common stock in connection with employee stock purchase plan	24,746	247	76,766	—	—	77,013
Issuance of employee stock options	—	—	14,710	—	—	14,710
Net loss	—	—	—	(11,748,595)	—	(11,748,595)

Balance, December 31, 2003	7,521,524	64,073	58,213,945	5,227,591	(843,156)	62,662,453
Issuance of common stock in connection with employee stock purchase plan	6,662	67	11,485	—	—	11,552
Issuance of employee stock options	—	—	9,212	—	—	9,212
Net loss	—	—	—	(671,310)	—	(671,310)

Balance, March 31, 2004	7,528,186	$64,140	$58,234,642	$4,556,281	$(843,156)	$62,011,907

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(671,310)	$(1,066,318)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,406,008	1,249,406
Provision for uncollectible accounts	436,849	383,580
Provision for deferred taxes	—	(536,000)
Provision for stock option compensation	9,212	6,096
Amortization of deferred revenue	53,693	(37,659)
Equity loss on investments	—	67,150
Changes in:
Accounts receivable	(675,859)	468,647
Prepaid expenses and other assets	190,221	259,656
Accounts payable and accrued liabilities	(588,252)	1,181,918

Net cash provided by operating activities	160,562	1,976,476

Cash flows from investing activities:
Purchase of property and equipment	(149,320)	(610,456)
Sale of property, equipment and real estate held for sale	—	530,655
Acquisition of investments and intangible assets	(164,954)	(209,771)
Issuance of notes receivable	(37,977)	(8,130)
Repayments of notes receivable	35,139	5,372

Net cash used in investing activities	(317,112)	(292,330)

Cash flows from financing activities:
Sale of common stock	11,552	36,082
Proceeds from issuance of debt	1,500,000	150,000
Debt issuance costs	—	(10,312)
Acquisition of treasury stock	—	—
Repayment of debt	(1,280,215)	(1,821,722)

Net cash provided by (used in) financing activities	231,337	(1,645,952)

Net increase (decrease) in cash and cash equivalents	74,787	38,194
Cash and cash equivalents at beginning of period	1,058,300	678,895

Cash and cash equivalents at end of period	$1,133,087	$717,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. – Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. This information should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Schlotzsky’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements at March 31, 2003, and for the period then ended, to correspond with the presentation used at March 31, 2004, and for the period then ended.

Note 2. – Stock-Based Compensation

     Effective January 1, 2003, the Company adopted the cost recognition provisions for stock-based compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123 under the prospective method of adoption authorized by SFAS No. 148. The amount charged to expense during the quarter ended March 31, 2004 was approximately $9,212. Had the Company adopted the cost recognition provisions of SFAS No. 123 in 1995, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown (in thousands, except per share amounts):

	For the three months ended
	March 31, 2004	March 31, 2003
Net income (loss), as reported	$(671)	$(1,066)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	9	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)	(69)

Pro forma net income (loss)	$(682)	$(1,131)

Earnings per share:
Basic-as reported	$(0.09)	$(0.15)

Basic-pro forma	$(0.09)	$(0.15)

Diluted-as reported	$(0.09)	$(0.15)

Diluted-pro forma	$(0.09)	$(0.15)

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 3. – Restaurant Operations

     A summary of certain operating information for Company-operated restaurants is presented below for the three-month periods ended March 31, 2004 and 2003 (dollars in thousands).

	Long-term Portfolio
	Restaurants		Available
	Sandwich-		For Sale
	Cafes	Training	Restaurants	Total
Three months ended March 31, 2004
Restaurant sales	$4,994	$634	$2,154	$7,782

Restaurant operations:
Cost of sales	1,353	176	581	2,110
Personnel and benefits	1,718	289	944	2,951
Operating expenses	903	249	719	1,871

	3,974	714	2,244	6,932

Operating income (loss) before depreciation and amortization	$1,020	$(80)	$(90)	$850

Three months ended March 31, 2003
Restaurant sales	$4,474	$657	$2,481	$7,612

Restaurant operations:
Cost of sales	1,275	195	702	2,172
Personnel and benefits	1,782	349	1,234	3,365
Operating expenses	829	248	825	1,902

	3,886	792	2,761	7,439

Operating income (loss) before depreciation and amortization	$588	$(135)	$(280)	$173

     The classification of restaurants has changed from the previous year due to reorganization within the Company. The long-term portfolio of Schlotzsky’s Delis now consists of all but one of the former Long-term delis, two former Marketplace restaurants and two former Available for Sale restaurants. The Training classification consists of one former Marketplace, one former Long-term Schlotzsky’s Deli and two former Available for Sale restaurants.

Note 4. – Segments

     The Company is principally engaged in franchising and operating restaurants in the fast casual sector under the Schlotzsky’s brand. Schlotzsky’s restaurants offer a menu of distinctive, high quality foods featuring our proprietary breads, complemented by excellent customer service in a visually appealing setting. Our current menu includes upscale made-to-order hot sandwiches and pizza served on our proprietary buns and crusts, wraps, chips, salads, soups, fresh baked cookies and other desserts, and beverages. At March 31, 2004, the Schlotzsky’s system included 537 Company-operated and franchised restaurants in 37 states, the District of Columbia and six foreign countries. The Company operated 36 restaurants as of March 31, 2004.

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

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

	Restaurant	Franchise
Three months ended March 31, 2004	Operations	Operations	Consolidated
Revenue from external customers	$7,782	$5,265	$13,047
Depreciation and amortization	757	649	1,406
Operating income (loss)	93	145	238
Total assets	$41,387	$83,049	$124,436

	Restaurant	Franchise
Three months ended March 31, 2003	Operations	Operations	Consolidated
Revenue from external customers	$7,612	$6,218	$13,830
Depreciation and amortization	521	728	1,249
Operating income (loss)	(348)	(312)	(660)
Total assets	$41,595	$93,784	$135,379

     Of the Restaurant Operations depreciation and amortization for the three months ended March 31, 2004, $458,000 was allocated to the long-term portfolio of restaurants ($82,000 for Training restaurants and $376,000 for Sandwich-cafes) and $299,000 to restaurants available for sale. For the three months ended March 31, 2003, $369,000 of depreciation and amortization was allocated to the long-term portfolio of restaurants ($76,000 for Training restaurants and $293,000 for Sandwich-cafes) and $152,000 to restaurants available for sale.

Note 5. – Debt

     The Company’s debt structure as of March 31, 2004, and December 31, 2003, is as follows (dollars in thousands):

	March 31,	December 31,
	2004	2003
	(Unaudited)
Short-term debt	$1,917	$1,134

Long-term debt:
Notes payable to former area developers	$21,450	$21,851
Mortgages on Company-operated restaurants and equipment	21,136	21,589
Capital leases	2,562	2,659
Notes payable to shareholders	2,500	2,500
Obligations secured by royalty and licensing contracts.	1,500	—
Other obligations	381	551

	49,529	49,150
Less current maturities of long-term debt	(7,358)	(6,564)

Long-term debt	$42,171	$42,586

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 6. – Related Party Receivables

     As of March 31, 2004, and December 31, 2003, receivables from related parties were as follows (dollars in thousands):

	March 31,	December 31,
	2004	2003
	(Unaudited)
Included in accounts receivable - other	$0	$23
Included in other noncurrent assets	751	939
Included in notes receivable	1,741	2,617

Total related party receivables	$2,492	$3,579

Note 7. – Earnings Per Share

     Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	For the three months ended
	March 31,	March 31,
	2004	2003
Basic earnings per share
Net income (loss)	$(671)	$(1,066)

Weighted average common shares outstanding	7,339	7,320

Basic earnings per share	$(0.09)	$(0.15)

Diluted earnings per share
Net income (loss)	$(671)	$(1,066)

Weighted average common shares outstanding	7,339	7,320
Dilutive stock options and warrants	—	—

Weighted average common shares outstanding – assuming dilution	7,339	7,320

Diluted earnings per share	$(0.09)	$(0.15)

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive.	883	1,142

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 8. – Intangible Assets

     Intangible assets consist of the following (dollars in thousands):

		March 31, 2004		December 31, 2003
		(Unaudited)
	Amortization
	Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Value	Amortization	Value	Amortization
Intangible assets subject to amortization:
Royalty value	20	$2,474	$926	$2,474	$897
Developer and franchise rights acquired	40	59,474	4,212	59,374	3,867
Restaurant development rights	13 to 25	1,653	654	1,653	568
Debt issue costs	3 to 20	688	238	529	211
Other intangible assets	5	652	455	646	438

		64,941	6,485	64,676	5,981

Intangible assets not subject to amortization:
Original franchise and royalty rights		5,689	1,860	5,689	1,860
Goodwill		3,850	331	3,850	331

		9,539	2,191	9,539	2,191

Total intangible assets		$74,480	$8,676	$74,215	$8,172

     Amortization of intangible assets totaled approximately $504,000 and $426,000 for the three months ended March 31, 2004 and 2003, respectively. Estimated amortization expense through 2008 for intangible assets with determinable lives is as follows (dollars in thousands):

Remainder of 2004	$1,359
2005	1,715
2006	1,640
2007	1,640
2008	1,638

$7,992

     The changes in the gross value of goodwill for the quarter ended March 31, 2004, are as follows (dollars in thousands):

	Restaurant	Franchise
	Operations	Operations	Total
Balance as of December 31, 2003	$3,589	$261	$3,850
Goodwill acquired	—	—	—
Impairment	—	—	—

Balance as of March 31, 2004	$3,589	$261	$3,850

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 9. – Off-balance Sheet Arrangements

     The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $24.6 million as of March 31, 2004. These guarantees include approximately $4.8 million of lease guarantees for the benefit of franchisees, approximately $13.8 million of mortgage loan guarantees for the benefit of franchisees and approximately $6.0 million of loan guarantees for the benefit of related parties.

     The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which the Company developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease. The maximum guarantee for a single lease is approximately $1.2 million. Certain lease guarantees extend through 2018. The Company may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. The Company has indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees. As of March 31, 2004, the Company had accrued a liability of approximately $320,000 related to these guarantees. The Company also has a net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of March 31, 2004.

     The mortgage loan guarantees for the benefit of franchisees also arose primarily through the Company’s former Turnkey program, in which we developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee’s mortgage loan. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage. The maximum amount of a single guarantee is approximately $1.1 million. Certain loan guarantees extend through 2016. The Company may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner, or the Company may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for net proceeds less than the amount of the outstanding mortgage. The Company has indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse the Company for any amount paid under such guarantees. In the event that the Company purchases the loan from the lender in the event of a default, the Company would succeed to the lender’s security interest in the related property.

     The loan guarantees in favor of related parties primarily arose when we guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to us. One of the guarantees, for the benefit of our real estate venture, is of mortgage debt, totaling approximately $2.0 million. This guarantee extends through 2009. Another guarantee, in the amount of approximately $4.1 million at March 31, 2004, was for the benefit of NAMF, the advertising entity of the Schlotzsky’s restaurant system, for which we received the net proceeds of the loan in repayment of outstanding debt to us. This guarantee was released in May 2004.

     We have been called upon, from time to time, to make payments on obligations we have guaranteed on behalf of franchisees under the former Turnkey program. We will make additional payments in the future to the extent that franchised stores developed under the Turnkey program default on obligations that we have guaranteed. During the first quarter of 2004, the Company paid approximately $288,000 in various lease guarantees for the benefit of franchisees.

Note 10. – Adopted Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) has issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” in December 2003. FIN 46(R) addresses the consolidation by business enterprises of variable interest entities whose equity holders have not provided sufficient equity to allow the entity to finance its own activities or whose equity holders lack the essential characteristics of a controlling financial interest. FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. Adoption of FIN 46(R) was required after December 15, 2003 for public companies that have interests in “variable interest” or “special purpose” entities, and for all public companies for periods ended after March 15, 2004. Adoption of FIN 46(R) had no material impact on the Company’s consolidated financial position, results of operations, or cash plans.

Note 11. – Deferred Tax Assets

     The Company records deferred tax assets and liabilities based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted statutory tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period. The recorded deferred tax assets are reviewed for impairment on a quarterly basis by reviewing the Company’s internal estimates for future net income. If the Company determines it to be more likely than not that the recovery of the asset is in question in the immediate, foreseeable future, the Company records a valuation allowance. As of December 31, 2003 the Company had recorded a full valuation allowance against its net deferred tax asset. The results of operations for the quarter ended March 31, 2004 reflect a valuation allowance recorded against net deferred tax assets generated during the quarter.

     The Company will continue to record valuation allowances against additional deferred tax assets until such time that recoverability of such assets is demonstrated.

Note 12. – Commitments and Contingencies

     Litigation

     New Florida Markets, Ltd. and Deli Keys, Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchise Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s NAMF, Inc., and Schlotzsky’s NAMF Funding, LLC (Case No. 701140045603), was filed on or about June 23, 2003 with the American Arbitration Association. Claimant is the area developer for the Tampa, Orlando, and West Palm Beach development areas. On July 14, 2003, Deli Keys, Ltd., an area developer for the Miami development area, joined the arbitration as an additional Claimant. They alleged that Respondents frustrated their ability to develop, in part because of the Company’s “Turnkey” program under which Respondents developed a number of restaurants during the period 1995 until 2000 in which Respondents were involved in acquiring sites, building restaurants for franchisees and, in certain instances, guaranteeing franchise debts or leases. Claimant also alleged Respondents breached the Area Developer Agreements by failing to provide adequate licensing support, negotiating with license prospects, failing to establish and administer a local advertising group, pledging royalties, changing the area developer manual, refunding franchise fees, and forcing Claimants to purchase errors and omissions insurance. Other claims included breach of the implied covenant of good faith and fair dealing, constructive termination, and violation of the Texas Deceptive Trade Practices Act. Claimants sought actual, compensatory, and punitive damages of an unspecified amount, attorneys’ fees, and costs. On May 9, 2004 the Company and Claimants settled all claims and entered into a binding settlement agreement.

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

     Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s N.A.M.F., Inc., Schlotzsky’s National Advertising Association, Inc., and Schlotzsky’s, Brands, Inc., Schlotzsky’s Brand Products, L.P., Schlotzsky’s Real Estate, Inc., and Schlotzsky’s Restaurants, Inc. (Cause No. 2001-CI-13672) was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky’s, Inc., John Wooley, Schlotzsky’s Franchising Limited Partnership, and Schlotzsky’s NAMF, Inc. (“Defendants”). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs bring causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortious interference with contract, tortious interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Act, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek an unspecified amount of money damages plus exemplary damages, attorneys’ fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley who was previously dismissed from the case, answered and asserted counterclaims alleging breach of contract and that Plaintiffs’ claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seek money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys’ fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court. The case was remanded to state court on April 17, 2003. The case is not yet set for trial.

     U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. (Cause No. 03-01758) was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District. Plaintiff is a real estate investment company that owns certain Schlotzsky’s restaurants and leases them to franchisees. It alleges that in 1997 and 1998 we entered into several agreements where we agreed to guarantee certain lease agreements. Plaintiff claims that in 1998 the parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky’s from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky’s agreement to purchase six other properties. Plaintiff is seeking an order requiring us to purchase six properties for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff’s claims include breach of contract and a request for attorneys’ fees. The trial date has been scheduled for September 20, 2004.

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

     We believe the following critical accounting policies require estimates about the effect of matters that are inherently uncertain and require subjective judgments. Changes in the estimates and judgments, or the assumptions underlying these estimates and judgments, could significantly impact our results of operations and financial condition in future periods.

•	Determination of the appropriate valuation allowances for accounts and notes receivable.

Our accounts and notes receivable are primarily from franchisees of the Schlotzsky’s system. We require personal guarantees for all franchise accounts and, for notes receivable, generally obtain a secondary secured interest in the related property and equipment or rights. Many of the notes receivable are fully subordinated to the franchisee’s senior mortgage debt. In reviewing the adequacy of the valuation allowances for accounts and notes receivable, we consider factors such as historical collection experience, the estimated value of personal guarantees and real property collateral, the franchisee’s sales and operating trends, including potential for improvement in operations, and general and local economic conditions that may affect the franchisee’s ability to pay. Actual realization of amounts receivable could differ materially from our estimates. As of March 31, 2004, the Company has approximately $4.2 million due in unreserved principal and interest from Schlotzsky’s franchisees.

•	Determination of appropriate valuation allowances for real estate held for sale.

Our real estate held for sale consists primarily of pad sites. As these sites are being actively marketed, they are periodically assessed for estimated net realizable value. Factors considered in this assessment are offers and letters of intent received on properties, discussions with local real estate brokers, property tax and bank appraisals, sale prices of similar properties and level of activity and interest exhibited by potential buyers. Actual proceeds from the sale of real estate could differ materially from our estimates. As of March 31, 2004, net of impairment allowances, the Company has $3.2 million in held for sale real estate assets.

•	Determination of appropriate valuation allowances for intangible assets.

Amortizing intangible assets consist primarily of amounts paid to reacquire various developer and franchise rights. Annually, and whenever an event or circumstance indicating impairment may be present, we compare projected undiscounted cash flows to the carrying value of the related assets to determine if impairment has occurred. In estimating future cash flows, we consider such factors as current results, trends, future prospects, and other economic factors. Actual future cash flows could differ materially from our estimates. As of March 31, 2004, net of accumulated amortization and impairment allowances, the Company has approximately $55.3 million in reacquired developer and franchise rights.

•	Determination of appropriate valuation allowances for deferred tax assets.

Our deferred tax assets represent expenses and losses that will offset future income tax liability. If the Company is unable to generate income tax liability resulting from future net income the value of this tax asset would be impaired. The Company considers such factors as current trends, operating margins and future system growth in determining projected net income, and projected net income is used to assess realizable value of the deferred tax asset. As of March 31, 2004, the Company has recorded a valuation allowance against $5.1 million of deferred tax assets and will continue to record valuation allowances against additional deferred tax assets until such time that recoverability of such assets is demonstrated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     REVENUE. Total revenue decreased 5.7% to $13,047,000 from $13,830,000.

     ROYALTIES decreased 16.5% to $3,593,000 from $4,304,000. The decrease was due to a decreased number of franchised restaurants in 2004 compared to 2003, and a decrease in same store contractual sales by franchised restaurants of 7.8%.

     The following table presents additional data concerning the domestic franchised restaurant system:

Restaurant Data

	For the three months ended
	March 31,	March 31,
	2004	2003
Restaurants opened:
Domestic –
New	—	—
Re-openings	—	1

Total domestic openings	—	1
Domestic closings	(24)	(25)

Operating domestic restaurants at end of quarter	479	566

Average weekly sales for domestic franchised restaurants	$10,388	$10,301

Change in same store sales for domestic franchised restaurants	(7.8%)	(11.9%)

     DEVELOPER FEES decreased 28.0% to $36,000 from $50,000. The decrease is primarily attributed to the expiration of amortization of deferred revenue related to developer agreements.

     RESTAURANT SALES increased 2.2% to $7,782,000 from $7,612,000. The increase was primarily due to the addition of two Company-operated restaurants, partially offset by a 4.1% decrease in comparable store sales, and a decrease in the average number of restaurants operated by the Company in the first quarter of 2004, compared to the first quarter of 2003. As of March 31, 2004, there were 36 Company-operated restaurants compared to 37 at March 31, 2003, of which 17 and 20, respectively, were available for sale.

     SCHLOTZSKY’S BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 14.2% to $1,417,000 from $1,651,000. The decrease was primarily due to the effect of the decrease in franchise restaurant sales for the quarter, partially offset by an increase in sales through retail channels.

     OTHER FEES AND REVENUE increased 3.3% to $220,000 from $213,000.

     OPERATING EXPENSES. SERVICE COSTS decreased 20.3% to $529,000 from $664,000. This decrease is primarily due to a decrease in royalty and franchise fee revenue.

     RESTAURANT OPERATIONS EXPENSES decreased 6.8% to $6,932,000 from $7,439,000.

RESTAURANT COST OF SALES decreased 2.9% to $2,110,000 from $2,172,000 and decreased as a percentage of net restaurant sales to 27.1% from 28.5% primarily due to operational improvements and menu price increases, which were partially offset by higher commodity costs.

RESTAURANT PERSONNEL AND BENEFITS COST decreased 12.3% to $2,950,000 from $3,365,000 and decreased as a percentage of net restaurant sales to 37.9% from 44.2%. The decrease, as a percentage of net restaurant sales, was primarily due to a decreased number of restaurant managers and operational improvements.

RESTAURANT OPERATING EXPENSES decreased 1.6% to $1,871,000 from $1,902,000 and decreased as a percentage of net restaurant sales to 24.0% from 25.0%. The decrease in operating costs, as a percentage of net restaurant sales, was due to decreased facility costs as a result of the decreased number of Company-operated restaurants and increased average sales per Company-operated restaurant.

     EQUITY LOSS ON INVESTMENTS was zero, as compared to a loss of $67,000 in the comparable period from 2003.

     GENERAL AND ADMINISTRATIVE EXPENSES decreased 22.2% to $3,943,000 from $5,071,000, and decreased as a percentage of total revenue to 30.2% from 36.7%. The decline is a result of a reduction in force that occurred in July 2003 and cost-control measures enacted by the Company in 2004, such as forgoing a national franchisee convention during 2004 and reducing insurance coverage expense and travel costs.

     DEPRECIATION AND AMORTIZATION increased 12.6% to $1,406,000 from $1,249,000. The increase was primarily due to an increase in the assets related to Company-operated restaurants and a change in the mix of depreciation periods of unamortized assets.

     INTEREST INCOME decreased 40.4% to $62,000 from $104,000. The decrease was primarily due to repayment of notes receivable during 2003.

     INTEREST EXPENSE decreased 8.3% to $931,000 from $1,016,000 due to lower interest rates on certain notes.

     PROVISION (CREDIT) FOR INCOME TAXES in 2004, reflects the net expense after the impairment of deferred tax assets generated during the quarter.

     NET INCOME was a loss of $671,000 for the quarter compared to net loss of $1,066,000 in the previous year’s quarter due to the factors discussed above. Diluted earnings per share were $(0.09) for the quarter ended March 31, 2004, and $(0.15) for the quarter ended March 31, 2003.

Supplemental Restaurant Operations Information – Performance of Long-Term Portfolio Restaurants

     The following table is presented for the Company-operated restaurants in the Company’s long-term portfolio for the quarter ended March 31, 2004. As of March 31, 2004, this restaurant group included ten restaurants in the Austin area, two in Houston, Texas, two in College Station, Texas and one in suburban Atlanta, Georgia. This group includes 14 freestanding restaurants and one shopping center end-cap restaurant. In accordance with the Company’s internal management reporting practices for consistent comparisons, line item categories have been expanded and percentages are calculated based on gross sales, instead of net sales as used elsewhere in this report. Facility costs vary by restaurant because some facilities are rented and some are owned. The table provides the average percentage results for each line item for the 15 Schlotzsky’s restaurants in the long-term portfolio group as a whole, as well as the best and worst percentage performance for each line item for any restaurant in the group.

	Three Months
	Ended	Percentage	Best	Worst
	March 31, 2004	of Gross	Percentage	Percentage
	(in thousands)	Sales	Performance (1)	Performance (1)
Gross sales	$5,130	100.0%
Less-discounts	136	2.7%	1.9%	3.5%

Net sales	4,994	97.3%
Cost of sales	1,353	26.4%	24.1%	31.0%
Personnel and benefits:
Crew costs	1,130	22.0%	19.6%	25.7%
Management costs	589	11.5%	8.7%	19.3%
Operating expenses:
Advertising (2)	222	4.3%	3.1%	4.7%
Controllable expenses	398	7.8%	5.9%	10.5%

Operating income before facility costs and depreciation and amortization	1,302	25.4%	32.8%	11.1%
Facility costs	282	5.5%	1.4%	15.8%

Operating income before depreciation and amortization	$1,020	19.9%	30.8%	-4.7%

(1)	Represents the actual best and worst percentage performance among restaurants in this group for this income statement category.

(2)	Stores contribute 4% of sales to the NAMF marketing fund, but vendor rebates will reduce this rate periodically, and some stores spend additional amounts on advertising.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $24.6 million as of March 31, 2004. These guarantees include approximately $4.8 million of lease guarantees for the benefit of franchisees, approximately $13.8 million of mortgage loan guarantees for the benefit of franchisees and approximately $6.0 million of loan guarantees for the benefit of related parties.

     The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which we developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease. The maximum guarantee for a single lease is approximately $1.2 million. Certain guarantees extend through 2018. We may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. We have indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse us for any amounts paid under such guarantees. As of March 31, 2004, we had accrued a liability of approximately $320,000 related to these guarantees. We also have a net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of March 31, 2004.

     The mortgage loan guarantees for the benefit of franchisees also arose primarily through our former Turnkey program, in which we developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee’s mortgage or equipment loan. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage. The maximum amount of a single guarantee is approximately $1.1 million. Certain loan guarantees extend through 2016. We may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner, or we may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for net proceeds less than the amount of the outstanding mortgage. We have indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse us for any amount paid under such guarantees. In the event that we purchase the loan from the lender in the event of a default, we would succeed to the lender’s security interest in the related property.

     The loan guarantees in favor of related parties primarily arose when we guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to us. One of the guarantees, for the benefit of our real estate venture, is of mortgage debt, totaling approximately $2.0 million. This guarantee extends through 2009. Another guarantee, in the amount of approximately $4.1 million, was for the benefit of NAMF, the advertising entity of the Schlotzsky’s restaurant system, for which we received the net proceeds of the loan in repayment of outstanding debt to us. This guarantee was released in May 2004.

     We have been called upon, from time to time, to make payments on obligations we have guaranteed. During the first quarter of 2004, we paid approximately $288,000 in various lease guarantees for the benefit of franchisees. In addition, pursuant to a guarantee of a franchisee’s debt obligation, we purchased that obligation from a bank, in the amount of approximately $665,000, in August 2003 of which $299,000 was outstanding and secured with an agreed judgment at March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased $75,000 in the three months ended March 31, 2004 and increased $38,000 in the three months ended March 31, 2003. Cash and cash equivalents are impacted by operating, investing and financing activities.

     Operating activities provided $161,000 of cash in the first quarter of 2004 and $1,976,000 of cash in the first quarter of 2003. The decrease in cash provided in the first quarter of 2004 compared to the first quarter of 2003 was primarily the net result of extending vendor terms and deferring vendor payments in the first quarter of 2003 and reducing vendor payables in the first quarter of 2004.

     Investing activities used $317,000 of cash in the quarter ended March 31, 2004 and used $292,000 of cash in the quarter ended March 31, 2003. The increase in cash used in the quarter ended March 31, 2004 compared to the comparable period of 2003 was the net result of no real estate sales in 2004 as compared to one in 2003.

     Financing activities provided $231,000 of cash in the first quarter of 2004 and used $1,646,000 of cash in the first quarter of 2003. The decrease in cash used in the first quarter of 2004 compared to the first quarter of 2003 is primarily due to decreased net repayments of debt due to the modification of terms of certain payables.

     At March 31, 2004, we had approximately $51,446,000 of total debt outstanding. Scheduled maturities of debt through March 31, 2005 approximate $9,275,000 (including short-term debt).

     Schlotzsky’s Franchisor, LLC entered into a loan agreement in November 2003 in the amount of approximately $2,500,000 with John C. Wooley and Jeffrey J. Wooley (the “Loan”) and the Loan was extended in January 2004. The Loan and other previous personal guarantees provided by the Wooleys on our behalf were initially secured by a first lien on our intellectual property, contract rights, and other intangibles before they were subordinated as discussed below. The Loan matures in December 2006 and has an annual interest rate of 2.5% over prime. The proceeds of the Loan were used to pay certain accounts payable and to provide us with additional liquidity while we seek longer term financing. In connection with the Loan, the Wooleys received $1.00 in excess of their costs.

     In December 2003, we negotiated modifications to the debt held by NS Associates, Ltd., a former area developer, of approximately $18.0 million (the “NS Loan”). These modifications decreased the monthly payments under the NS Loan from $520,000 to $120,000 for 12 months, after which payments increase to $420,000 a month. The term of the NS Loan was extended from June 2005 to December 2006. In addition, the interest on the balance was fixed at 3% for 12 months and then fluctuates thereafter at four points over the prime rate. In exchange, NS Associates received a first lien on our intellectual property, contract rights, and other intangibles. John C. Wooley and Jeffrey J. Wooley agreed to subordinate their first lien securing, among other things, the Loan to repayment of the NS Loan. In addition, NS Associates agreed to subordinate its security interest to any new lender who provides up to $3,000,000 in senior debt to the Company. We are subject to certain covenants under the terms of the NS Loan. If we fail to satisfy the terms of those covenants, it would constitute a default under the terms of the NS Loan, and NS Associates would have the right to accelerate the maturity of its debt. The Company borrowed $1,500,000 of this senior debt during the first quarter of 2004 and borrowed an additional $550,000 during April, 2004. The Company is seeking the funding of an additional $950,000 of this senior debt.

     Certain of our mortgage debt requires the maintenance of financial ratios, including debt-to-equity and working capital ratios. At March 31, 2004, the Company was in compliance with or had obtained a waiver of such covenants. However, any failure to remain in compliance with the restrictive covenants of the Company’s mortgages in the future could have material adverse consequences to the Company. In addition, one of our mortgages requires the application to the mortgage of the net cash proceeds from the sale of certain real estate held for sale.

     The following tables present certain of our obligations and commitments to make future payments, excluding interest payments, under contracts and contingent commitments as of March 31, 2004 (dollars in thousands):

	Payments Due by Period
	As of March 31, 2004
		Less than 1
Contractual Obligations	Total	year	1-3 years	4-5 years	After 5 years

Short-Term Debt	$1,917	$1,917	$—	$—	$—
Long-Term Debt	49,529	7,358	28,221	4,796	9,154
Operating Leases	18,231	2,420	4,251	2,478	9,082

Amount of Commitment Expiration Per Period
	Total	As of March 31, 2004
Other Commercial	Amounts	Less than 1
Commitments	Committed	year	1-3 years	4-5 years	After 5 years
Guarantees	$24,578	$9,638	$1,585	$6,510	$6,845

     We have experienced net reductions in the number of franchised restaurants quarterly since early 2000 and have experienced decreased royalty collections quarterly since mid-2001. In addition to the net decline in restaurants, we have also experienced declines in same store sales for franchised restaurants since mid-2001. This decline in same store sales has led to a decrease in royalty collections from our franchisees. We believe this decline has resulted from increased competition, a reduction in advertising funds available to the franchise system due to these sales declines, changes in consumer preferences regarding low-carb diets, and recent increases in gasoline prices. We have developed and implemented strategies, including the re-imaging of restaurants, the introduction of an enhanced menu with new items and combinations, and the resumed marketing of our franchise licensing program, in an effort to reverse and mitigate the impact of these trends. We expect that the number of restaurants will continue to decline, however, during the second and third quarter of 2004 and possibly thereafter. Continuation of these trends could result in additional guarantee expenses and would have a material adverse impact on our royalty revenue, brand contribution, cash flow and liquidity.

     On July 31, 2003 we effected a reduction in force and developed and implemented plans to significantly reduce non-compensation general and administrative expenses and certain employee benefits in an effort to achieve a reduction in total general and administrative expenses. These reductions, along with certain salary adjustments, began to impact operating results in the third quarter of 2003, but were offset by separation expenses incurred during the same quarter. The impact of these position reductions and salary adjustments are more fully reflected in the first quarter of 2004, and we anticipate a significant effect during the rest of 2004.

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

     We made improvements to our operations of the Company-operated restaurants in 2003, and these changes have resulted in the improvement in restaurant results seen between the first quarter of 2004 and the first quarter of 2003. We modified internal reporting procedures and focused our restaurant managers on improving daily and weekly results, which improved our operating accountability. In addition, we moved franchisee training, product research and development, and operations experimentation from our core stores into four stores that are located in different regions of the country, rather than having all training occur in a few stores in Texas. The refinement of the Sandwich-Café operating procedures also enhanced operations at certain Company-operated restaurants as the training for the new menus was completed.

     We will need additional financing to meet existing and future cash requirements. We are currently attempting to generate additional working capital with third party financing and are pursuing financing alternatives, including senior debt, real estate mortgages, asset-backed financing secured by our intellectual property and related royalty rights and agreements, and equity financing. We expect the terms of such financing to be more expensive and with more onerous terms than the financing the Company has received in recent years. While we are in discussions with several potential lenders or investors at this time, there can be no assurances that such financing will be available or accomplished. Should these discussions not result in an acceptable financing, we would need to continue to seek additional financing that would be sufficient, with our operating income, to allow us to fund our operating expenses and debt service. If we are unable to obtain funding of the $950,000 in senior debt and other sufficient financing during the second quarter of 2004 or are unable to negotiate waivers, debt forgiveness or favorable payment terms with creditors, our ability to fund continuing operations and working capital needs could be materially adversely affected, and we might violate certain financial covenants to which we are subject under certain third party agreements, including loan agreements.

FORWARD-LOOKING STATEMENTS

     This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, or the Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based on our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risk factors and uncertainties, many of which are beyond our control. Actual results and the timing of future events and circumstances may differ materially from those described or implied by the forward-looking statements as a result of these risk factors and uncertainties. Forward-looking statements may include, without limitation, statements concerning earnings or other financial item projections, the plans and objectives of management, future economic performance, new restaurant development, future Schlotzsky’s brand products, and assumptions underlying or relating to any other forward-looking statement. Factors that could cause actual results to differ materially from those described in the forward-looking statements may include, without limitation, an inability to obtain adequate financing for the development of new Company-operated restaurants and other purposes, increased competition within the restaurant industry, a reduction in the number of franchised Schlotzsky’s restaurants, a decline in the sales at franchised restaurants, changing consumer preferences, government regulation, the results of arbitration and litigation, an inability to sell restaurants, a failure to successfully recruit multi-unit and single-unit franchisees, and stock volatility and illiquidity.

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

     At March 31, 2004, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $56,000 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company’s variable rate debt and assumes no change in the volume or composition of debt at March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

     There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     New Florida Markets, Ltd. and Deli Keys, Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchise Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s NAMF, Inc., and Schlotzsky’s NAMF Funding, LLC (Case No. 701140045603), was filed on or about June 23, 2003 with the American Arbitration Association. Claimant is the area developer for the Tampa, Orlando, and West Palm Beach development areas. On July 14, 2003, Deli Keys, Ltd., an area developer for the Miami development area, joined the arbitration as an additional Claimant. They alleged that Respondents frustrated their ability to develop, in part because of the Company’s “Turnkey” program under which Respondents developed a number of restaurants during the period 1995 until 2000 in which Respondents were involved in acquiring sites, building restaurants for franchisees and, in certain instances, guaranteeing franchise debts or leases. Claimant also alleged Respondents breached the Area Developer Agreements by failing to provide adequate licensing support, negotiating with license prospects, failing to establish and administer a local advertising group, pledging royalties, changing the area developer manual, refunding franchise fees, and forcing Claimants to purchase errors and omissions insurance. Other claims included breach of the implied covenant of good faith and fair dealing, constructive termination, and violation of the Texas Deceptive Trade Practices Act. Claimants sought actual, compensatory, and punitive damages of an unspecified amount, attorneys’ fees, and costs. On May 9, 2004 the Company and Claimants settled all claims and entered into a binding settlement agreement.

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

     Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s N.A.M.F., Inc., Schlotzsky’s National Advertising Association, Inc., and Schlotzsky’s, Brands, Inc., Schlotzsky’s Brand Products, L.P., Schlotzsky’s Real Estate, Inc., and Schlotzsky’s Restaurants, Inc. (Cause No. 2001-CI-13672) was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky’s, Inc., John Wooley, Schlotzsky’s Franchising Limited Partnership, and Schlotzsky’s NAMF, Inc. (“Defendants”). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio, Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs bring causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortious interference with contract, tortious interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Act, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek an unspecified amount of money damages plus exemplary damages, attorneys’ fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley who was previously dismissed from the case, answered and asserted counterclaims alleging breach of contract and that Plaintiffs’ claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seek money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys’ fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court. The case was remanded to state court on April 17, 2003. The case is not yet set for trial.

     U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. (Cause No. 03-01758) was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District. Plaintiff is a real estate investment company that owns certain Schlotzsky’s restaurants and leases them to franchisees. It alleges that in 1997 and 1998 we entered into several agreements where we agreed to guarantee certain lease agreements. Plaintiff claims that in 1998 the parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky’s from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky’s agreement to purchase six other properties. Plaintiff is seeking an order requiring us to purchase six properties, for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff’s claims include breach of contract and a request for attorneys’ fees. The trial date has been scheduled for September 20, 2004.

     In addition to the matters discussed above, we are defendants in various other legal proceedings arising from our business. The ultimate outcome of these pending proceedings cannot be projected with certainty. However, based on our experience to date, we believe any such proceeding will not have a material affect on our business or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

a)	3.1	Articles of Incorporation of the Company, as amended. (1)

	3.2	Statement of Resolutions Regarding the Designation, Preferences and Rights of Class C Series A Junior Participating Preferred Stock of the Company. (2)

	3.3	Bylaws of the Company, as amended. (4)

	4.1	Specimen stock certificate evidencing the Common Stock of the Company. (1)

	4.2	Rights Agreement dated December 18, 1998 between the Company and Harris Trust and Savings Bank. (2)

	4.3	Warrant Certificate dated February 15, 2001 from the Company to Triad Media Ventures LLC. (3)

	10.54	Modification, Extension and Renewal of Promissory Note dated April 16, 2004, of that certain Promissory Note dated April 8, 2003, as previously amended, between the Company, as borrower, and John C. Wooley and Jeffrey J. Wooley, as lenders. (5)

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer. (5)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Matthew D. Osburn, principal financial officer. (5)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by John C. Wooley, Chief Executive Officer. (5)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Matthew D. Osburn, principal financial officer. (5)

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on October 12, 1995, as amended.

(2)	Incorporated by reference from the Company’s Registration of certain Securities on Form 8-A filed on December 18, 1998.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 2, 2001.

(4)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on March 30, 2004.

(5)	Filed with this Quarterly Report on Form 10-Q.

b)	Current Reports on Form 8-K:

The Registrant furnished a Current Report on Form 8-K dated January 9, 2004, containing a press release dated January 9, 2004, announcing the modification and extension of certain debt with NS Associates I, Ltd.

The Registrant filed a Current Report on Form 8-K dated March 31, 2004, containing a press release dated March 30, 2004, announcing the Company’s release of financial results for the quarter and fiscal year ended December 31, 2003.

The Registrant furnished a Current Report on Form 8-K dated May 13, 2004, containing a press release dated May 13, 2004, announcing the Company’s release of financial results for the quarter ended March 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHLOTZSKY’S, INC.
By:	/s/ John C. Wooley
John C. Wooley
Director, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Matthew D. Osburn
Matthew D. Osburn
Vice President, Controller and Assistant Treasurer (Principal Financial Officer)

Austin, Texas
May 13, 2004