Form 10-Q
period 2004-06-30
SCHLOTZSKYS INC
filed 2004-11-12
CIK 1002178

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 5, 2004

Common Stock, no par value	7,341,079

SCHLOTZSKY’S, INC.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$514,193	$1,058,300
Accounts receivable, net:
Royalties	827,569	884,098
Brands	742,244	905,085
Other	350,842	1,494,513
Refundable income taxes	—	9,350
Prepaids, inventories and other assets	1,023,879	1,250,193
Real estate held for sale	3,050,000	3,208,533
Current Portion of:
Notes receivable	11,349	50,570
Notes receivable — related party	—	3,500

Total current assets	6,520,076	8,864,142
Property, equipment and leasehold improvements, net	23,712,634	42,396,145
Notes receivable, net, less current portion	3,144,990	4,121,951
Notes receivable — related party, net, less current portion	1,230,275	2,613,170
Investments	267,850	567,850
Intangible assets, net	6,153,543	62,523,367
Goodwill, net	—	3,519,242
Other noncurrent assets	1,056,642	1,179,687

Total assets	$42,086,010	$125,785,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$1,681,971	$1,133,701
Current maturities of long-term debt	45,441,286	6,564,646
Accounts payable	4,160,576	5,768,117
Accrued liabilities	9,931,731	5,243,563
Deferred revenue, current portion	523,420	376,633

Total current liabilities	61,738,984	19,086,660
Long-term debt, less current portion	4,160,062	42,586,141
Deferred revenue, less current portion	964,439	1,450,300
Deferred tax liability	—	—

Total liabilities	66,863,485	63,123,101

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, Class C, no par value, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value, 30,000,000 shares authorized, 7,528,186 shares and 7,521,524 shares issued at June 30, 2004 and December 31, 2003, respectively	64,140	64,073
Additional paid-in capital	58,243,854	58,213,945
Retained earnings	(82,242,313)	5,227,591
Treasury stock (189,525 shares at June 30, 2004 and December 31, 2003, respectively), at cost	(843,156)	(843,156)

Total stockholders’ equity	(24,777,475)	62,662,453

Total liabilities and stockholders’ equity	$42,086,010	$125,785,554

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Revenue:
Royalties	$3,617,959	$4,285,230	$7,210,727	$8,589,118
Franchise fees	—	3,333	—	3,333
Developer fees	35,935	44,228	72,242	94,387
Restaurant sales	7,668,137	8,000,609	15,449,922	15,612,838
Brand contribution	1,167,860	1,708,957	2,584,457	3,360,062
Other fees and revenue	207,443	219,390	427,438	432,039

Total revenue	12,697,334	14,261,747	25,744,786	28,091,777

Expenses:
Service costs:
Royalties	533,660	667,118	1,062,543	1,330,910
Franchise fees	—	—	—	—

	533,660	667,118	1,062,543	1,330,910

Restaurant operations:
Cost of sales	2,135,821	2,348,501	4,245,824	4,520,121
Personnel and benefits	2,901,252	3,445,067	5,851,749	6,810,228
Operating expenses	1,975,162	2,202,095	3,846,581	4,104,342

	7,012,235	7,995,663	13,944,154	15,434,691

Equity loss on investments	300,000	83,693	300,000	150,843

Impairment of franchising assets	59,938,180	—	59,938,180	—

Restaurant impairment	17,376,156	—	17,376,156	—

General and administrative	12,134,279	6,712,589	16,077,154	11,783,304

Depreciation and amortization	1,311,916	1,282,595	2,717,924	2,532,001

Total expenses	98,606,426	16,741,658	111,416,111	31,231,749

Income (loss) from operations	(85,909,092)	(2,479,911)	(85,671,325)	(3,139,972)
Other:
Interest income	62,638	103,609	125,031	207,257
Interest expense	(932,140)	(1,009,968)	(1,863,610)	(2,025,873)

Income (loss) before provision (credit) for income taxes	(86,778,594)	(3,386,270)	(87,409,904)	(4,958,588)
Provision (credit) for income taxes	20,000	(1,119,000)	60,000	(1,625,000)

Net income (loss)	$(86,798,594)	$(2,267,270)	$(87,469,904)	$(3,333,588)

Earnings per share-basic	$(11.83)	$(0.31)	$(11.92)	$(0.46)

Earnings per share-diluted	$(11.83)	$(0.31)	$(11.92)	$(0.46)

The accompanying notes are an integral part of the condensed consolidated financial statements

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional			Total
	Number of	Stated Capital	Paid-in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance, January 1, 2003	7,496,778	$63,826	$58,122,469	$16,976,186	$(843,156)	$74,319,325
Issuance of common stock in connection with employee stock purchase plan	24,746	247	76,766	—	—	77,013
Issuance of employee stock options	—	—	14,710	—	—	14,710
Net loss	—	—	—	(11,748,595)	—	(11,748,595)

Balance, December 31, 2003	7,521,524	64,073	58,213,945	5,227,591	(843,156)	62,662,453
Issuance of common stock in connection with employee stock purchase plan	6,662	67	11,485	—	—	11,552
Issuance of employee stock options	—	—	18,424	—	—	18,424
Net loss	—	—	—	(87,469,904)	—	(87,469,904)

Balance, June 30, 2004	7,528,186	$64,140	$58,243,854	(82,242,313)	$(843,156)	$(24,777,475)

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(87,469,904)	$(3,333,588)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,717,924	2,532,001
Provision for deferred taxes	—	(1,683,020)
Provision for stock option compensation	18,424	12,192
Provision for uncollectible accounts	3,434,752	1,539,563
Provision for impairment of assets	77,314,336	—
Amortization of deferred revenue	97,758	(91,064)
Equity loss on investments	300,000	150,844
Changes in:
Accounts receivable	(652,966)	1,058,418
Prepaid expenses and other assets	349,359	341,617
Accounts payable and accrued liabilities	3,844,045	3,728,710

Net cash provided by operating activities	(46,272)	4,255,673

Cash flows from investing activities:
Purchase of property, equipment and real estate held for sale	(171,576)	(3,025,961)
Sale of property, equipment and real estate held for sale	2,536	1,195,824
Acquisition of investments and intangible assets	(43,426)	(236,692)
Issuance of notes receivable	(25,107)	(198,740)
Repayments on notes receivable	43,124	2,378,643

Net cash provided by (used in) investing activities	(194,449)	113,074

Cash flows from financing activities:
Sale of stock	11,552	36,082
Acquisition of treasury stock	—	—
Proceeds from issuance of debt	2,607,500	710,000
Debt issuance costs	(247,103)	(858,745)
Repayment of debt	(2,675,335)	(4,154,752)

Net cash used in financing activities	(303,386)	(4,267,415)

Net increase (decrease) in cash and cash equivalents	(544,107)	101,332
Cash and cash equivalents at beginning of period	1,058,300	678,895

Cash and cash equivalents at end of period	$514,193	$780,227

The accompanying notes are an integral part of the condensed consolidated financial statements.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. — Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. This information should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Schlotzsky’s, Inc. Annual Report on Form 10-K for the year ended December 31, 2003.

     On August 3, 2004 (the “Petition Date”), Schlotzsky’s, Inc. (the “Company”) and its subsidiaries filed a voluntary petition for relief (the “Filing”) under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Western District of Texas (the “Bankruptcy Court”), San Antonio division. The cases have been assigned No. 04-54504. The Company is operating its business and managing its property as a debtor in possession of its assets and the Company’s existing directors and officers continue to oversee operation of the Company’s business as a debtor-in-possession.

Financial Statement Presentation

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates continuity of operations, timely payment by franchisees and licensees, control of operating expenses and the professional fees associated with reorganizing the Company, and the realization of asset sales and liquidation of liabilities and commitments. The Filing and related circumstances raise substantial doubts about the Company’s ability to continue as a going concern and accordingly such realization of assets and liquidation of liabilities are subject to uncertainty. In connection with its plan of reorganization, the Company may liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. In addition, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

     Pursuant to the Bankruptcy Code, schedules have been and will continue to be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company. Differences between amounts recorded by the Company and claims filed by creditors will be investigated and resolved as part of the Chapter 11 Cases.

     The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims.

Reclassifications and Required Accounting Issues Discussion

     Certain reclassifications have been made to the condensed consolidated financial statements for the periods ended June 30, 2003, to correspond with the presentation used at June 30, 2004, and for the periods then ended.

Quarterly Financials Not Reviewed by Independent Accountants

     Due to the constraints of operating as a debtor-in-possession and the need to negotiate cash collateral orders with its secured creditors the Company is unable to control the timing and amount of payments to its professionals. Due to the uncertainty of the payment of professional fees, the Company has been unable to secure a review of this Form 10-Q by its independent accountants, thus it was unreviewed by independent accountants at the time of filing.

Note 2. — Review of Accounting for Reacquired Area Developer Rights

     The Company has received from the Securities and Exchange Commission (the “Commission”) comments to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. This action has led to discussions between the Company, the Commission, and the Company’s auditors concerning the appropriateness of capitalizing as intangible assets those payments made over the past eight years to area developers to modify or cancel their area developer contracts. Although the Company continues to believe the classification as intangible assets is proper, the Company has not resolved this issue with the Commission at the time of filing this Form 10-Q. Were the Company to restate its financials to reflect expensing the payments to area developers at the time the transactions were executed, approximately $60.1 million in repurchase expense would be recognized between 1996 and 2004, and $4.7 million in amortization expense would be reversed off the income statement during that same period. Additionally, see Note 14 for information regarding the Company’s treatment of these intangible assets during the second quarter of 2004.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 3. — Stock-Based Compensation

     Effective January 1, 2003, the Company adopted the cost recognition provisions for stock-based compensation of Statement of Financial Accounting Standards (“SFAS”) No. 123 under the prospective method of adoption authorized by SFAS No. 148. The amount charged to expense during the three and six-month periods ended June 30, 2004 were approximately $9,000 and $18,000, respectively. Had the Company adopted the cost recognition provisions of SFAS No. 123 in 1995, the Company’s net income and earnings per share would have been reduced to the pro forma amounts shown (in thousands, except per share amounts):

	For the three months ended		For the six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income (loss), as reported	$(86,799)	$(2,267)	$(87,470)	$(3,334)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	9	4	18	8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24)	(45)	(44)	(114)

Pro forma net income (loss)	$(86,814)	$(2,308)	$(87,496)	$(3,440)

Earnings per share:
Basic-as reported	$(11.83)	$(0.31)	$(11.92)	$(0.46)

Basic-pro forma	$(11.83)	$(0.32)	$(11.92)	$(0.47)

Diluted-as reported	$(11.83)	$(0.31)	$(11.92)	$(0.46)

Diluted-pro forma	$(11.83)	$(0.32)	$(11.92)	$(0.47)

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 4. — Restaurant Operations

     A summary of certain operating information for Company-operated restaurants is presented below for the three and six month periods ended June 30, 2004 and 2003 (dollars in thousands). The Company reviewed its 36 Company-operated restaurant units and determined it would close 18 underperforming units during the third and fourth quarters of 2004. Closure of these units was completed in October 2004. The results shown below do not reflect the impairment of certain intangible or real estate assets or recognition of liabilities related to the 18 closed restaurants.

	Retained	Closed	Total
Three months ended June 30, 2004
Restaurant sales	$5,324	$2,344	$7,668

Restaurant operations:
Cost of sales	1,478	658	2,136
Personnel and benefits	1,836	1,065	2,901
Operating expenses	1,030	945	1,975

	4,344	2,668	7,012

Operating income (loss) before depreciation and amortization	$980	$(324)	$656

Three months ended June 30, 2003
Restaurant sales	$5,375	$2,626	$8,001

Restaurant operations:
Cost of sales	1,590	759	2,349
Personnel and benefits	2,156	1,289	3,445
Operating expenses	1,036	1,166	2,202

	4,782	3,214	7,996

Operating income (loss) before depreciation and amortization	$593	$(588)	$5

	Retained	Closed	Total
Six months ended June 30, 2004
Restaurant sales	$10,715	$4,735	$15,450

Restaurant operations:
Cost of sales	2,931	1,315	4,246
Personnel and benefits	3,731	2,121	5,852
Operating expenses	2,009	1,837	3,846

	8,671	5,273	13,944

Operating income (loss) before depreciation and amortization	$2,044	$(538)	$1,506

Six months ended June 30, 2003
Restaurant sales	$10,504	$5,109	$15,613

Restaurant operations:
Cost of sales	3,047	1,473	4,520
Personnel and benefits	4,184	2,626	6,810
Operating expenses	1,999	2,106	4,105

	9,230	6,205	15,435

Operating income (loss) before depreciation and amortization	$1,274	$(1,096)	$178

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 4. — Restaurant Operations-Continued

     As of June 30, 2004 and 2003, the net book value of property and equipment and intangible assets related to each of the above categories was as follows (dollars in thousands):

	June 30, 2004	June 30, 2003
Retained	$13,824	$24,201
Closed	7,571	13,282

	$21,395	$37,483

     The assets remaining related to the closed restaurants are the estimated liquidation value of the real estate where the restaurants were located.

Note 5. — Segments

     The Company and its subsidiaries are principally engaged in franchising and operating restaurants in the fast casual sector under the Schlotzsky’s® brand. Schlotzsky’s restaurants offer a menu of distinctive, high quality foods featuring our proprietary breads, complemented by excellent customer service in a visually appealing setting. Our current menu includes upscale made-to-order hot sandwiches and pizza served on our proprietary buns and crusts, wraps, chips, salads, soups, fresh baked cookies and other desserts, and beverages. At June 30, 2004, the Schlotzsky’s system included Company-operated and franchised restaurants in 37 states, the District of Columbia and six foreign countries. The Company operated 36 restaurants as of June 30, 2004.

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

	Restaurant Operations		Franchise
Three months ended June 30, 2004	Retained	Closed	Operations	Consolidated
Sales	$5,324	$2,344	$5,029	$12,697
Depreciation and amortization	397	294	621	1,312
Impairment	9,408	7,968	59,938	77,314
Operating income (loss)	(8,825)	(7,938)	(69,146)	(85,909)
Total assets	13,824	7,571	20,691	42,086

	Restaurant Operations		Franchise
Three months ended June 30, 2003	Retained	Closed	Operations	Consolidated
Sales	$5,375	$2,626	$6,261	$14,262
Depreciation and amortization	365	194	724	1,283
Operating income (loss)	228	(782)	(1,926)	(2,480)
Total assets	$24,201	$13,282	$96,344	$133,827

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 5. — Segments-Continued

     Of the Restaurant Operations depreciation and amortization for the three months ended June 30, 2004, $397,000 was allocated to the retained restaurants and $294,000 to the restaurants that were closed in the third and fourth quarters of 2004. For the three months ended June 30, 2003, $365,000 of depreciation and amortization was allocated to the retained restaurants and $194,000 to restaurants that were closed in the third and fourth quarters of 2004 or prior.

	Restaurant Operations		Franchise
Six months ended June 30, 2004	Retained	Closed	Operations	Consolidated
Sales	$10,715	4,735	$10,295	$25,745
Depreciation and amortization	797	650	1,271	2,718
Impairment	9,408	7,968	59,938	77,314
Operating income (loss)	(8,161)	(9,156)	(68,354)	(85,671)
Total assets	13,824	7,571	20,691	42,086

	Restaurant Operations		Franchise
Six months ended June 30, 2003	Retained	Closed	Operations	Consolidated
Sales	$10,504	5,109	$12,479	$28,092
Depreciation and amortization	704	376	1,452	2,532
Impairment	—	—	—	—
Operating income (loss)	570	(1,472)	(2,238)	(3,140)
Total assets	$24,201	$13,282	$96,344	$133,827

     Of the Restaurant Operations depreciation and amortization for the six months ended June 30, 2004, $797,000 was allocated to the retained restaurants and $650,000 to the restaurants that were closed in the third and fourth quarters of 2004. For the six months ended June 30, 2003, $704,000 of depreciation and amortization was allocated to the retained restaurants and $376,000 to the restaurants that were closed in the third and fourth quarters of 2004 or prior.

     All general and administrative expenses are included in Franchise Operations for the periods presented.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 6. — Debt

     The Company’s debt structure as of June 30, 2004, and December 31, 2003, is as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Short-term debt:	$1,682	$1,134

Long-term debt:
Notes payable to former area developers	$21,171	$21,851
Mortgages on Company-operated restaurants and equipment	20,685	21,589
Capital leases	2,462	2,659
Notes payable to shareholders	2,344	2,500
Obligations secured by royalty and licensing contracts	2,608	—
Other obligations	331	551

	49,601	49,150
Less current maturities of long-term debt	(45,441)	(6,654)

Long-term debt	$4,160	$42,586

     As of June 30, 2004, the Company was in default of the financial covenants specified in its debt agreements. Under these debt agreements, such defaults result in the debt becoming immediately due and payable. Related to these defaults, approximately $35.8 million in long-term debt was reclassified as a current maturity of long-term debt as of June 30, 2004.

Note 7. — Related Party Receivables

     As of June 30, 2004 and December 31, 2003, receivables from related parties were as follows (dollars in thousands):

	June 30, 2004	December 31, 2003
	(Unaudited)
Included in accounts receivable — other	$—	$23
Included in other noncurrent assets	253	939
Included in notes receivable	1,230	2,617

Total related party receivables	$1,483	$3,579

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 8. — Earnings Per Share

     Basic earnings per share are computed by dividing reported earnings available to common stockholders by weighted average common shares outstanding. Diluted earnings per share give effect to dilutive potential common shares. Earnings per share are calculated as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Basic earnings per share
Net income (loss)	$(86,799)	$(2,267)	$(87,470)	$(3,334)

Weighted average common shares outstanding	7,339	7,320	7,339	7,320

Basic earnings per share	$(11.83)	$(0.31)	$(11.92)	$(0.46)

Diluted earnings per share
Net income (loss)	$(86,799)	$(2,267)	$(87,470)	$(3,334)

Weighted average common shares outstanding	7,339	7,320	7,339	7,320
Dillutive stock options and warrants	—	—	—	—

Weighted average common shares outstanding - assuming dilution	7,339	7,320	7,339	7,320

Diluted earnings per share	$(11.83)	$(0.31)	$(11.92)	$(0.46)

Outstanding options and warrants that were not included in the diluted calculation because their effect would be anti-dilutive	883	1,142	883	1,142

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 9. — Intangible Assets

     Intangible assets consist of the following (dollars in thousands):

		June 30, 2004		December 31, 2003
		(Unaudited)
	Amortization Period	Gross	Accumulated	Gross	Accumulated
	(Years)	Value	Amortization	Value	Amortization
Intangible assets subject to amortization:
Royalty value	20	$2,385	$956	$2,474	$897
Developer and franchise rights acquired	20 to 40	4,558	4,558	59,374	3,867
Restaurant development rights	13 to 25	951	718	1,653	568
Debt issue costs	3 to 20	747	264	529	211
Other intangible assets	5	652	472	646	438

		9,293	6,968	64,676	5,981

Intangible assets not subject to amortization:
Original franchise and royalty rights		5,689	1,860	5,689	1,860
Goodwill		331	331	3,850	331

		6,020	2,191	9,539	2,191

Total intangible assets		$15,313	$9,159	$74,215	$8,172

     Amortization of intangible assets totaled approximately $483,000 and $439,000 for the three months ended June 30, 2004, and 2003, respectively. For the six months ended June 30, 2004, and 2003, amortization expense totaled $987,000 and $865,000 respectively. Estimated amortization expense through 2007 for intangible assets with determinable lives is as follows (dollars in thousands):

Remainder of 2004	$132
2005	233
2006	160
2007	159
2008	158

$842

The changes in the gross value of goodwill for the six months ended June 30, 2004, are as follows (dollars in thousands):

	Restaurant	Franchise
	Operations	Operations	Total
Balance as of December 31, 2003	$3,589	$261	$3,850
Goodwill acquired	—	—	—
Impairment	(3,299)	(220)	(3,519)

Balance as of June 30, 2004	$290	$41	$331

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 10. — Off-balance Sheet Arrangements

     The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $20.5 million as of June 30, 2004. These guarantees include approximately $4.7 million of lease guarantees for the benefit of franchisees, approximately $13.8 million of mortgage loan guarantees for the benefit of franchisees and approximately $2.0 million of loan guarantees for the benefit of related parties.

     The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which the Company developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease. The maximum guarantee for a single lease is approximately $1.2 million. Certain guarantees extend through 2018. The Company may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. The Company has indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees. As of June 30, 2004, the Company had accrued a liability of approximately $982,000 related to these guarantees. This accrual is due to a management determination that it would no longer be able to attempt to rehabilitate franchisee’s restaurants through direct financial assistance. The Company also has a net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of June 30, 2004.

     The mortgage loan guarantees for the benefit of franchisees also arose primarily through the Company’s former Turnkey program, in which we developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee’s mortgage loan. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage. The maximum amount of a single guarantee is approximately $1.0 million. Certain guarantees extend through 2016. The Company may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner, or the Company may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for net proceeds less than the amount of the outstanding mortgage. The Company has indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse the Company for any amount paid under such guarantees. In the event that the Company purchases the loan from the lender in the event of a default, the Company would succeed to the lender’s security interest in the related property. As of June 30, 2004, the Company had accrued $1,761,000 for certain mortgage guarantees that were called but not yet paid.

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

     The Company has been called upon, from time to time, to make payments on obligations the Company has guaranteed. During the first six months of 2004, the Company paid approximately $362,000 in various lease guarantees for the benefit of franchisees. As of the date of the bankruptcy filing, the Company has suspended payments of guarantee obligations. The status of these various guarantees likely will be addressed during the proceeding in the Bankruptcy Court.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 11. — Commitments and Contingencies

     Litigation

     The Company’s filing for Chapter 11 protection in federal bankruptcy court generally stayed all litigation pending as of August 3, 2004, although parties in some cases may either request that the bankruptcy judge lift the stay and allow the litigation to proceed or remove the case to the bankruptcy court to be heard by the judge in the bankruptcy proceeding.

     New Florida Markets, Ltd. and Deli Keys, Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s NAMF, Inc., and Schlotzsky’s NAMF Funding, LLC (Case No. 701140045603), was filed around June 23, 2003 with the American Arbitration Association. Claimants are the area developers for the Tampa, Orlando, Miami and West Palm Beach development areas. They alleged that Respondents frustrated their ability to develop their areas and breached the Area Developer Agreements, in addition to other claims. On May 9, 2004 the Respondents and Claimants settled all claims and entered into a binding settlement agreement. The Company was not able to make a required settlement payment on June 15, 2004, and around July 27, 2004, the claimants filed New Florida Markets, Ltd. and Deli Keys Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s N.A.M.F. Inc. and Schlotzsky’s N.A.M.F. Funding, LLC, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida, General Civil Division, Case No. 04-16303 seeking enforcement of the settlement agreement. On October 21, 2004, the Court granted a Motion to Dismiss the NAMF entities but allowed Plaintiffs’ 20 days to amend the complaint to state a cause of action against the NAMF entities that would not be barred by the bankruptcy or the binding terms of settlement, which provided that Plaintiffs’ exclusive remedy for a breach was against Schlotzsky’s, Inc. or the subsidiary that was to sign the note. Because of uncertainties inherent in this type of matter, no outcome can be confidently predicted with respect to the foregoing matter and no estimate of the possible loss or range of possible loss can be made.

     Robert Coshott v. Schlotzsky’s, Inc. (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky’s Deli restaurant in Melbourne, Australia. Plaintiff brought causes of action for fraud and/or negligent misrepresentation. Plaintiff alleged that he experienced problems with certain equipment specified or approved by the Company, that the Company’s system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve, that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky’s Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requested actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. On July 23, 2003, Coshott also filed a Demand for Arbitration with the International Chamber of Commerce styled Robert Gilbert Coshott v. Schlotzsky’s, Inc. (Case. No. 12 838/JNK). The claims in the Demand are similar to those brought in the above-entitled action and include additional allegations that the Company required the purchase of goods and services from certain suppliers in violation of the Trade Practices Act of 1974 and that the Company failed to disclose the existence of a predecessor Master License Agreement, in violation of the Fair Trading Act of 1987 (New South) Wales, breach of contract, and equitable estoppel. Claimant seeks unspecified actual, compensatory and punitive damages, lost profits, attorneys’ fees, prejudgment interest, and costs. On February 26, 2004, the Company obtained a declaratory judgment in the state court case declaring that Plaintiff had waived any right to arbitrate his claim by filing suit against the Company in state court in Texas. On June 21, 2004, the parties were informed by the International Court of Arbitration that the case is considered withdrawn as of June 1, 2004 for failure to pay the required advance on costs. The state court case is not yet set for trial. Because of uncertainties inherent in this type of matter, no outcome can be confidently predicted with respect to the foregoing matter and no estimate of the possible loss or range of possible loss can be made.

     Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s N.A.M.F., Inc., Schlotzsky’s National Advertising Association, Inc., and Schlotzsky’s, Brands, Inc., Schlotzsky’s Brand Products, L.P., Schlotzsky’s Real Estate, Inc., and Schlotzsky’s Restaurants, Inc. (Cause No. 2001-CI-13672) was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky’s, Inc., John Wooley, Schlotzsky’s Franchising Limited Partnership, and Schlotzsky’s NAMF, Inc. (“Defendants”). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs brought causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortuous interference with contract, tortuous interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Acts, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

an unspecified amount of money damages plus exemplary damages, attorneys’ fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley who was previously dismissed from the case, answered and asserted counterclaims alleging breach of contract and that Plaintiffs’ claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seek money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys’ fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court. The case was remanded to state court on April 17, 2003. The case is not yet set for trial. Because of uncertainties inherent in this type of matter, no outcome can be confidently predicted with respect to the foregoing matter and no estimate of the possible loss or range of possible loss can be made.

     U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. (Cause No. 03-01758) was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District. Plaintiff is a real estate investment company that owns certain Schlotzsky’s restaurants and leases them to franchisees. It alleges that in 1997 and 1998 we entered into several agreements where we agreed to guarantee certain lease agreements. Plaintiff claims that in 1998 the parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky’s from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky’s agreement to purchase six other properties. Plaintiff is seeking an order requiring us to purchase six properties for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff’s claims include breach of contract and a request for attorneys’ fees. The trial date has been scheduled for September 20, 2004, although the Chapter 11 proceeding is expected to stay the trial date. On June 25, 2004, Plaintiff filed U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. (Cause No. 04-05858-D), in the District Court of Dallas County, 95th Judicial District. Plaintiff alleges that Defendant owes unpaid balance on certain guaranty pool agreements allegedly defaulted by Defendant beginning in May 2004. Because of uncertainties inherent in this type of matter, no outcome can be confidently predicted with respect to the foregoing matter and no estimate of the possible loss or range of possible loss can be made.

     John Wooley and Jeffrey Wooley vs. Schlotzsky’s Franchisor, LLC, Cause No. GN402261, was filed on July 20, 2004 in the 98th Judicial District Court of Travis County, Texas, and John Wooley and Jeffrey Wooley v. Schlotzsky’s, Inc., Cause No. GN402596, was filed on August 12, 2004 in the 250th Judicial District Court of Travis County, Texas. John Wooley and Jeffrey Wooley, former officers and directors of the Company, with John Wooley currently being the largest shareholder of the Company, filed a request for a Temporary Restraining Order on July 20, 2004 to request the Court to order the Company not to take any actions with regard to Schlotzsky’s Franchisor, LLC, a subsidiary of the Company. The Wooleys asserted that any action taken with regard to Schlotzsky’s Franchisor would harm them with regard to a loan they made to Franchisor in November 2003 for approximately $2.5 million. The Court rejected their request, and no further action has been taken to date by the Wooleys in the first listed lawsuit. On August 12, 2004, the Wooleys filed the second listed lawsuit above and requested that the Court order the Company to hold its annual shareholder meeting by August 30, 2004. The Wooleys subsequently filed a motion for non-suit in the state court case and then filed a motion with the bankruptcy court asking that the judge lift the automatic stay with regard to the annual meeting and grant the Wooleys permission to pursue their claim for injunctive relief in state court. In addition, the Wooleys have filed several other motions with the bankruptcy court challenging certain actions the Company has taken during the bankruptcy proceeding and objecting to requests made by the Company with regard to its retention of professionals during the bankruptcy process. Because of uncertainties inherent in this type of matter, no outcome can be confidently predicted with respect to the foregoing matter and no estimate of the possible loss or range of possible loss can be made.

     In addition to the matters discussed above, we are defendants in various other legal proceedings arising from our business. Due to the bankruptcy filing, the early stages of some of the proceedings, and the general uncertainty surrounding the outcome of any litigation, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations with respect to the proceedings discussed above.

Note 12. — Impairment of Real Estate Investments and Real Estate Held for Sale

     At the start of the second quarter, 2004, the Company was developing four real estate pad sites as future Company-operated Schlotzsky’s restaurants, and had capitalized costs related to those sites, such as interest expense, site work and acquisition costs. Additionally, the Company had five pad sites held for sale, generally recorded on the books at historical cost. In June 2004 the Company discontinued all real estate development activity and began marketing all nine real estate sites for sale on an expedited basis. An impairment charge of $4.4 million was booked in June 2004 to write-off capitalized development costs and to adjust the value of the assets to the expected net cash proceeds from a sale of the real estate on an expedited basis.

SCHLOTZSKY’S, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
(Unaudited)

Note 13. — Discontinued Operations

     When a restaurant is closed or held for sale, the Company makes an evaluation as to whether its results should be reflected as discontinued operations in accordance with Statement of Financial Accounting Standard 144 - “Accounting for the Impairment or Disposal of Long-Lived Assets.”

     In the second quarter ended June 30, 2004, the Company recorded a non-cash impairment charge of $8.0 million for the write-down of buildings, leasehold improvements, equipment and goodwill to fair value for eighteen of the Company’s restaurants it intends to close. The Company determined a weighted fair value for its restaurant assets by estimating the sales price of the real estate value of the closed restaurants as determined through discussions with real estate brokers and potential investors, or determined there was no fair value related to the restaurant if the location was leased. This approach differs from prior periods in that previous testing, including that done at December 31, 2003, was primarily based on the projected cash flow generated by the restaurants, not their sale value. The Company closed those ten restaurants and five others in July 2004 and three others in October 2004, during the fourth quarter. Three of the closed restaurants are located in Georgia, three in North Carolina, two in Tennessee, two in Mississippi, three in Texas and one each in Arizona, Arkansas, Minnesota, New York and Utah. In the third quarter 2004, the Company will record a charge of approximately $1,139,000 for the expected liability from rejection of the leases for eight of the closed restaurants and one location, which never opened, under Section 502 (B)(6) of the Bankruptcy Code.

Note 14. — Impairment of Area Developer Rights

     The Company reviews its intangible assets for impairment on an annual basis, or when a change in circumstances indicates that the carrying amount may not be recoverable. At the end of the second quarter of 2004, the Company tested its assets for impairment due to the events leading up to the August 3, 2004 bankruptcy filing. The Company determined, due to the likelihood that all existing area developer contracts would be rejected during the bankruptcy proceedings and the Company would terminate the area developer program, that the previously acquired area developer rights had no fair value and an impairment charge of $55.5 million was recorded during the second quarter of 2004.

Note 15. — Impairment of Restaurant Goodwill, Intangible assets, and Property, Plant, and Equipment

     At the end of the second quarter of 2004, the Company tested its restaurant assets for impairment due to the events leading up to the August 3, 2004 bankruptcy filing. The Company determined a weighted fair value for the 18 Company-operated locations it intends to continue to operate by projecting a range of sale scenarios determined through discussions with investment bankers, real estate brokers and potential investors. This approach differs from prior periods in that previous testing, including that done at December 31, 2003, was primarily based on the cash flow generated by the restaurants, not their sale value. An impairment charge of $2.0 million of goodwill, approximately $500,000 of intangible assets, and $6.9 million of Property, Plant, and Equipment was indicated based on the weighted fair value of the operating restaurants.

Note 16. — Employment Contracts

     On June 17, 2004, the Board of Directors terminated John C. Wooley from his position as President and Chief Executive Officer of the Company and Jeffrey J. Wooley from his position as Senior Vice President of the Company. At the time of termination, the Wooleys had active employment contracts and those contracts required salary and benefits continuation for four years and that certain bonus advances be deemed earned upon termination. In June 2004, the Company accrued expenses of $2,629,000 related to the future salaries and benefits obligation and expensed $527,000 related to the bonus advances.

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

Recoverability of intangible assets is primarily dependent on the continuing collection of franchise royalties. To the extent that there is doubt about the ability of the Company to successfully reorganize and emerge from Chapter 11 these assets may be unrecoverable. After our impairment of area developer contracts, approximately $5.9 million remained worth of intangible assets relating to the franchising business remained on the balance sheet at June 30, 2004.

Recent Events

     On June 17, 2004, the Board of Directors terminated John C. Wooley from his position as President and Chief Executive Officer of the Company and Jeffrey J. Wooley from his position as Senior Vice President of the Company. They had served as senior management of the Company since 1981. That same day, David Samuel (“Sam”) Coats was named President and Chief Executive Officer of the Company. Subsequently, John and Jeff Wooley were removed from various positions with the subsidiaries of the Company. On June 24, 2004, the Board appointed Sam Coats to the Board of Directors and the Company announced that it had retained Trinity Capital, LLC (“Trinity”), a specialty investment banking firm focused on the multi-unit retail and food and beverage industries, to serve as financial advisor to the Company. Trinity had been retained by the Company in March 2004 on a limited basis to obtain waivers of certain covenants from specific lenders and to seek financing for the Company. The June 24 engagement expanded the scope of their engagement to include restructuring, corporate finance and other advisory services.

     On June 30, 2004, both John and Jeff Wooley voluntarily resigned from their positions as members of the Board of Directors of the Company. They both remained on the Board of Schlotzsky’s N.A.M.F., Inc., (“NAMF”) a Texas not-for-profit, non-member corporation that collects payments from Schlotzsky’s franchisees to use for advertising and marketing purposes. The Board of the Company asked them to resign from NAMF but they have refused to do so to date.

     On July 6, 2004, the Company reduced its workforce and eliminated approximately 20 percent of corporate staff, or 19 positions, within Schlotzsky’s, Inc. and Schlotzsky’s Franchise Operations, LLC, a subsidiary of Schlotzsky’s, Inc. Eight of the people terminated were at the vice president or director level. On August 2, 2004, the Company terminated nine additional employees. Beginning on July 9, 2004 and continuing through July 26, 2004, the Company closed 15 Company-operated restaurants located in various states. In October 2004, three additional Company-operated restaurants were closed; two were in Mississippi and one was in Texas. None of these stores had been profitable prior to the closing.

     On August 3, 2004, the Company filed for Chapter 11 as discussed in Note 1.

Consequences of the Chapter 11 Filing

     As a consequence of the Filing, all pending claims against the Company are stayed automatically by Section 362 of the Bankruptcy Code, and absent further order of the Bankruptcy Court, no party may take any action to recover any pre-petition claims, enforce any lien against or obtain possession of any property from the Company. In addition, pursuant to Section 365 of the Bankruptcy Code, the Company may reject or assume pre-petition executory contracts and unexpired leases. The non-debtor parties to these contracts or leases may file claims with the Bankruptcy Court in accordance with the Chapter 11 reorganization process.

     As provided by the Bankruptcy Code, the Company initially will have the exclusive right for 120 days following the Petition Date to propose a plan of reorganization. If the Company fails to file a plan of reorganization during such period or any extension thereof, or if such plan is not accepted by the requisite numbers of creditors and equity holders entitled to vote on the plan within 180 days after the Petition Date or any extension thereof, other parties in interest may be permitted to propose their own plan or plans of reorganization for the Company. The Company is unable to predict at this time what the treatment of creditors and equity holders of the Company will be under any proposed plan or plans of reorganization, although discussions with potential buyers have indicated that the recovery of unsecured creditors and equity holders may be minimal or non-existent.

     The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The payment rights and other entitlements of pre-petition creditors and the Company’s stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 Cases. There can be no assurance that there will be sufficient assets to satisfy the Company’s pre-petition liabilities in whole or that the Company’s equity securities will have any continuing value. Under a plan of reorganization, pre-petition creditors could receive less than 100% of the face value of their claims and the Company’s equity securities could be cancelled. In addition, the Company has not yet proposed a plan of reorganization. It is not possible to predict the outcome of the Chapter 11 Cases, the terms and provisions of any plan of reorganization, or the effect of the Chapter 11 reorganization process on the claims of the creditors of the Company or the interests of the Company’s equity security holders.

     The Company, with the agreement of certain secured creditors, has been able to use franchising revenue to fund the operations to date during the Chapter 11 proceedings. The Company is currently operating under a temporary cash collateral order approved by the Bankruptcy Court that expires on November 17, 2004. It is attempting to finance its unmet capital needs after November 17, 2004 through some combination of real estate sales or securing the permission of certain creditors to use franchising revenue to meet the operating needs of the Company. If necessary, the Company would seek debtor-in-possession financing at that time, although there is no guarantee that such financing could be obtained. There can be no assurance that additional capital will be available on terms acceptable to the Company, or at all. Failure to raise sufficient additional capital or to secure the agreement of certain secured creditors to use franchising revenue to fund the operations would have a material adverse effect on the Company’s ability to operate as a going concern or to restructure under Chapter 11.

     In addition, the ability of the Company to continue as a going concern (including its ability to meet post-petition obligations of the Company) and the appropriateness of using the going concern basis for its financial statements are dependent upon, among other things, any orders entered by the Bankruptcy Court concerning matters outside of the ordinary course of business, and obtaining confirmation of a plan of reorganization or a sale of assets under the Bankruptcy Code. If the assets of the Company are sold under Section 363 of the Bankruptcy Code, the Company itself likely would not continue as a going concern. The consolidated financial statements contain no adjustments related to this uncertainty.

     On August 12, 2004, the Company’s securities were delisted from the NASDAQ National Market. The Company’s common stock currently trades on the NASD Over-the-Counter-Market under the symbol BUNZQ.PK.

Background of Filing

     The Schlotzsky’s franchise system has been declining in store count since 2000 and has had negative same store sales since 2001, resulting in declining royalty and license fees to the Company. Since 1999, the Company has repurchased certain area developer rights, and often these repurchase agreements had some component of seller financing, which resulted in a significant debt service burden to the Company. Additionally, the Company guaranteed over $25 million of franchisee lease and mortgage liabilities during the 1997-2000 time period as part of the Turnkey program, in which the Company developed restaurant sites and then sold them to franchisees. The Company, as a franchisor, also was subject to significant amounts of litigation over various matters by both the franchisees and area developers. While significant expenses related to litigation and guarantees had been incurred over the last four years, the Company anticipated that it would continue to incur material cash expenses related to litigation and guarantees in future periods.

     From approximately August 2002 to June 2004, the Company attempted to secure financing with favorable repayment terms that would allow it to retire the area developer obligations and provide additional operating capital, but was unable to secure such financing. The Company was able, starting in January 2003, to extend vendor payment terms and secure limited amounts of financing, but these financing facilities were repayable in full in less than two years, and called for amortizing payments beginning in mid-2004. Because of the cash required to repay the short-term financing, the area developer notes, and guarantee and litigation costs, as well as expenses incurred in attempting to secure additional financing, the Company was unable to pay its obligations in a timely and consistent manner and was incurring additional liabilities it was unable to pay as well. The Company and its subsidiaries filed a voluntary petition for relief under the Bankruptcy Code on August 3, 2004.

Financial Statement Presentation

     The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue to operate as a going concern, which contemplates continuity of operations, timely payment for services by customers, control of operating costs and expenses and the realization of asset sales and liquidation of liabilities and commitments. The bankruptcy filing and related circumstances, including the closure of 18 stores, the Company’s default on certain pre-petition debt, the losses from operations, as well as current competitive conditions within this retail space and the possibility that the assets of the Company will be sold in a Section 363 sale, raise substantial doubts about the Company’s ability to continue as a going concern, accordingly, such realization of assets and liquidation of liabilities are subject to uncertainty. In connection with its plan of reorganization, the Company may liquidate or settle liabilities for amounts other than those reflected in the Condensed Consolidated Financial Statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of a plan of reorganization.

     Pursuant to the Bankruptcy Code, schedules will be filed by the Company with the Bankruptcy Court setting forth the assets and liabilities of the Company. Differences between amounts recorded by the Company and claims filed by creditors will be investigated and resolved as part of the Chapter 11 cases.

     The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of its pre-petition obligations, including employee wages, salaries, benefits and other employee obligations and certain other pre-petition claims.

     As part of the Filing, the Company anticipates it will reject certain leases and guarantees as allowed by the Bankruptcy Code. The Company will record an accrual of approximately $1.2 million, in the third quarter, for the estimated maximum amount of allowable claims under the Bankruptcy Code for the 15 restaurants closed in July 2004 whose leases were rejected.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     REVENUE. Total revenue decreased 11.0% to $12,697,000 from $14,262,000.

     ROYALTIES decreased 15.6% to $3,618,000 from $4,285,000. The decrease was due to a decreased number of franchised restaurants in 2004 compared to 2003 and a decrease in same store contractual sales by franchised restaurants of 5.1%.

     The following table presents additional data concerning the domestic franchised restaurant system:

	For the three months ended
	June 30,	June 30,
Restaurant Data	2004	2003
Restaurants opened:
Domestic -
New	1	—
Re-openings	3	1

Total domestic openings	4	1
Domestic closings	(11)	(28)

Operating domestic restaurants at end of quarter	471	538

Average weekly sales for domestic franchised restaurants	$10,195	$10,511

Change in same store sales for domestic franchised restaurants	(5.1%)	(12.3%)

     No FRANCHISE FEES were recognized, as compared to $3,000 in the comparable period from 2003.

     DEVELOPER FEES decreased 18.2% to $36,000 from $44,000. The decrease was primarily due to the expiration of amortization on certain agreements.

     RESTAURANT SALES decreased 4.2% to $7,668,000 from $8,001,000. The decrease was primarily due to a 7.7% decrease in same store sales, and a decrease in the average number of restaurants operated by the Company during the second quarter of 2004, compared to the second quarter of 2003, partially offset by the opening of a high-volume unit at the end of the second quarter of 2003. As of June 30, 2004, there were 36 Company-operated restaurants, compared to 38 at June 30, 2003.

     SCHLOTZSKY’S BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 31.7% to $1,168,000 from $1,709,000. The decrease was primarily due to the decrease in systemwide sales for the quarter.

     OTHER FEES AND REVENUE decreased 5.5% to $207,000 from $219,000. The decrease was due to a decrease in expired franchise fees.

     OPERATING EXPENSES. Total operating expenses increased to $98,606,000 from $16,742,000.

     SERVICE COSTS decreased 19.9% to $534,000 from $667,000, and as a percentage of royalties and franchise fees decreased to 14.8% from 15.6%. This decrease was primarily due to a decrease in royalty revenue.

     RESTAURANT OPERATIONS EXPENSES decreased 12.3% to $7,012,000 from $7,996,000.

RESTAURANT COST OF SALES decreased 9.1% to $2,136,000 from $2,349,000 and decreased as a percentage of net restaurant sales to 27.9% from 29.4% due primarily to operating efficiencies.

RESTAURANT PERSONNEL AND BENEFITS COST decreased 15.8% to $2,901,000 from $3,445,000 and decreased as a percentage of net restaurant sales to 37.8% from 43.1%. The decrease, as a percentage of net restaurant sales, was due to reduction in the average number of managers at each location and improved labor scheduling.

RESTAURANT OPERATING EXPENSES decreased 10.3% to $1,975,000 from $2,202,000 and decreased as a percentage of net restaurant sales to 25.8% from 27.5%. The decrease in operating costs, as a percentage of net restaurant sales, was primarily due to previous year’s preopening costs on a restaurant opened during the comparable quarter of the previous year and a restaurant under development, as well as a tax assessment on one restaurant location.

     EQUITY LOSS ON INVESTMENTS was $300,000, as compared to a loss of $84,000 in the comparable period from 2003. The Company recorded a loss on its investment in an international master licensee due to an anticipated decrease in future efforts to expand the presence of Schlotzsky’s restaurants outside the United States.

     IMPAIRMENT OF FRANCHISING ASSETS was $59,938,000 for the quarter in the current year, as compared to no expense in the same period in the prior year. An impairment charge of $55,515,000 was booked to reflect the planned termination of the Company’s area developer program and the related decrease in the fair value of repurchased area developer rights. An additional $4,423,000 in impairment expense was recognized in the second quarter of 2004 to reflect impairment of certain held-for-sale and investment in real estate.

     RESTAURANT IMPAIRMENT was $17,376,000 for the quarter in the current year, as compared to no expense in the same period in the prior year. $7,968,000 of this expense reflects the impairment of certain leasehold improvements, buildings, equipment, and franchise rights related to Company-operated restaurants that the Company determined to close in the second quarter of 2004. $9,408,000 of this expense relates to stores that are expected to continue operating, but whose fair value, given the Company’s intent to market and sell the stores in the immediate future, was lower than the book value of the restaurants.

     GENERAL AND ADMINISTRATIVE EXPENSES increased 80.8% to $12,134,000 from $6,713,000. This increase was primarily due to a $3.2 million accrual related to the termination of executive employment contracts, $2.1 million in accrued guarantee costs recognized in the second quarter of 2004, and an increase in bad debt expense of approximately $1.4 million as compared to the same period in 2003, offset by savings due to overhead and salary expense reductions implemented in the second half of 2003.

     DEPRECIATION AND AMORTIZATION increased 2.3% to $1,312,000 from $1,283,000. The increase was primarily due to the opening of a Company-operated restaurant in the second quarter of 2003, net of the retirement of certain assets.

     INTEREST INCOME decreased 39.4% to $63,000 from $104,000.

     INTEREST EXPENSE decreased 7.7% to $932,000 from $1,010,000 due primarily to improvement in terms on the seller-financed debt related to the reacquisition of the territorial rights of the Company’s largest area developer.

     PROVISION (CREDIT) FOR INCOME TAXES, reflects the net expense after the impairment of deferred tax assets generated during the quarter. The Company began impairing its deferred tax assets in the second half of 2003.

     NET INCOME decreased to a loss of $86,799,000 from a loss of $2,267,000 due to the factors discussed above. Earnings per share, both basic and diluted, were $(11.83) for the quarter ended June 30, 2004 compared to $(0.31) in the prior year quarter.

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

     REVENUE. Total revenue decreased 8.4% to $25,745,000 from $28,092,000.

     ROYALTIES decreased 16.0% to $7,211,000 from $8,589,000. The decrease was due to a decreased number of franchised restaurants during the six-month period in 2004 compared to 2003, and a decrease in same store contractual sales by franchised restaurants of 6.2%.

     The following table presents additional data concerning the domestic franchised restaurant system:

	For the six months ended
	June 30,	June 30,
Restaurant Data	2004	2003
Restaurants opened:
Domestic -
New	1	—
Re-openings	5	2

Total domestic openings	6	2
Domestic closings	(37)	(53)

Operating domestic restaurants at end of quarter	471	538

Average weekly sales for domestic franchised restaurants	$10,080	$10,342

Change in same store sales for domestic franchised restaurants	(6.2%)	(12.0%)

     FRANCHISE FEES were zero, as compared to $3,000 in the comparable period from 2003.

     DEVELOPER FEES decreased 23.4% to $72,000 from $94,000. The decrease was primarily due to the expiration of amortization on certain agreements.

     RESTAURANT SALES decreased 1.0% to $15,450,000 from $15,613,000. The decrease was primarily due to a 7.4% decrease in same store sales during the first six months of 2004, and a decrease in the average number of restaurants operated by the Company during the six months ended June 30, 2004, compared to the comparable period of 2003, partially offset by a change in the store mix. As of June 30, 2004, there were 36 Company-operated restaurants compared to 38 at June 30, 2003.

     SCHLOTZSKY’S BRAND LICENSING FEES (BRAND CONTRIBUTION) decreased 23.1% to $2,584,000 from $3,360,000. The decrease was primarily due to the decrease in systemwide sales for the period.

     OTHER FEES AND REVENUE decreased 1.2% to $427,000 from $432,000. The decrease was due to a decrease in expired franchise fees.

     OPERATING EXPENSES increased to $111,416,000 from $31,232,000.

     SERVICE COSTS decreased 20.1% to $1,063,000 from $1,331,000, and as a percentage of royalties and franchise fees declined to 14.7% from 15.5%. This decrease was primarily due to a decrease in royalty revenue.

     RESTAURANT OPERATIONS EXPENSES decreased 9.7% to $13,944,000 from $15,435,000. The use of certain Company-operated restaurants for product, process and equipment testing and for systemwide training also adversely impacts their operating performance. The decrease is mainly attributed to a change in the store mix.

RESTAURANT COST OF SALES decreased 6.1% to $4,246,000 from $4,520,000 and decreased as a percentage of net restaurant sales to 27.5% from 29.0% due primarily to operating efficiencies.

RESTAURANT PERSONNEL AND BENEFITS COST decreased 14.1 % to $5,852,000 from $6,810,000, and decreased as a percentage of net restaurant sales to 37.9% from 43.6%. The decrease, as a percentage of net restaurant sales, was due to reduction in the average number of managers at each location and operating efficiencies.

RESTAURANT OPERATING EXPENSES decreased 6.3% to $3,847,000 from $4,104,000 and decreased as a percentage of net restaurant sales to 24.9% from 26.3%. The decrease in operating costs, as a percentage of net restaurant sales, was primarily due to the change in the store mix and the previous year’s preopening costs on a restaurant opened during the quarter and a restaurant under development as well as a tax assessment on one restaurant location.

     EQUITY LOSS ON INVESTMENTS was $300,000, as compared to a loss of $151,000 in the comparable period from 2003. The Company recorded a loss on its investment in an international master licensee due to an anticipated decrease in future efforts to expand the presence of Schlotzsky’s restaurants outside the United States.

     IMPAIRMENT OF FRANCHISING ASSETS was $59,938,000 in the current year, as compared to no expense in the same period in the prior year. An impairment charge of $55,515,000 was booked to reflect the planned termination of the Company’s area developer program and the related decrease in the fair value of repurchased area developer rights. An additional $4,423,000 in impairment expense was recognized in the second quarter of 2004 to reflect impairment of certain held-for-sale and investment in real estate.

     RESTAURANT IMPAIRMENT was $17,376,000 in the current year, as compared to no expense in the same period in the prior year. $7,968,000 of this expense reflects the impairment of certain leasehold improvements, buildings, equipment, and franchise rights related to Company-operated restaurants that the Company determined to close in the second quarter of 2004. $9,408,000 of this expense relates to stores that are expected to continue operating, but whose fair value given the Company’s intent to market and sell the stores in the immediate future, was lower than the book value of the restaurants.

     GENERAL AND ADMINISTRATIVE EXPENSES increased 36.4% to $16,077,000 from $11,783,000. This increase was primarily due to a $3.2 million accrual related to the termination of executive employment contracts, $2.1 million in accrued guarantee costs recognized in the second quarter of 2004, and an increase in bad debt expense of approximately $1.9 million as compared to the same period in 2003, offset by savings due to overhead and salary expense reductions implemented in the second half of 2003.

     DEPRECIATION AND AMORTIZATION increased 7.3% to $2,718,000 from $2,532,000. The increase was primarily due to the opening of additional Company restaurants in 2003.

     INTEREST INCOME decreased 39.6% to $125,000 from $207,000. The decrease was due to the decrease in the amount of performing notes receivable.

     INTEREST EXPENSE decreased 8.0% to $1,864,000 from $2,026,000 due primarily to improved terms on the seller financed debt related to the reacquisition of the territorial rights the Company’s largest area developer.

     PROVISION (CREDIT) FOR INCOME TAXES reflects the net expense after the impairment of deferred tax assets generated during the six months ended June 30, 2004. The Company began impairing its deferred tax assets in the second half of 2003.

     NET INCOME decreased to a loss of $87,470,000 for the six months ended June 30, 2004 from a loss of $3,334,000 for the comparable prior year period due to the factors discussed above. Earnings per share, both basic and diluted, were $(11.92) for the six months ended June 30, 2004 compared to $(0.46) in the comparable period in the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

     On August 9, 2004, the Company filed a motion with the Bankruptcy Court to discharge certain Area Developer contracts and remove area developers from the Schlotzsky’s, Inc. franchising model.

     The Company has outstanding guarantees of indebtedness of others, including related parties, of approximately $20.5 million as of June 30, 2004. These guarantees include approximately $4.7 million of lease guarantees for the benefit of franchisees, approximately $13.8 million of mortgage loan guarantees for the benefit of franchisees and approximately $2.0 million of loan guarantees for the benefit of related parties.

     The lease guarantees for the benefit of franchisees arose primarily through our former Turnkey program, in which the Company developed the restaurants, leased the restaurants to franchisees, and then sold them to a leasing company. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees for the life of the lease. The maximum guarantee for a single lease is approximately $1.2 million. Certain guarantees extend through 2018. The Company may be required by the lessor to make monthly rental payments or property tax and common area maintenance payments if the franchisee does not make the required payments in a timely manner. The Company has indemnification agreements with the franchisee under which the franchisee would be obligated to reimburse the Company for any amounts paid under such guarantees. As of June 30, 2004, the Company had accrued a liability of approximately $982,000 related to these guarantees. This accrual is due to a management determination that it would no longer be able to attempt to rehabilitate franchisee’s restaurants through direct financial assistance. The Company also has a net deferred gain related to the sale of these leases in the amount of approximately $342,000 as of June 30, 2004.

     The mortgage loan guarantees for the benefit of franchisees also arose primarily through the Company’s former Turnkey program, in which we developed the related restaurants, sold the restaurant to a franchisee, and guaranteed all or a portion of the franchisee’s mortgage loan. The guarantees range from limited guarantees, either in dollar amount or term, to full guarantees of the mortgage. The maximum amount of a single guarantee is approximately $1.0 million. Certain guarantees extend through 2016. The Company may be required by the lender to make monthly mortgage payments if the franchisee does not make the required payments in a timely manner, or the Company may be required to make up any deficiency, up to the amount of the guarantee, if the related restaurant is sold for net proceeds less than the amount of the outstanding mortgage. The Company has indemnification agreements with the franchisees under which the franchisee would be obligated to reimburse the Company for any amount paid under such guarantees. In the event that the Company purchases the loan from the lender in the event of a default, the Company would succeed to the lender’s security interest in the related property. As of June 30, 2004, the Company had accrued $1,761,000 for certain mortgage guarantees that were due but not yet paid.

     The loan guarantees in favor of related parties primarily arose when we guaranteed certain debt of related parties for which the proceeds of the loans were used to repay outstanding debt to the Company. One of the guarantees, for the benefit of the Company’s real estate venture, is of mortgage debt, totaling approximately $2.0 million. This guarantee extends through 2009. Another guarantee, in the amount of approximately $4.1 million at March 31, 2004, was for the benefit of NAMF, the advertising entity of the Schlotzsky’s restaurant system, for which we received the net proceeds of the loan in repayment of outstanding debt to the Company. This guarantee was released in May 2004.

     The Company has been called upon, from time to time, to make payments on obligations the Company has guaranteed. During the first six months of 2004, the Company paid approximately $362,000 in various lease guarantees for the benefit of franchisees.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased $544,000 in the six months ended June 30, 2004, and increased $101,000 in the six months ended June 30, 2003. Cash flows are impacted by operating, investing and financing activities.

     Operating activities used $46,000 of cash in the first six months of 2004 and provided $4,256,000 of cash in the first six months of 2003. The Company reported a loss of $87,470,000 for the first six months of 2004, and much of this loss was related to expenses the Company incurred but did not pay in the quarter, such as $3.2 million in executive compensation, or non-cash expenses, such as $83.3 million in depreciation, impairment, and bad debt expense. Without these expenses, the cash used by operations resulted from an increase in accounts receivable mostly offset by an increase in accounts payable.

     Investing used $194,000 and provided $113,000 of cash in the first six months of 2004 and 2003, respectively. The cashed used in 2004 resulted from remodels at Company owned-restaurants and expenditures to protect trademarks.

     Financing activities used $303,000 and $4,267,000 of cash in the first six months of 2004 and 2003, respectively. The decrease in cash used in the first six months of 2004 compared to the comparable period of 2003 is primarily the net result of increased borrowings and decreased debt payment in the first six months of 2004, partially offset by decreases in debt issuance costs.

     At June 30, 2004, we had approximately $51,283,000 of total debt outstanding. Scheduled maturities of debt through June 30, 2005 currently approximate $47,123,000, including short-term debt and debt classified as current due to violations of the terms debt agreements.

     Certain of our mortgage debt require the maintenance of certain financial ratios, including debt-to-equity and working capital. As of June 30, 2004, the Company was in default of many of the financial covenants specified in its debt agreements. While the Company has not sought waivers of these covenant violations, the Bankruptcy Filing stays, to date, any actions by these lenders to accelerate collections of these debts. Under these debt agreements, such defaults result in the debt becoming immediately due and payable. Related to these defaults, approximately $35.8 million in long-term debt was reclassified as a current maturity of long-term debt as of June 30, 2004. The following tables present certain of our obligations to make future payments, excluding interest payments, under contracts and contingent commitments as of June 30, 2004 (dollars in thousands):

	Payments Due by Period
	As of June 30, 2004
		Less than 1
Contractual Obligations	Total	year	1-3 years	4-5 years	After 5 years
Short-term Debt	$1,682	$1,682	$—	$—	$—
Long-term Debt	49,601	45,441	2,515	278	1,367
Operating Leases	17,622	2,420	4,034	2,351	8,817

		Amount of Commitment Expiration Per Period
		As of June 30, 2004
	Total
	Amounts	Less than 1
Other Commercial Commitments	Committed	year	1-3 years	4-5 years	After 5 years
Guarantees	$20,464	$8,894	$4,112	$3,324	$4,134

     We have experienced net reductions in the number of restaurants systemwide quarterly since 2000 and have experienced negative same store contractual sales quarterly since mid-2001. While we have been developing and implementing strategies to reverse these trends, we expect that the number of restaurants will continue to decline in the near term, particularly due to the Company’s inability to support certain franchisees that were able to remain open due to the Company’s payment on lease and mortgage guarantees which were suspended after the Filing. Continuation of these trends will have a negative impact on our royalty revenue and brand contribution, which in turn would impact our cash flow and liquidity.

     On July 6, 2004 and August 2, 2004 we effected a reduction in force eliminating 32 positions on the corporate staff, reducing the personnel employed at our corporate headquarters or as field personnel to approximately 70. These reductions will begin to impact operating results in the third quarter of 2004. The effects of these position reductions will continue in the fourth quarter of 2004. We also have developed and have implemented plans to reduce non-compensation general and administrative expense, and expect certain guarantees and litigation liabilities and expenses to be discharged during the Bankruptcy process. These reductions in expense likely will be offset by additional legal and professional fees incurred during the Bankruptcy process.

     The Company is currently operating under a temporary cash collateral order approved by the Bankruptcy Court that expires on November 17, 2004. The Company is attempting to finance its cash needs after November 17, 2004 through some combination of real estate sales or securing the permission of certain creditors to continue to use collateralized franchising revenue to meet the operating needs of the Company. There can be no assurance that additional capital will be available on terms acceptable to the

Company, or at all. Failure to raise sufficient additional capital would have a material adverse effect on the Company’s ability to operate as a going concern or to restructure in Chapter 11.

     On June 24, 2004, the Company announced that it had retained Trinity Capital, LLC, a specialty investment banking firm focused on the multi-unit retail and food and beverage industries, to serve as financial advisor to the Company. Through its financial advisor, the Company is exploring its restructuring alternatives involving strategic investors. The Company considers additional investment critical to successfully reorganizing the Company and emerging from bankruptcy, and there can be no assurance that additional capital can be secured on terms acceptable to the Company.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and other material included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Forward-Looking Statements

     This report may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, or the Private Securities Litigation Reform Act of 1995. Any statements that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements are not meant to predict or guarantee actual results, performance, events, or circumstances and may not be realized because they are based on our current projections, plans, objectives, beliefs, expectations, estimates, and assumptions and are subject to a number of risk factors and uncertainties, many of which are beyond our control. Actual results and the timing of future events and circumstances may differ materially from those described or implied by the forward-looking statements as a result of these risk factors and uncertainties. Forward-looking statements may include, without limitation, statements concerning earnings or other financial item projections, the plans and objectives of management, future economic performance, new restaurant development, future Schlotzsky’s brand products, and assumptions underlying or relating to any other forward-looking statement. Factors that could cause actual results to differ materially from those described in the forward-looking statements may include, without limitation, the ability of the Company to develop one or more plans of reorganization with respect to the Chapter 11 proceeding and receiving approval from the Court and other interested third parties, an inability of the Company or our franchisees to obtain adequate financing, increased competition within the restaurant industry, the results of arbitration and litigation, an inability to sell restaurants, a failure to successfully recruit multi-unit and single-unit franchisees, and stock volatility and illiquidity.

     Because of the risks and uncertainties related to these factors and the forward-looking statements, readers are cautioned not to place undue reliance on the forward-looking statements. There can be no assurance that any events or results described in any forward-looking statement will actually occur or be achieved. It is possible that the equity of the Company will be restructured in a manner that will substantially reduce or eliminate any remaining value. We undertake no obligation to publicly revise the forward-looking statements to reflect events or circumstances that arise after the date of this report or to reflect new information, future events or circumstances, changes in assumptions, or otherwise. Readers should carefully review the risk factors described above and in other documents filed by us with the Commission. Readers are specifically directed to the discussion under “Risk Factors” in our most recent annual report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Changes in short-term interest rates on loans from financial institutions could materially affect the Company’s earnings because the interest rates charged on certain underlying obligations are variable.

     At June 30, 2004, a hypothetical 100 basis point increase in interest rates would result in a decrease of approximately $74,000 in annual pre-tax earnings. The estimated decrease is based upon the increased interest expense of the Company’s variable rate debt and assumes no change in the volume or composition of debt at June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The term “disclosure controls and procedures” is defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Controls. We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect, in all material respects, our transactions and that our established policies and procedures are followed. There were no changes to our internal controls over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company’s filing for Chapter 11 protection in federal bankruptcy court generally stayed all litigation pending as of August 3, 2004, although parties in some cases may either request that the bankruptcy judge lift the stay and allow the litigation to proceed or remove the case to the bankruptcy court to be heard by the judge in the bankruptcy proceeding.

     New Florida Markets, Ltd. and Deli Keys, Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s NAMF, Inc., and Schlotzsky’s NAMF Funding, LLC (Case No. 701140045603), was filed around June 23, 2003 with the American Arbitration Association. Claimants are the area developers for the Tampa, Orlando, Miami and West Palm Beach development areas. They alleged that Respondents frustrated their ability to develop their areas and breached the Area Developer Agreements, in addition to other claims. On May 9, 2004 the Respondents and Claimants settled all claims and entered into a binding settlement agreement. The Company was not able to make a required settlement payment on June 15, 2004, and around July 27, 2004, the claimants filed New Florida Markets, Ltd. and Deli Keys Ltd. v. Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s Franchisor, LLC, Schlotzsky’s Franchise Operations, LLC, Schlotzsky’s N.A.M.F. Inc. and Schlotzsky’s N.A.M.F. Funding, LLC, in the Circuit Court of the 11th Judicial Circuit in and for Dade County, Florida, General Civil Division, Case No. 04-16303 seeking enforcement of the settlement agreement. On October 21, 2004, the Court granted a Motion to Dismiss the NAMF entities but allowed Plaintiffs’ 20 days to amend the complaint to state a cause of action against the NAMF entities that would not be barred by the bankruptcy or the binding terms of settlement, which provided that Plaintiffs’ exclusive remedy for a breach was against Schlotzsky’s, Inc. or the subsidiary that was to sign the note.

     Robert Coshott v. Schlotzsky’s, Inc. (Cause No. GN 1-02279), was filed on July 24, 2001, in the 200th Judicial District Court of Travis County, Texas. Plaintiff is the Master Licensee for Australia and New Zealand, and he opened a Schlotzsky’s Deli restaurant in Melbourne, Australia. Plaintiff brought causes of action for fraud and/or negligent misrepresentation. Plaintiff alleged that he experienced problems with certain equipment specified or approved by the Company, that the Company’s system and equipment did not generate enough finished food product to service his potential customers; that the Company misrepresented the level of revenue the restaurant could reasonably be expected to achieve, that the Company delayed his ability to develop restaurants by failing to timely secure certain trademarks and trade names; and that the Company misrepresented whether it would allow Plaintiff to franchise Schlotzsky’s Deli restaurants in certain gas station or convenience store locations in his territories. Plaintiff requested actual and punitive damages of $3.75 million plus lost profits and incidental and consequential damages of an unspecified amount. On July 23, 2003, Coshott also filed a Demand for Arbitration with the International Chamber of Commerce styled Robert Gilbert Coshott v. Schlotzsky’s, Inc. (Case. No. 12 838/JNK). The claims in the Demand are similar to those brought in the above-entitled action and include additional allegations that the Company required the purchase of goods and services from certain suppliers in violation of the Trade Practices Act of 1974 and that the Company failed to disclose the existence of a predecessor Master License Agreement, in violation of the Fair Trading Act of 1987 (New South) Wales, breach of contract, and equitable estoppel. Claimant seeks unspecified actual, compensatory and punitive damages, lost profits, attorneys’ fees, prejudgment interest, and costs. On February 26, 2004, the Company obtained a declaratory judgment in the state court case declaring that Plaintiff had waived any right to arbitrate his claim by filing suit against the Company in state court in Texas. On June 21, 2004, the parties were informed by the International Court of Arbitration that the case is considered withdrawn as of June 1, 2004 for failure to pay the required advance on costs. The state court case is not yet set for trial.

     Dae Kim, DWK Enterprises, Inc., and Aecon International, Inc. v. John Wooley, Schlotzsky’s, Inc., Schlotzsky’s Franchising Limited Partnership, Schlotzsky’s N.A.M.F., Inc., Schlotzsky’s National Advertising Association, Inc., and Schlotzsky’s, Brands, Inc., Schlotzsky’s Brand Products, L.P., Schlotzsky’s Real Estate, Inc., and Schlotzsky’s Restaurants, Inc. (Cause No. 2001-CI-13672) was originally filed in the 73rd Judicial District Court of Bexar County, Texas on or about September 25, 2001 (after a similar lawsuit was filed and later withdrawn in Harris County, Texas) against Schlotzsky’s, Inc., John Wooley, Schlotzsky’s Franchising Limited Partnership, and Schlotzsky’s NAMF, Inc. (“Defendants”). Plaintiffs are, or claim to be, franchisees in Houston and San Antonio Texas, and Plaintiff Kim was an area developer for those markets. Plaintiffs brought causes of action for breach of contract, breach of fiduciary duty, breach of the duty of good faith and fair dealing, civil conspiracy, tortuous interference with contract, tortuous interference with prospective business relationship, violation of the Texas Deceptive Trade Practices and Consumer Protection Acts, restraint of trade, detrimental reliance-fraud in the inducement, and defamation-business disparagement. They seek an unspecified amount of money damages plus exemplary damages, attorneys’ fees, pre-judgment interest, costs, and a jury trial. Defendants, except for Mr. Wooley who was previously dismissed from the case, answered and asserted counterclaims alleging breach of contract and that Plaintiffs’ claim under the Texas Deceptive Trade Practices Act is groundless in fact or in law and brought in bad faith or for the purpose of harassment, and seek money damages, costs of court, penalty fees, costs incurred in performing the accounting, attorneys’ fees, and pre- and post-judgment interest. Defendants (except for Mr. Wooley) removed the case to federal court. The case was remanded to state court on April 17, 2003. The case is not yet set for trial.

     U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. (Cause No. 03-01758) was filed on February 27, 2003, in the District Court of Dallas County, B-44th Judicial District. Plaintiff is a real estate investment company that owns certain Schlotzsky’s restaurants and leases them to franchisees. It alleges that in 1997 and 1998 we entered into several agreements where we agreed to guarantee certain lease agreements. Plaintiff claims that in 1998 the parties entered into an agreement whereby Plaintiff agreed to release Schlotzsky’s from its guaranty obligations pertaining to six properties in which the tenants had defaulted, in exchange for Schlotzsky’s agreement to purchase six other properties. Plaintiff is seeking an order requiring us to purchase six properties for a total purchase price of over $4.5 million. In the alternative, Plaintiff is seeking damages or an order reinstating the previously released guaranties. Plaintiff’s claims include breach of contract and a request for attorneys’ fees. The trial date has been scheduled for September 20, 2004, although the Chapter 11 proceeding is expected to stay the trial date. On June 25, 2004, Plaintiff filed U.S. Restaurant Properties Operating L.P. v. Schlotzsky’s, Inc. (Cause No. 04-05858-D), in the District Court of Dallas County, 95th Judicial District. Plaintiff alleges that Defendant owes unpaid balance on certain guaranty pool agreements allegedly defaulted by Defendant beginning in May 2004.

     John Wooley and Jeffrey Wooley vs. Schlotzsky’s Franchisor, LLC, Cause No. GN402261, was filed on July 20, 2004 in the 98th Judicial District Court of Travis County, Texas, and John Wooley and Jeffrey Wooley v. Schlotzsky’s, Inc., Cause No. GN402596, was filed on August 12, 2004 in the 250th Judicial District Court of Travis County, Texas. John Wooley and Jeffrey Wooley, former officers and directors of the Company, with John Wooley currently being the largest shareholder of the Company, filed a request for a Temporary Restraining Order on July 20, 2004 to request the Court to order the Company not to take any actions with regard to Schlotzsky’s Franchisor, LLC, a subsidiary of the Company. The Wooleys asserted that any action taken with regard to Schlotzsky’s Franchisor would harm them with regard to a loan they made to Franchisor in November 2003 for approximately $2.5 million. The Court rejected their request, and no further action has been taken to date by the Wooleys in the first listed lawsuit. On August 12, 2004, the Wooleys filed the second listed lawsuit above and requested that the Court order the Company to hold its annual shareholder meeting by August 30, 2004. The Wooleys subsequently filed a motion for non-suit in the state court case and then filed a motion with the bankruptcy court asking that the judge lift the automatic stay with regard to the annual meeting and grant the Wooleys permission to pursue their claim for injunctive relief in state court. In addition, the Wooleys have filed several other motions with the bankruptcy court challenging certain actions the Company has taken during the bankruptcy proceeding and objecting to requests made by the Company with regard to its retention of professionals during the bankruptcy process.

     In addition to the matters discussed above, we are defendants in various other legal proceedings arising from our business. Due to the bankruptcy filing, the early stages of some of the proceedings, and the general uncertainty surrounding the outcome of any litigation, it is not possible for the Company to provide any certain or meaningful analysis, projections, or expectations with respect to the proceedings discussed above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

3.1	Articles of Incorporation of the Company, as amended. (1)

3.2	Statement of Resolutions Regarding the Designation, Preferences and Rights of Class C Series A Junior Participating Preferred Stock of the Company. (2)

3.3	Bylaws of the Company, as amended. (4)

4.1	Specimen stock certificate evidencing the Common Stock of the Company. (1)

4.2	Rights Agreement dated December 18, 1998 between the Company and Harris Trust and Savings Bank. (2)

4.3	Warrant Certificate dated February 15, 2001 from the Company to Triad Media Ventures LLC. (3)

10.55	Employment Agreement dated as of June 17, 2004 between the Company and Sam Coats (4)*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by David Samuel Coats, Chief Executive Officer. (4)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Matthew D. Osburn, Chief Financial Officer. (4)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by David Samuel Coats, Chief Executive Officer. (4)

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Matthew D. Osburn, Chief Financial Officer. (4)

*	Indicates a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 filed on October 12, 1995, as amended.

(2)	Incorporated by referenced from the Company’s Registration of certain Securities on Form 8-A filed on December 18, 1998.

(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed on April 2, 2001.

(4)	Filed with this Quarterly Report on Form 10-Q.

b)	Current Reports on Form 8-K:

     The Registrant filed a Current Report on Form 8-K dated March 31, 2004, containing a press release dated March 30, 2004, announcing the Company’s release of financial results for the quarter and fiscal year ended December 31, 2003.

     The Registrant filed a Current Report on Form 8-K dated May 13, 2004, containing a press release dated May 13, 2004, announcing the Company’s release of financial results for the quarter ended March 31, 2004.

     The Registrant filed a Current Report on Form 8-K dated June 17, 2004, containing a press release dated June 17, 2004, announcing the removal by the Board of Directors of the Company of certain senior management and the election of a new interim Chief Executive Officer.

     The Registrant filed a Current Report on Form 8-K dated August 3, 2004, containing a press release dated August 3, 2004, announcing the Chapter 11 bankruptcy filings by the Company and certain of its subsidiaries.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCHLOTZSKY’S, INC.

By:	/s/ David Samuel Coats

David Samuel Coats
President and Chief Executive Officer

By:	/s/ Matthew D. Osburn

Matthew D. Osburn
Vice President, Controller and
Assistant Treasurer
(Principal Financial Officer)

Austin, Texas
November 11, 2004